Form 10-K
period 1993-12-31
UNUM CORP
filed 1994-03-25
CIK 795581

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                                FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993    Commission file number  1-9254

                             UNUM Corporation
           (Exact name of registrant as specified in its charter)

          Delaware                                     01-0405657
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

2211 Congress Street, Portland, Maine                      04122
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:    (207) 770-2211

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class         Name of each exchange on which registered

Common stock, $0.10 par value              New York Stock Exchange
                                           Pacific Stock Exchange
Preferred stock purchase rights            New York Stock Exchange
                                           Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X         No  ____

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 11, 1994, was approximately $4,246,100,000.

   As of March 11, 1994, 75,529,100 shares of the registrant's common stock were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Information from the Registrant's proxy statement dated March 28, 1994, is incorporated by reference into Part III.

Exhibit Index appears on page 105.

                            TABLE OF CONTENTS

                                 PART I

Item                                                             Page

  1. Business
     A.   Description of Business                                 3
     B.   Employee Benefits Segment                               4
     C.   Related Businesses Segment                              5
     D.   Colonial Companies Segment                              6
     E.   Individual Disability Segment                           7
     F.   Retirement Security Segment                             8
     G.   Other Operations Segment                                9
     H.   Investments                                            10
     I.   Risk Management and Reinsurance                        12
     J.   Reserves                                               14
     K.   Employees                                              14
     L.   Competition                                            14
     M.   Regulation                                             14
     N.   Participation Fund Account                             16
  2. Properties                                                  16
  3. Legal Proceedings                                           17
  4. Submission of Matters to a Vote of Security Holders         17

                           PART II

  5. Market for the Registrant's Common Equity and Related
      Stockholder Matters                                        18
  6. Selected Financial Data                                     19
  7. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                        22
  8. Financial Statements and Supplementary Data                 49
  9. Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure                        87

                          PART III

 10.  Directors and Executive Officers of the Registrant
      A.  Directors of the Registrant                            88
      B.  Executive Officers of the Registrant                   88
 11.  Executive Compensation                                     90
 12.  Security Ownership of Certain Beneficial Owners
       and Management                                            90
 13.  Certain Relationships and Related Transactions             90

                           PART IV

 14.  Exhibits, Financial Statement Schedules, and Reports
       on Form 8-K                                               91
      Signatures                                                 92
      Report of Independent Accountants                          94
      Report of Independent Auditors                             95
      Index to Financial Statement Schedules                     96
      Index to Exhibits                                         105

                                   PART I

Item 1.  BUSINESS

A. Description of Business

   UNUM Corporation is a Delaware corporation organized in 1985 as an insurance holding company. UNUM Corporation and subsidiaries ("UNUM") are the leading provider of group long term disability insurance ("group LTD") in the United States and the United Kingdom. UNUM is also a major provider of employee benefits, individual disability insurance and specialty accident and health reinsurance. UNUM also markets long term care and retirement income products. The operations of the following subsidiaries account for substantially all of UNUM's consolidated assets and revenues. UNUM Corporation is based in Portland, Maine and through its affiliates has offices in North America, the United Kingdom and the Pacific Rim.

   UNUM conducts its operations in the United States through a number of wholly owned subsidiaries: UNUM Life Insurance Company of America ("UNUM America"), a Maine life insurance company licensed in 49 states and Canada, the leading provider of group disability insurance in the nation, and a provider of employee benefits, long term care and retirement products; First UNUM Life Insurance Company ("First UNUM"), a New York life insurance company; Commercial Life Insurance Company, a Wisconsin life insurance company and a leader in special risk insurance and professional association insurance marketing; Duncanson & Holt, Inc., a New York corporation and a leading accident and health reinsurance underwriting manager; Colonial Companies, Inc., a Delaware holding company; and UNUM Holding Company, a Delaware corporation. Colonial Life & Accident Insurance Company, a wholly owned subsidiary of Colonial Companies, Inc., is the leader in payroll-deducted voluntary employee benefits offered to employees at their worksites. Through UNUM Holding Company, UNUM Corporation also owns UNUM Sales Corporation, a licensed broker-dealer incorporated in Delaware, and Claims Service International, Inc., a Delaware corporation, which provides claims administration services.

   UNUM Corporation also holds all of the outstanding capital stock of UNUM European Holding Company, which is incorporated in the United Kingdom. UNUM's United Kingdom operations are conducted by UNUM Limited, which is the United Kingdom's leader in group disability insurance and a wholly owned subsidiary of UNUM European Holding Company, and Duncanson & Holt Europe Ltd., a wholly owned subsidiary of Duncanson & Holt, Inc.

   On December 3, 1992, UNUM and Colonial Companies, Inc. ("Colonial"), signed a definitive merger agreement. On March 26, 1993, Colonial Class A common stock shareholders voted to approve the merger. Under the agreement, UNUM exchanged 0.731 shares of its common stock for each share of Colonial Class A and Class B common stock outstanding on March 26, 1993. UNUM issued approximately 11.4 million shares of common stock from treasury in connection with the merger. In addition, outstanding options to acquire shares of Colonial Class B common stock were converted into options to acquire shares of UNUM common stock. The merger qualified as a tax-free reorganization. The merger has been accounted for as a pooling of interests, and, accordingly, UNUM's consolidated financial statements have been restated to include the accounts of Colonial for all periods presented. As a result of the merger, UNUM formed a new business segment called "Colonial Companies," which exclusively reports the historical results of Colonial for all periods presented.

   UNUM reports its operations principally in six business segments:
Employee Benefits, Related Businesses, Colonial Companies, Individual Disability, Retirement Security and Other Operations. Corporate includes transactions which are generally non-insurance related, expenses incurred in connection with UNUM's long-term strategic investment in Japan, and interest expense on corporate borrowings.

   Refer to Item 7 and Item 8 (Note 16) for more information.

B. Employee Benefits Segment

   The Employee Benefits segment, which in 1993 accounted for 47.0% of UNUM's revenues and 51.9% of its income before income taxes, markets a range of group disability, group life and other specialty insurance products to employers.

   Group LTD is the Employee Benefits segment's principal product. UNUM targets sales of group LTD to executive, administrative and management personnel and other professionals. Since 1976, UNUM has been the nation's leading provider of group LTD according to Employee Benefit Plan Review, a recognized industry publication.

   Group LTD provides employees with insurance coverage for loss of income in the event of inability to work due to sickness or injury. Most of these policies begin providing benefits following 90 or 180 day waiting periods and continue providing benefits until the employee reaches age 65-70.
Group LTD benefits are paid monthly and generally are limited to two-thirds of the employee's earned income up to a specified maximum benefit.
Premiums for group LTD insurance are based upon the expected mortality, morbidity and persistency of the insured group as well as assumptions concerning operating expenses and future interest rates.

   UNUM's group life insurance product provides term insurance for employees. It is marketed primarily to executive, administrative and management personnel. As reported by Employee Benefit Plan Review in 1992, the most recent available data, UNUM was one of the nation's ten largest writers of group life insurance, based on number of contracts inforce.

   UNUM markets other employee benefits products including short term disability, accidental death and dismemberment, and dental insurance. UNUM's flexible benefits product provides employees with the opportunity to allocate benefit dollars among the various combinations of employee benefits products.

   Employee Benefits' group insurance is sold primarily on a basis that permits annual repricing. This enables UNUM to adjust the pricing of its products to more closely match the underlying claim experience and interest rate environment.

   UNUM markets its Employee Benefits' insurance products through a network of 33 offices in the United States and Canada, which distribute these products as well as the products offered by the Retirement Security segment, through brokers. As of December 31, 1993, these branch offices were organized into four regions and were staffed with approximately 615 management, sales, service and administrative personnel.

   Refer to Item 7 and Item 8 (Note 16) under the caption "Employee Benefits Segment" for more information.

C. Related Businesses Segment

   The Related Businesses segment in 1993 accounted for 14.4% of UNUM's revenues and 12.5% of its income before income taxes. The Related Businesses segment supports UNUM's growth strategy by focusing on the development, acquisition and operation of related businesses outside UNUM's existing product lines and distribution channels. The Related Businesses segment includes UNUM Limited in the United Kingdom, Commercial Life Insurance Company ("Commercial Life"), and reinsurance operations including Duncanson & Holt, Inc.

   On July 2, 1990, UNUM acquired all of the outstanding shares of National Employers' Life Assurance Company Limited ("NEL"). On August 1, 1990, UNUM acquired certain remaining policyholder interests of a NEL subsidiary, N.E.L. Permanent Health Insurances Limited (now known as UNUM Limited). In the third quarter of 1990, UNUM announced plans to restructure the operations of its United Kingdom acquisition by continuing to develop the permanent health (long term disability) business through UNUM Limited and by divesting the life, pension and mortgage businesses of NEL. On January 6, 1992, the NEL businesses were sold.

   UNUM Limited is the leading provider of group long term disability insurance in the United Kingdom. UNUM Limited targets group long term disability sales to management personnel, other professionals and technical and skilled artisans. These products are marketed through a network of independent brokers. UNUM Limited's long term disability products provide employees with insurance coverage for loss of income in the event of inability to work due to sickness or injury. UNUM Limited also markets individual disability insurance to self-employed individuals and those not covered under group policies through brokers and agents.

   Commercial Life markets group special risk accident products, term life, group universal life and long term disability, along with payroll deduction programs for employees through a network of independent brokers and specialty agents. Commercial Life is a leader in voluntary group accident insurance. Commercial Life sells to specialty markets, which include professional groups such as physicians, certified public accountants, dentists and attorneys.

   On July 30, 1992, UNUM purchased Duncanson & Holt, Inc. ("D&H"), a leading accident and health reinsurance underwriting manager. As a reinsurance manager, D&H provides pool management as well as marketing, underwriting, administration, claims payment and actuarial services for client companies, but does not bear any insurance risk. D&H has offices throughout the United States and in London, Toronto, and Singapore.

   Refer to Item 7 and Item 8 (Note 16) under the caption "Related Businesses Segment" for more information.

D. Colonial Companies Segment

   The Colonial Companies segment in 1993 accounted for 13.2% of UNUM's revenues and 15.3% of its income before income taxes. Colonial Companies' principal subsidiary, Colonial Life & Accident Insurance Company ("Colonial Life"), markets a broad line of payroll-deducted, voluntary benefits to
employees at their worksites.   Colonial Life focuses on personal accident
and sickness, life and cancer insurance plans and, in 1993, introduced annuity and medicare supplement insurance policies to its product line.

   Colonial Life's accident policies generally provide benefit payments for disability income, death, dismemberment or major injury. Accident policies are designed to supplement other benefits available through Social Security, workers' compensation, and other insurance plans. Colonial Life offers a wide range of life insurance products, with universal life and whole life accounting for most of the life insurance sold. Colonial Life's cancer policies are designed to provide payments for hospitalization and scheduled medical benefits, with the amounts and duration of such payments established by the policies. All of Colonial Life's insurance policies are issued on a nonparticipating basis.

   More than 95% of Colonial Life's premiums for 1993 were derived from policies marketed to employees at their worksites, with premiums in most cases to be collected through payroll deduction. Such policies are issued on a "guaranteed renewable for life" basis, which means that Colonial Life cannot refuse to renew any policy, but it does reserve the right on a product-by-product basis to increase premiums for inforce policies. This right to change premiums is or may be subject to various state insurance department rules, regulations and approvals.

   Since 1985, Colonial Life has marketed its accident and health products as qualified fringe benefits that can be purchased with pretax dollars as part of a flexible benefits program pursuant to Section 125 of the Internal Revenue Code. In 1993, premiums from sales to employees participating in such programs accounted for approximately 46% of total premiums. A flexible benefits program allows employers to manage their benefits and compensation packages and provides policyholders with the ability to choose the benefits that best meet their needs. Although Congress might change the tax laws to limit or eliminate fringe benefits available on a pretax basis, and such a change could limit or eliminate Colonial Life's ability to continue marketing its products in this way, Colonial Life believes its products provide policyholders value, which will remain even if the tax advantages offered by flexible benefit programs are eliminated.

   Colonial Life markets its products nationwide primarily through a 5,200-member independent contractor sales force. Approximately 1,150 home office employees provide corporate administration, sales support, internal services and systems, policyholder claims and services, and employer services.

   Colonial Companies' subsidiary, BenefitAmerica, Inc. ("BenefitAmerica"), offers employers administrative services for their employee benefit programs. The services offered by BenefitAmerica include claims adjudication and payment for reimbursement plans, which are offered under an employer's flexible benefits plan pursuant to Section 125 of the Internal Revenue Code, as well as other administrative services to those plans. The services offered by BenefitAmerica complement the services and products offered to employers by Colonial Life.

   Refer to Item 7 and Item 8 (Note 16) under the caption "Colonial Companies Segment" for more information.

E. Individual Disability Segment

   The Individual Disability segment accounted for 11.9% of UNUM's revenues and 15.0% of its income before income taxes in 1993. This segment provides business owners, corporate executives, professionals and administrative support personnel with coverage through its CUSTOMAX (registered trademark) products for loss of income in the event of disability. In addition to marketing the CUSTOMAX (registered trademark) portfolio under the UNUM name, UNUM has private labeling agreements with insurance companies under which the CUSTOMAX (registered trademark) products are distributed.

   The basic individual disability policy provides the insured with a portion of the earned income which is lost as a result of sickness or injury. Monthly benefits available range from 30% to 70% of the insured's earned income up to a specified maximum benefit. Various options are available that permit tailoring of an insurance policy to the specific client's needs. The most common options include payments for partial disability, length of benefit period, cost-of-living adjustments, college benefits and retirement benefits. Various waiting periods are offered before payment begins ranging from 30 to 180 days. UNUM also markets buy/sell and key person coverage and policies that provide reimbursement for business overhead expenses incurred during a period of disability.

   Individual disability insurance products are sold on a non-cancellable basis, with a fixed premium for the duration of the policy. Some policies written in Canada are sold on a guaranteed renewable basis, which allows for future rate increases. As reported in the Life Insurance Marketing Research Association's 1992 Individual Health Issues and Inforce Survey, the most recent available data, UNUM was the third largest writer of individual disability income policies as measured by premium on both new sales and premium inforce. Premium rates are based on expected mortality, morbidity and persistency as well as assumptions concerning policy related expenses and investment income. Due to the non-cancellable, fixed premium nature of the policies, profitability of the individual disability business is largely dependent upon proper risk evaluation of potential insureds and sound benefits management. UNUM evaluates the medical and financial condition of the prospective insured prior to policy issuance.

   UNUM currently distributes this segment's products in the United States and Canada through a branch office system of Individual Disability sales consultants, who distribute these products as well as products offered by the Retirement Security Segment, through brokers and agents. UNUM has a network of 52 Individual Disability offices in the United States that are staffed with approximately 360 management, sales, service and administrative employees. Another 11 sales offices, staffed by approximately 39 employees, are located throughout Canada.

   Refer to Item 7 and Item 8 (Note 16) under the caption "Individual Disability Segment" for more information.

F. Retirement Security Segment

   The Retirement Security segment accounted for 8.0% of UNUM's revenues and 4.6% of its income before income taxes in 1993. This segment markets and services tax-sheltered annuities ("TSA") and long term care products. In 1992, the Retirement Security Segment introduced Lifestyle Security Protection (service mark) ("LSP") to its product line.

   TSA products (Section 403(b) plans under the Internal Revenue Code) are marketed to non-profit hospitals and organizations. These contracts offer a fixed fund which provides for annual renewable guarantees of principal and interest. In addition, some TSA contracts offer variable annuity investment alternatives. These investment alternatives are mutual funds offered as subaccounts in a UNUM separate account. The mutual funds, managed by nationally recognized investment managers, include a variety of choices such as growth, balanced and stock index funds. UNUM also offers recordkeeping and reporting services to TSA contract holders.

   LSP products are marketed to employers to supplement their employees' retirement planning needs. It provides plan participants with insurance coverage for retirement savings in the event of the inability to continue retirement contributions due to death or disability.

   UNUM markets its retirement products through a network of 30 offices in the United States, which distribute these products as well as the products offered by the Employee Benefits segment, primarily through brokers.

   UNUM markets long term care insurance to employer groups, continuing care retirement communities and individuals. The group product is offered on an employer or employee paid basis, and employer groups may offer coverage to spouses, parents and grandparents, in addition to the employee. UNUM distributes long term care products in the United States through brokers and agents from the branch office system as described in the Employee Benefits and Individual Disability Segments.

   Refer to Item 7 and Item 8 (Note 16) under the caption "Retirement Security Segment" for more information.

G. Other Operations Segment

   The Other Operations segment accounted for 5.3% of UNUM's revenues and 4.5% of its income before income taxes in 1993. This segment includes 401(k) plans, guaranteed investment contracts ("GICs"), deposit administration contracts ("DAs"), group medical insurance, and the individual life insurance business of UNUM America, all of which are no longer actively marketed by UNUM.

   In the fourth quarter of 1991, UNUM announced plans to withdraw from the 401(k) market by the end of 1992. UNUM has transferred 401(k) service responsibilities to its formerly wholly owned subsidiary, Preferred Benefits Corporation, which was sold in the second quarter of 1992.

   UNUM discontinued active marketing of GICs and DAs primarily due to the lack of demand and the level of investment risk. UNUM discontinued new sales of universal life and other individual life policies as of January 1, 1988. UNUM began exiting the group medical product line in 1987 with the discontinuance of new sales on the traditional group medical product. In 1990, management announced its intention to exit the group medical product entirely. Beginning with the February 1991 renewals, policyholders had the option of transferring their group medical product to another insurer.
UNUM services commitments to inforce policyholders, which include conversions of group life and group medical insurance.

   Refer to Item 7 and Item 8 (Note 16) under the caption "Other Operations Segment" for more information.

H. Investments

   Refer to Item 7 under the caption "Investments" for more information. Additional information about UNUM's mortgage loan portfolio is provided below:

   Overall, UNUM management believes that its mortgage loan portfolio is well diversified geographically and among property types. The mortgage loan portfolio percentages by geographic region and property type at December 31, 1993, and 1992, were as follows:

                      Geographic Region
                                   1993         1992
          New England              10.5%         9.3%
          Mid-Atlantic             16.6         17.6
          Southeast                16.4         17.0
          Southwest                 7.7          7.1
          North Central            15.1         14.4
          Farm Belt                 9.9         10.5
          Pacific                  16.2         16.0
          Oil Patch                 7.6          8.1
            Total                 100.0%       100.0%

                          Property Type
                                   1993         1992
          Office Building          28.1%        26.4%
          Retail                   29.5         29.1
          Industrial               19.1         19.5
          Residential               6.4          6.6
          Medical                   6.5          6.8
          Nursing Home              3.6          4.6
          Hotel/Motel               5.5          5.1
          Other                     1.3          1.9
            Total                 100.0%       100.0%

   Mortgage loans delinquent sixty days or more on a contract delinquency basis by geographic region and property type were as follows at December 31, 1993, and 1992 (Dollars in millions):

                      Geographic Region
                                   1993         1992
          New England             $15.7        $15.7
          Mid-Atlantic              4.6          5.1
          Southwest                 2.7          2.7
          Farm Belt                  --          1.8
          Pacific                   3.1          6.1
          North Central              --          1.5
            Total                 $26.1        $32.9

                          Property Type
                                   1993         1992
          Office Building         $23.4        $26.2
          Retail                    2.7          2.7
          Industrial                 --          3.9
          Other                      --          0.1
            Total                 $26.1        $32.9

   Restructured mortgage loans by geographic region and property type were as follows at December 31, 1993, and 1992 (Dollars in millions):

                      Geographic Region
                                   1993         1992
          New England             $ 3.4        $ 3.4
          Mid-Atlantic              2.2          8.0
          Southeast                12.2         10.8
          North Central            13.9         14.0
          Farm Belt                 8.8          9.6
          Oil Patch                16.3         24.6
          Other                     9.1         10.5
            Total                 $65.9        $80.9

                          Property Type
                                   1993         1992
          Office Building         $31.5        $34.7
          Retail                    8.5          8.5
          Industrial                7.6          7.7
          Residential               6.2         18.0
          Other                    12.1         12.0
            Total                 $65.9        $80.9


   Other problem mortgage loans are defined by UNUM as those which are not delinquent over 60 days and not restructured, but which are being accounted for on a nonaccrual basis. Other problem loans by geographic region and property type were as follows at December 31, 1993, and 1992 (Dollars in millions):

                      Geographic Region
                                   1993         1992
          New England             $  --        $14.5
          Mid-Atlantic              3.4         13.3
          Southeast                 2.6          9.2
          Oil Patch                 --          10.8
          Pacific                   1.6          3.6
          North Central             2.4          6.5
          Other                     --           0.8
            Total                 $10.0        $58.7

                          Property Type
                                   1993         1992
          Office Building         $ 0.5        $25.8
          Industrial                2.8         16.2
          Retail                    6.7         12.4
          Residential                --          4.3
            Total                 $10.0        $58.7

   Potential problem mortgage loans are defined by UNUM as current and performing loans, which management has doubts as to the ability of the borrower to comply with present loan terms and whose book value exceeds the market value of the underlying collateral. Potential problem loans by geographic region and property type were as follows at December 31, 1993, and 1992 (Dollars in millions):

                      Geographic Region
                                   1993         1992
          New England             $ 6.2        $ 3.2
          Mid-Atlantic             27.9          5.9
          Southeast                 4.6         13.7
          Southwest                 2.2           --
          Oil Patch                 3.5          4.9
          Pacific                  16.6           --
          North Central            19.7         17.4
          Farm Belt                 6.9          7.0
          Other                      --          3.6
            Total                 $87.6        $55.7

                          Property Type
                                   1993         1992
          Office Building         $26.1        $16.6
          Industrial               22.7          6.7
          Retail                   18.2          8.8
          Residential                --          7.5
          Hotel/Motel              18.3         16.1
          Medical                   2.3           --
            Total                 $87.6        $55.7

I. Risk Management and Reinsurance

   Risk management, which includes product design, pricing, underwriting, reserving and benefits management, involves a determination of the type and amount of risk that an insurer is willing to accept. UNUM has underwriters organized within business segments who evaluate policy applications on the basis of information provided by the applicant and other sources.

   UNUM reinsures with other companies portions of the insurance policies it has underwritten. Reinsurance allows UNUM to sell policies with a face amount larger than the entire risk that UNUM is willing to assume. UNUM remains liable to the insured for the payment of policy benefits if the reinsurers cannot meet their obligations under the reinsurance agreements.

   In the Employee Benefits segment, UNUM has underwriters for each major product line. Quotes for prospective customers are based on UNUM's experience with the profitability and persistency of the respective employer's risk category. The maximum group LTD monthly benefit varies, but the usual maximum monthly amount available is $35,000. For group life insurance products, UNUM retains up to $750,000 per individual life and reinsures the balance with other insurance carriers.

   Colonial Life has reinsurance on its cancer products that provides coverage for claim payments in excess of $50,000 in any one year, per claimant, up to a lifetime maximum of $1 million per claimant.

   The financial and medical underwriting areas of UNUM Limited handle the underwriting of group and individual disability policies. The maximum yearly benefit for group LTD is 326,000 (British pound sterling). UNUM Limited retains 55,000 (British pound sterling) of this risk and reinsures the balance. The maximum yearly benefit for individual disability insurance is 90,000 (British pound sterling) and amounts over 40,000 (British pound sterling) per annum are reinsured.

   Commercial Life reinsures the risk on its voluntary accidental death and dismemberment product in excess of $400,000 of coverage. Commercial Life also reinsures the risk on individual, group, franchise life and accidental death and dismemberment coverages in excess of the retention limit of $250,000.

   UNUM requires medical examinations, financial data, and other information to make a decision on the acceptability of the individual risk and to appropriately classify an applicant for individual disability insurance products. On new sales, UNUM retains up to $8,000 basic monthly indemnity per life for personal disability coverages, $20,000 per life for business overhead expenses coverages and $500,000 per life for buy/sell coverages.

   UNUM (except for Colonial Life) reinsures the risk of individual life insurance contracts that exceed $425,000 on any one life. Colonial Life limits its risk for death and dismemberment benefits to $100,000 per life.

   In addition to the reinsurance arrangements above, UNUM (except for Colonial Life, UNUM Limited and Commercial Life) is covered by catastrophe reinsurance, which provides additional protection against aggregate losses in excess of $1 million up to a maximum of $100 million. This protection is activated whenever one event causes the disability and/or death of five or more people covered under UNUM's life or disability contracts. Colonial Life is covered by catastrophe reinsurance for accidental deaths totaling more than $300,000 from a single disaster, up to a limit of $5 million. UNUM Limited's group disability business is partially covered by catastrophe reinsurance of 3 million (British pound sterling) for losses from one event involving more than twenty-five lives. Commercial Life is covered by catastrophe reinsurance, which provides additional protection against aggregate losses in excess of $1 million up to a maximum of $54 million for losses involving three or more covered lives.

   Reinsurance premiums assumed and ceded for the year ended December 31, 1993, were $192.6 million and $50.0 million, respectively. No current or planned reinsurance activity is expected to have a significant impact on the ability of UNUM to underwrite additional insurance.

J. Reserves

   The reserves reported in the consolidated financial statements of UNUM Corporation and subsidiaries have been computed in accordance with generally accepted accounting principles ("GAAP") for stock life insurance companies. These reserve balances generally differ from those specified by the laws of the various states and those carried in the statutory financial statements. The differences between GAAP and statutory reserves arise from the use of different mortality, morbidity, interest and lapse assumptions.

   Pursuant to insurance laws of the states of Maine, New York, South Carolina, and Wisconsin, and of the United Kingdom, UNUM's insurance subsidiaries (UNUM America, First UNUM, Colonial Life, Commercial Life and UNUM Limited, respectively) have set up statutory reserves, carried as liabilities, to meet obligations on their various policies. These statutory reserves are amounts which, together with premiums to be received and interest on such reserves at assumed rates, are calculated to be sufficient to meet the policy and contract obligations of UNUM's insurance subsidiaries.

   Statutory and GAAP reserves are based upon UNUM's insurance subsidiaries' experience as adjusted to provide for possible adverse deviations. These estimates are periodically reviewed and compared to actual experience. The assumptions are revised when it is determined that future expected experience differs from the assumed estimates.

K. Employees

   At December 31, 1993, UNUM had approximately 7,200 full-time employees. UNUM does not have collective bargaining agreements with employees.

L. Competition

   The principal competitive factors affecting UNUM's business are reputation, financial strength, quality of service, risk management, product design and price. There is competition among insurance companies for the types of individual and group insurance and retirement products sold by UNUM. At the end of 1993, there were approximately 2,000 legal reserve life insurance companies in the United States and Canada and life assurance offices in the United Kingdom, which may offer insurance products similar to those marketed by UNUM. UNUM also competes with banks, investment advisors, mutual funds and other financial entities to provide products and services. All areas of group insurance are highly competitive because of the large number of insurance companies and other entities offering these products.

M. Regulation

   UNUM's insurance subsidiaries are subject to regulation and supervision in the jurisdictions in which they do business. Although the extent of such regulation varies, state, Canadian and United Kingdom insurance laws generally establish supervisory agencies, such as state insurance departments, the Office of the Superintendent of Financial Institutions ("OSFI") and The Department of Trade and Industry ("DTI"), respectively, with broad administrative powers. These powers relate chiefly to the granting and revocation of the licenses to transact business, and establishing reserve requirements and the form and content of required financial statements. In the United States, such powers also include the licensing of agents and the approval of policy forms. UNUM's insurance operations and subsidiaries must meet the standards and tests for its investments promulgated by insurance laws and regulations of Maine, New York, South Carolina, Wisconsin, Canada and the United Kingdom, as applicable.

   UNUM's United States domiciled insurance subsidiaries are required to file quarterly and annual statements with the various insurance departments in state jurisdictions in which they do business. These statements comply with the rules of the National Association of Insurance Commissioners ("NAIC"). UNUM's insurance subsidiaries are examined periodically by examiners of the states of Maine, New York, South Carolina and Wisconsin and of other states (on an "association" or "zone" basis) in which they are licensed to do business. UNUM's insurance branch operation in Canada is periodically examined by Canadian insurance regulatory authorities and is required to file annual reports that comply with the insurance laws of Canada and with the rules of the OSFI of the Canadian Federal government and each of the provinces. UNUM's United Kingdom subsidiary is required to file financial statements annually with the DTI, in accordance with United Kingdom law and regulation.

   UNUM's insurance subsidiaries operate under insurance laws, which require that they establish and carry, as liabilities, actuarial reserves to meet their obligations on their life, disability, accident and health policies and annuities. These reserves are verified periodically by various regulators.

   UNUM's reinsurance underwriting manager, Duncanson & Holt, Inc., ("D&H") is a licensed reinsurance intermediary in New York. It is subject to regulation in New York and other states where it does business. Duncanson & Holt Underwriters, Ltd., a subsidiary of D&H, is a corporate member of Lloyds of London and is subject to all rules applicable to such members.

   UNUM Sales Corporation, a registered broker-dealer, is regulated by the National Association of Securities' Dealers and the Securities and Exchange Commission. It is the principal underwriter for variable annuity contracts offered by UNUM America and First UNUM.

   The laws of the State of Maine require periodic registration and reporting by insurance companies domiciled within its jurisdiction, which control or are controlled by other corporations or persons. This constitutes, by definition, a holding company system. UNUM America is domiciled in Maine and is subject to these laws. New York, which is the domiciliary state of First UNUM; South Carolina, which is the domiciliary state of Colonial Life; and Wisconsin, which is the domiciliary state of Commercial Life, have similar laws. Accordingly, the UNUM insurance subsidiaries are registered as members of the UNUM holding company system in the states of Maine, New York, South Carolina and Wisconsin. The statutes of these states require periodic disclosure concerning the ultimate controlling person and intercorporate transactions within the holding company system, some of which require prior approval.

   Effective December 31, 1991, UNUM America merged with two of UNUM Corporation's wholly owned Maine life insurance subsidiaries, UNUM Life Insurance Company ("UNUM Life") and UNUM Pension and Insurance Company ("UPIC"), with UNUM America remaining as the surviving corporation. In connection with the merger of UNUM Life and UPIC into UNUM America, UNUM Life ceased to maintain its licensing status in the State of New York effective December 31, 1991, with all future New York business being transacted by First UNUM. As a condition of New York regulatory approval, UNUM America agreed to maintain a security deposit in the State of New York equal to 102% of outstanding statutory liabilities to New York policyholders, insureds and claimants of UNUM Life. The security deposit consists of certain cash and invested assets. An initial deposit was made in February 1992 and at December 31, 1993, the required deposit approximated $879.8 million. UNUM America has the ability to withdraw assets from this account and to substitute other assets at its discretion. The balance of the security deposit will be reviewed and adjusted at least annually based upon the outstanding liabilities described above.

N. Participation Fund Account

   Participating policies issued prior to November 14, 1986, by the former Union Mutual Life Insurance Company ("Union Mutual") will remain participating as long as they remain inforce. A Participation Fund Account ("PFA") has been established for the sole benefit of all of Union Mutual's individual participating life and annuity policies and contracts. At December 31, 1993, the PFA had $342.8 million in assets, which are held by UNUM America. UNUM has agreed to pay certain expenses associated with the PFA and in 1986 established a reserve of $26.0 million for the present value of such expenses. At December 31, 1993, the PFA expense reserve was $17.7 million.

   PFA assets, investment earnings and income from operations are not available to UNUM America or UNUM during the operation or upon the termination of the PFA. In the unlikely event that the assets of the PFA are not adequate to provide for policyholder benefits (exclusive of dividends, which are not guaranteed), UNUM America would be required to provide for any shortfall, and such amounts, if any, would reduce earnings of UNUM America and UNUM.

   All operating data of the individual participating life and annuity contracts has been excluded from the Consolidated Statements of Income and all other operating data included in this report unless otherwise noted. The assets and liabilities associated with the participating business are included in UNUM's Consolidated Balance Sheets.

Item 2. PROPERTIES

   UNUM owns home office property consisting of five office buildings and four service buildings located throughout the Portland, Maine area. UNUM also owns an office building in the United Kingdom, which is the home office of UNUM Limited. The home office of the Colonial Companies is located in Columbia, South Carolina, and is also owned by UNUM. In addition, UNUM leases, on periods from five to ten years, office and warehouse space for use by its home office affiliates and sales forces.

Item 3. LEGAL PROCEEDINGS

   In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at December 31, 1993. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position or the consolidated operating results of UNUM.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of shareholders, through solicitation of proxies or otherwise, during the fourth quarter 1993.

                                PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

   The principal markets in which UNUM's common stock is traded are the New York Stock Exchange and the Pacific Stock Exchange. UNUM's ticker symbol is "UNM." As of December 31, 1993, there were 26,092 shareholders of record of common stock. Information concerning restrictions on the ability of UNUM's subsidiaries to transfer funds to UNUM in the form of cash dividends is described in Item 8 (Note 14).

   The market price (as quoted by the New York Stock Exchange) and cash dividends paid, per share of UNUM's common stock, by calendar quarter for the past two years are as follows:

                               1993                                         1992
                   4Q        3Q        2Q        1Q            4Q         3Q         2Q         1Q
High            $54.750   $60.125   $57.750   $58.375       $54.375    $45.000    $41.750    $40.625
Low             $47.750   $53.250   $51.000   $49.250       $41.250    $38.500    $32.000    $35.750
Close           $52.500   $54.500   $54.000   $56.500       $53.000    $42.750    $41.250    $35.750
Dividend Paid   $ 0.20    $ 0.20    $ 0.20    $0.16 1/2     $0.16 1/2  $0.16 1/2  $0.16 1/2  $ 0.13


Item 6.  SELECTED FINANCIAL DATA

UNUM Corporation and Subsidiaries

S E L E C T E D   C O N S O L I D A T E D   F I N A N C I A L   D A T A

                                                              Year Ended December 31,
(Dollars in millions, except per
 common share data)                     1993       1992       1991        1990       1989       1988       1987
Income Statement Data (a)
Revenues:
Premiums and other income (expense):
 Employee Benefits                   $1,362.6   $1,116.2   $1,000.0   $  909.8   $  769.3   $  723.3   $  670.5
 Related Businesses                     402.5      354.4      324.2      269.2      192.9         --         --
 Colonial Companies                     407.4      371.9      325.4      281.1      241.0      216.6      192.1
 Individual Disability                  322.5      292.9      253.4      169.4      147.2      134.7      126.1
 Retirement Security                     36.3       32.3       28.0       21.7       22.7       17.1        9.1
 Other Operations                        25.9       29.3       41.9       74.4      108.1      162.9      229.3
 Corporate                                 --        0.8         --       (0.1)       0.2        0.1        0.9
   Total premiums and other income    2,557.2    2,197.8    1,972.9    1,725.5    1,481.4    1,254.7    1,228.0

Net investment income (expense): (b)
 Employee Benefits                      234.7      234.4      196.1      176.5      160.8      151.3      133.7
 Related Businesses                      85.5       91.6       95.3       63.5       38.3         --         --
 Colonial Companies                      41.4       35.4       38.5       25.2       26.7       22.3       19.0
 Individual Disability                   82.5       75.0       67.5       67.3       64.1       54.4       46.2
 Retirement Security                    235.5      228.8      227.8      209.6      196.8      172.4      157.6
 Other Operations                       154.0      181.6      184.9      218.0      227.8      240.7      260.6
 Corporate                                6.2        3.9        1.5       (9.0)       6.0       20.3       19.1
   Total net investment income          839.8      850.7      811.6      751.1      720.5      661.4      636.2
   Total revenues                     3,397.0    3,048.5    2,784.5    2,476.6    2,201.9    1,916.1    1,864.2
Benefits and expenses:
 Employee Benefits                    1,358.2    1,128.1    1,002.2      915.6      779.7      743.5      703.7 Related Businesses
 Related Businesses                     430.7      392.6      358.4      298.3      213.4         --         --
 Colonial Companies                     378.4      346.8      306.4      259.6      225.5      201.1      178.6 Individual Disabilit
 Individual Disability                  336.0      323.3      284.2      210.8      195.0      192.3      169.8
 Retirement Security                    250.7      254.4      257.9      230.9      212.9      176.2      151.1
 Other Operations                       159.1      194.4      243.3      271.9      326.5      404.5      533.7
 Corporate                               23.6       10.4       12.5       10.8       12.4        9.5       15.8
   Total benefits and expenses       $2,936.7   $2,650.0   $2,464.9   $2,197.9   $1,965.4   $1,727.1   $1,752.7

(a)  Prior year data has been restated to include the accounts of Colonial Companies, Inc., pursuant to the
     March 26, 1993, merger with UNUM.
(b)  Includes investment income and net realized investment gains.


                                                               Year Ended December 31,
(Dollars in millions, except per
 common share data)                      1993       1992       1991       1990       1989       1988       1987
Income Statement Data (a)
Income (loss) before income taxes:
 Employee Benefits                    $ 239.1    $ 222.5    $ 193.9    $ 170.7    $ 150.4    $ 131.1    $ 100.5
 Related Businesses                      57.3       53.4       61.1       34.4       17.8         --         --
 Colonial Companies                      70.4       60.5       57.5       46.7       42.2       37.8       32.5
 Individual Disability                   69.0       44.6       36.7       25.9       16.3       (3.2)       2.5
 Retirement Security                     21.1        6.7       (2.1)       0.4        6.6       13.3       15.6
 Other Operations                        20.8       16.5      (16.5)      20.5        9.4       (0.9)     (43.8)
 Corporate                              (17.4)      (5.7)     (11.0)     (19.9)      (6.2)      10.9        4.2
   Total income before income taxes     460.3      398.5      319.6      278.7      236.5      189.0      111.5
Income taxes (credit)                   148.3      107.3       74.3       60.9       51.1       30.1       (4.7)
Cumulative effects of accounting
 changes                                (12.1)(d)     --         --         --         --         --         --
Net income                            $ 299.9    $ 291.2    $ 245.3    $ 217.8    $ 185.4    $ 158.9    $ 116.2
Per common share: (c)
 Net income                           $  3.81(d) $  3.71    $  3.15    $  2.73    $  2.03    $  1.57    $  1.06
 Dividends paid                       $0.76 1/2  $0.62 1/2  $  0.49    $0.37 1/2  $0.28 1/2  $  0.23    $  0.20

(a) Prior year data has been restated to include the accounts of Colonial Companies, Inc., pursuant to the
    March 26, 1993, merger with UNUM.
(b) Includes investment income and net realized investment gains.
(c) Per common share data reflects the effect of the February 14, 1992, two-for-one common stock split.
(d) Effective January 1, 1993, UNUM adopted Financial Accounting Standard No.106, "Employers' Accounting for
    Postretirement Benefits Other than Pensions," which decreased net income by $32.1 million, or $0.40 per share, and Financial Accounting Standard No. 109, "Accounting for Income Taxes," which increased net income by
    $20.0 million, or $0.25 per share.


UNUM Corporation and Subsidiaries

S E L E C T E D   C O N S O L I D A T E D   F I N A N C I A L   D A T A

                                                                December 31,
(Dollars and shares
 in millions)            1993       1992       1991       1990       1989       1988       1987       1986      1985      1984
Balance Sheet
 Data (a)
Assets              $12,437.3  $11,959.8  $11,310.9  $10,063.4  $ 9,045.7  $ 8,592.3  $ 7,783.0  $ 7,333.8  $6,019.0  $5,205.7
Long-term           $   128.6  $    77.2  $    51.5  $    77.2  $     1.5  $     1.5  $     1.7        1.4        --        --
Stockholders'
 equity             $ 2,102.7  $ 2,010.9  $ 1,755.5  $ 1,490.1  $ 1,445.0  $ 1,512.3  $ 1,463.8  $ 1,471.1  $770.0(c) $617.2(c)
Shares
 outstanding(b)          76.0       79.1       78.2       77.4       82.0       96.8      104.2      111.4    NA(c)     NA(c)
Weighted
 outstanding during
 the year (b)            78.8       78.5       77.8       79.9       91.4      101.3      109.1      NA(c)    NA(c)     NA(c)

(a) Prior year data has been restated to include the accounts of Colonial Companies, Inc., pursuant to the
    March 26, 1993, merger with UNUM.
(b) Share data reflects the effect of the February 14, 1992, two-for-one stock split.
(c) In November 1986, UNUM converted to a stock company from a mutual company.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis reviews the consolidated financial condition of UNUM at December 31, 1993, and the consolidated results of operations for the past three years and, where appropriate, factors that may affect future financial performance are identified and discussed. Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Consolidated Financial Data.

CONSOLIDATED OVERVIEW

(Dollars in millions, except per share amounts, and
percentage increase (decrease) over prior year)
                                        1993              1992          1991
Revenues
Premiums                         $2,474.1   15.5%   $2,142.4  10.5%  $1,938.9
Investment income                   790.4   (2.3)      809.2   2.9      786.6
Net realized investment gains        49.4   19.0        41.5  66.0       25.0
Fees and other income                83.1   50.0        55.4  62.9       34.0
   Total revenues                 3,397.0   11.4     3,048.5   9.5    2,784.5

Benefits and expenses             2,936.7   10.8     2,650.0   7.5    2,464.9

Income before income taxes          460.3   15.5       398.5  24.7      319.6

Income taxes                        148.3   38.2       107.3  44.4       74.3
Income before cumulative
effects of accounting changes       312.0    7.1       291.2  18.7      245.3

Cumulative effects of accounting
 changes
Income taxes                         20.0     nm          --               --
Postretirement benefits other
 than pensions, net of tax          (32.1)    nm          --               --
Net income                       $  299.9    3.0%   $  291.2  18.7%  $  245.3

Per common share
Income before cumulative effects
 of accounting changes           $    3.96          $   3.71         $   3.15
Cumulative effects of
 accounting changes
Income taxes                          0.25                --               --
Postretirement benefits other
 than pensions, net of tax           (0.40)               --               --
Net income                       $    3.81          $   3.71         $   3.15

Summary of income (loss) before
 income taxes
  Employee Benefits Segment      $   239.1    7.5%  $ 222.5   14.7%  $ 193.9
  Related Businesses Segment          57.3    7.3      53.4  (12.6)     61.1
  Colonial Companies Segment          70.4   16.4      60.5    5.2      57.5
  Individual Disability Segment       69.0   54.7      44.6   21.5      36.7
  Retirement Security Segment         21.1     nm       6.7    nm       (2.1)
  Other Operations Segment            20.8   26.1      16.5    nm      (16.5)
  Corporate                          (17.4)    nm      (5.7)   nm      (11.0)
Total income before income
 taxes                           $   460.3   15.5%  $ 398.5  24.7%   $ 319.6

Balance Sheet Data
Assets                           $12,437.3         $11,959.8      $11,310.9
Long-term debt                   $   128.6         $    77.2      $    51.5
Stockholders' equity             $ 2,102.7         $ 2,010.9      $ 1,755.5
Shares outstanding                    76.0              79.1           78.2
Weighted average shares outstanding
 during the year                      78.8              78.5           77.8

nm = not meaningful or in excess of 100%

COLONIAL MERGER

As described in Notes 1 and 2 of the Consolidated Financial Statements, UNUM's consolidated financial statements have been restated to include the accounts of Colonial Companies, Inc., pursuant to the March 26, 1993, merger, which has been accounted for as a pooling of interests. As a result of the merger, UNUM formed a new business segment called "Colonial Companies," which exclusively reports the historical results of Colonial Companies, Inc., for all periods presented. Reflected in 1993 net income is a one time charge of $9.6 million, or $0.12 per share, for expenses incurred to effect the merger.

ACCOUNTING CHANGES

Included in 1993 net income were the cumulative and incremental effects of the adoption of Financial Accounting Standards ("FAS") No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," and No. 109, "Accounting for Income Taxes."

Effective January 1, 1993, UNUM adopted FAS 106, which changed the method for recognition of the cost of postretirement benefits other than pensions from a cash basis to an accrual basis over the years in which employees render the related services. UNUM elected to recognize the FAS 106 liability at January 1, 1993, of $48.8 million as a cumulative effect of an accounting change which decreased net income by $32.1 million, or $0.40 per share, in 1993. The incremental effect of FAS 106 for 1993 was increased operating expenses of approximately $6.0 million.

Also effective January 1, 1993, UNUM adopted FAS 109, which changed the method for calculating and reporting deferred income taxes in the financial statements from the deferred method to the liability method. The cumulative effect of this accounting change amounted to a $20.0 million increase, or $0.25 per share, in 1993 net income.

UNUM also adopted FAS 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," effective January 1, 1993, which resulted in an increase in other assets of $80.0 million and a corresponding increase in future policy benefits and unpaid claims and claim expenses, but did not affect 1993 net income.

INCOME BEFORE INCOME TAXES

1993 Compared With 1992
Continued successful expense management, favorable claims experience in the Individual Disability segment and unusually favorable interest spread margins on tax sheltered annuities in the Retirement Security segment were primary factors in the increase in income before income taxes in 1993. Expenses incurred in connection with the merger of UNUM and Colonial Companies, Inc., included in Corporate, and unfavorable group life claims experience in the Employee Benefits segment partially offset these results. Net realized investment gains increased by $7.9 million in 1993 to $49.4 million from $41.5 million in 1992.

1992 Compared With 1991
Favorable group long term disability claims experience in the Employee Benefits segment, coupled with decreased expenses associated with the withdrawal from the 401(k) market reported in the Other Operations segment were two primary factors that resulted in increased income before income taxes in 1992. Additionally, net realized investment gains increased by $16.5 million in 1992.

INCOME TAXES

On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 ("OBRA") was enacted. OBRA increased the federal income tax rate of 34% to 35%, retroactive to January 1, 1993, and generally serves to limit corporate tax deductions for years after 1993. The change in tax rates resulted in increased 1993 income tax expense of $3.6 million related to 1993 pretax income and an additional $7.8 million related to the adjustment of deferred tax liabilities, for a total charge of $11.4 million, or $0.15 per share.

The effective tax rate reflects income tax expense as a percentage of pretax income. The effective rates were 32.2% for 1993, 26.9% for 1992 and 23.2% for 1991. Excluding the adjustment to deferred income tax expense of $7.8 million for the enacted tax rate change, the 1993 effective tax rate would have been 30.5%. Reported income tax expense was below the federal statutory tax rate of 35% for 1993, and 34% for 1992 and 1991, primarily due to tax savings from investment in tax-exempt securities. UNUM's growth in pretax income has outpaced the growth of income from tax-exempt securities, which has resulted in increased effective tax rates for 1993 and 1992.

The effect of the 1993 tax rate increase on future income taxes is dependent on the levels of pretax income and UNUM's investment in tax exempt securities. Other provisions of OBRA include: the denial of a tax deduction for lobbying expenses; a decrease in the amount of meals and entertainment expenses deductible for tax purposes; and denial of a tax deduction for some amounts of compensation paid in excess of $1 million to certain individuals in a single year. These provisions are not expected to have a material effect on UNUM's future income tax expense.

ECONOMIC ENVIRONMENT

The majority of UNUM's businesses have been affected by the economic conditions that have existed in the United States during the past two years. The United States has experienced reduced salary growth due to low inflation, the elimination of jobs due to corporate restructurings, depressed real estate markets and lower interest rates. Due to these economic conditions, UNUM's disability businesses have experienced higher incidence of new claims and lower recovery rates which management believes are linked to the recessionary pressures experienced by UNUM's insureds. Additionally, UNUM's United Kingdom affiliate, UNUM Limited, has been affected by the United Kingdom's depressed economic conditions, lower interest rates and the decline in the value of the British pound sterling against the U.S. dollar.

During 1993, long-term interest rates dropped to their lowest levels in more than 20 years, the prime rate averaged 6%, and short-term rates hovered around 3%. The declining interest rate environment during the past two years has reduced investment yields on new fixed income purchases, and has resulted in decreased investment income for 1993, despite a continued growth in invested assets. UNUM has also experienced increased levels of prepayments and refinancings on its fixed rate investments during the past two years due to the lower interest rate environment. If the current interest rate environment persists, management anticipates that the average investment portfolio yield will further decline, since UNUM invests its cash flows in high quality assets that currently have yields below the existing average investment portfolio yields.

The current interest rate environment has decreased the average rate used to discount claim reserves, which is expected to increase claim reserve liabilities. To mitigate the potential impact of increasing reserve requirements due to a declining discount rate, UNUM proactively reviews and adjusts investment strategies, increases prices on both existing and new business, and implements new risk management programs and underwriting guidelines. Conversely, the impact of a declining interest rate environment on UNUM's tax sheltered annuity business is decreased amounts of interest credited to funds on deposit.

During the past two years, new additions to the allowance for probable losses on invested assets and real estate held for sale have declined. Additions to the allowance for probable losses were $19.8 million, $32.7 million and $53.2 million for the years ended December 31, 1993, 1992 and 1991, respectively. UNUM's incidence of new problem mortgage loans and foreclosure activity declined in 1993 as overall economic activity improved modestly, and many of the real estate markets in which UNUM has mortgage loans stabilized.

Economic indicators at the end of 1993 and early 1994 were predicting modest growth for the United States in 1994. In February 1994, the Federal Reserve Board tightened credit policy, due to market concerns about rising inflation, by raising the federal-funds rate for the first time in nearly five years to 3.25% from 3.0%. Since long-term yields are based on market dynamics, management cannot predict the impact of a higher short-term rate on long-term yields.

HEALTH CARE REFORM

The United States spends close to one trillion dollars, more than 14 percent of its Gross Domestic Product and more than any other industrialized nation, on health care. In September 1993, President Clinton's Administration proposed comprehensive changes to overhaul the U.S. health care system under the Health Security Act of 1993. While final legislation cannot be predicted, all U.S. citizens and legal residents would be guaranteed access to a federally mandated standard health package by January 1, 1998, under the Administration's proposal. Health care would be provided through "managed competition," which uses a balance of government regulation and free market competition to control costs and provide access to quality services.

President Clinton's plan defines two types of coverage -- "basic" and "supplemental." Basic coverage would provide core health benefits; supplemental coverage would include additional medical benefits. This proposed plan will permit purchasing alliances to offer only basic or supplementary health insurance benefits. Voluntary types of coverage such as those offered by the UNUM enterprise are outside the scope of the President's proposal and would not be subject to regulation by the national health board. The purchasing alliances and a national health board would be created as intermediaries under the President's plan.

The ambiguity surrounding health care reform did impact UNUM's business growth for certain products in 1993. While President Clinton's reform plan is unlikely to affect UNUM's core disability and special risk businesses, which would be considered voluntary coverages, the proposed plan still leaves uncertainty surrounding long term care insurance.

Sales of long term care insurance were unfavorably affected in 1993 by the Administration's proposal to include a limited home care benefit for severely disabled individuals. Management believes that the Administration will ultimately restrict long term care benefits to those who cannot otherwise afford coverage, a situation which would not affect UNUM's target markets. UNUM has since introduced a new program, LTC Assurance Plus, that offers a premium credit on home long term care if duplicate federal insurance is provided under enacted health care legislation.

President Clinton's reform plan has been met with opposition, and several parties have drafted and support alternative legislation. It is likely that congressional deliberations on health care reform will result in final legislation that is different from President Clinton's original proposal.

Management is not able to predict the effect that any such legislation might have on UNUM's businesses but believes that health care reform presents opportunities for business growth as brokers and other intermediaries search for a means to replace income lost from selling medical insurance products and as employers seek to differentiate their benefit packages by providing additional benefits. Management also believes that health care reform could allow UNUM to leverage its expertise in individual payroll-deduction marketing through its new affiliate, Colonial Companies, Inc., which is the leader in payroll deducted, voluntary employee benefits offered to employees at their worksites.

EMPLOYEE BENEFITS SEGMENT

(Dollars in millions and percentage increase (decrease)
over prior year)                     1993              1992             1991

Revenues
Premiums
 Group LTD                    $  933.4   20.4%   $  775.2    8.8%   $  712.7
 Group life insurance            272.0   28.2       212.2   23.8       171.4
 Other employee benefits         147.4   22.2       120.6    9.7       109.9
   Total premiums              1,352.8   22.1     1,108.0   11.5       994.0

Investment income                211.9    5.4       201.0   11.0       181.1
Net realized investment
 gains                            22.8  (31.7)       33.4     nm        15.0
Fees and other income              9.8   19.5         8.2   36.7         6.0
   Total revenues              1,597.3   18.3     1,350.6   12.9     1,196.1

Benefits and expenses
Benefits to policyholders      1,018.3   26.0       808.0   10.7       729.9
Operating expenses               284.6    9.7       259.5   13.6       228.5
Commissions                       97.9   10.7        88.4   13.3        78.0
Increase in unamortized
 deferred policy acquisition
 costs                           (42.6)  53.2       (27.8) (18.7)      (34.2)
   Total benefits and
    expenses                   1,358.2   20.4     1,128.1   12.6     1,002.2

Income before income taxes    $  239.1    7.5%   $  222.5   14.7%   $  193.9

Sales (annualized new premiums)
 Group LTD                    $  196.2           $  160.0           $  147.8
 Group life insurance         $   89.4           $   77.6           $   60.8
 Other employee benefits      $   52.9           $   46.7           $   41.7
Persistency (premiums)
 Group LTD                        88.7%              90.3%              89.7%
 Group life insurance             89.2%              89.2%              88.7%
Benefit ratio (% of premiums)     75.3%              72.9%              73.4%
Operating expense ratio
 (% of premiums)                  21.0%              23.4%              23.0%

nm = not meaningful or in excess of 100%

The Employee Benefits segment includes group long term disability ("group LTD"), group life and other employee benefits products including short term disability, accidental death and dismemberment and dental insurance, which are sold by UNUM Life Insurance Company of America ("UNUM America") and First UNUM Life Insurance Company ("First UNUM").

Record sales were reported in all of the Employee Benefits segment's product lines in 1993, which contributed to a 22.1% growth in premiums. Premium growth also reflected selected price increases and slight growth of the employment and salary levels for group LTD's existing customer base. Renewal rate actions for group LTD had a minimal impact on the premium persistency rate for 1993. In 1993, group LTD was active in acquiring closed blocks of claims which generated one-time premiums totaling $58.3 million. Management intends to pursue additional claim block acquisitions in the future.

The 11.5% premium increase in 1992 reflected improved persistency, which was partially offset by slower sales for group LTD. Sales in the first half of 1992 were affected by economic conditions in North America which also contributed to sluggish salary and employment growth of existing customers.

In 1993, the group life business experienced unfavorable claims results which contributed to the increased benefit ratio for the Employee Benefits segment from 1992. Management attributes group life's 1993 claims experience to antiselection and adverse mortality. Mortality risk has a random element, and it is not uncommon to experience adverse or favorable mortality swings. To address the antiselection experienced during 1993, management has imposed more stringent underwriting requirements and has targeted specific business segments to pursue risk and pricing actions. In 1993, group LTD experienced a slightly higher incidence of new claims which was expected by management due to a changing mix in the customer base, and lower claim terminations.

During 1992, the Employee Benefit segment's benefit ratio improved primarily due to more favorable group LTD claims experience resulting from risk management improvements, which was partially offset by lower claim recoveries and less favorable claims experience in the group life business. During 1992, claims experience in the group life business returned to a more normal level, following better than expected experience rates in 1991.

The discount rate used to determine group LTD reserves decreased from 9.7% at December 31, 1992, to 9.3% at December 31, 1993. The rate is a composite yield of assets backing the group LTD reserves and has decreased since cash flows are invested in high quality assets at current yields, which are below the yields of existing assets. If the current interest rate environment persists and the level of growth of the group LTD product continues, management anticipates that the overall rate used to discount group LTD reserves will continue to decline, which is expected to increase current reserve requirements. To mitigate the potential impact of increasing reserve requirements due to a declining discount rate, UNUM proactively reviews and adjusts investment strategies, increases prices on both existing and new business, and implements new risk management programs and underwriting guidelines.

The ratio of operating expenses to premiums was 21.0%, 23.4% and 23.0% in
1993, 1992 and 1991, respectively.   The decrease in 1993 is attributable
to increased premium from claim block purchases which do not have proportionally higher expenses, and continued efforts to manage expense growth. The increase in operating expenses in 1992 was attributable to increased claims management activity, significant investments in new strategic and administrative systems and increased marketing costs to support higher sales. Unamortized deferred policy acquisition costs increased in 1993 due primarily to higher sales. The increase in unamortized deferred policy acquisition costs was lower in 1992 than in 1991 primarily due to higher amortization as a result of the timing and characteristics of policy terminations and lower deferrals of marketing costs.

Strong premium growth and lower operating expenses that were partially offset by unfavorable claims experience in the group life business and lower realized investment gains resulted in increased income before income taxes for 1993 as compared to 1992. The improvement in income before income taxes for the Employee Benefits segment in 1992 was primarily due to more favorable group LTD claims experience and increased realized investment gains, which were partially offset by less favorable claims experience in the group life business.

RELATED BUSINESSES SEGMENT

(Dollars in millions and percentage increase (decrease)
over prior year)                    1993              1992              1991

Revenues
Premiums                     $  353.4    4.9%   $  336.8    4.2%     $  323.2
Investment income                82.1   (6.2)       87.5   (2.9)         90.1
Net realized investment
 gains                            3.4  (17.1)        4.1  (21.2)          5.2
Fees and other income            49.1     nm        17.6     nm           1.0
Total revenues                  488.0    9.4       446.0    6.3         419.5

Benefits and expenses
Benefits to policyholders       268.7    2.3       262.7    3.4         254.0
Operating expenses              122.9   30.1        94.5   29.3          73.1
Commissions                      46.8    9.1        42.9   13.5          37.8
Increase in unamortized
 deferred policy acquisition
 costs                           (7.9)   3.9        (7.6)  16.9          (6.5)
Interest expense                  0.2     nm         0.1     nm            --
   Total benefits and
    expenses                    430.7    9.7       392.6    9.5         358.4

Income before income taxes   $   57.3    7.3%   $   53.4  (12.6)%    $   61.1

Benefit ratio
 (% of premiums)                 76.0%              78.0%                78.6%

nm = not meaningful or in excess of 100%

The Related Businesses segment includes: UNUM Limited, the United Kingdom's leader in group disability insurance; Commercial Life Insurance Company ("Commercial Life"), a leader in special risk insurance and professional association insurance marketing; and Reinsurance Operations, which includes Duncanson & Holt, Inc., and other specialty reinsurance operations.

UNUM Limited
The United Kingdom has experienced depressed economic conditions during the last two years that have affected UNUM Limited's ability to sell employee benefits to a stagnant workforce. UNUM reallocated capital from UNUM Limited in 1992, which resulted in decreased investment income for the Related Businesses segment in 1993 and 1992. The decreasing interest rate environment further pressured UNUM Limited's investment income. UNUM Limited, which experienced favorable claims levels in 1991, experienced more normal claims levels in 1992 and 1993. Collaborative efforts between UNUM's U.S. and U.K. group long term disability specialists have provided UNUM the opportunity to leverage expertise among the companies. Operating expenses increased during 1993 and 1992 primarily due to continued investment in administrative procedures and systems.

The economic recession in the United Kingdom could continue to negatively affect UNUM Limited's and the Related Businesses segment's growth and earnings. During the last two years the U.S. dollar continued to strengthen against the British pound sterling, which decreased earnings for UNUM Limited as reported in U.S. dollars. The weighted average exchange rate was approximately $1.51, $1.78 and $1.78 for the years ended December 31, 1993, 1992 and 1991. At December 31, 1993, the spot rate had declined to $1.48.

Commercial Life
Premiums increased during 1993 and 1992 due to modest growth in Commercial Life's major product lines. During 1993, the benefit ratio decreased from 1992, due primarily to more favorable claims experience in the franchise disability business. The benefit ratio improvement in 1992 from 1991 was primarily due to unusually favorable claims experience in the specialty group accident product line, which was partially offset by unfavorable claims experience in the franchise disability business. Due to the nature of the risks underwritten, the specialty group accident product line exhibits claims variability.

Reinsurance Operations
Acquired in third quarter 1992, Duncanson & Holt, Inc. ("D&H"), is a leading accident and health reinsurance underwriting manager which provides pool management services to client companies but does not bear insurance risk. In return for services provided, D&H collects a management fee which is primarily based on the level of pool insurance business and is intended to offset expenses incurred as a result of providing pool management services. Due to the full year and half-year inclusion of D&H, fee income and operating expenses increased in the Related Businesses segment for both 1993 and 1992. The benefit ratio for the reinsured disability business decreased in 1993 and increased in 1992, which reflects the underlying claims experience of the insureds.

Summary
The principal reason for the increase in income before income taxes for the Related Businesses segment in 1993 is the inclusion of D&H results for a full year, which was partially offset by less favorable earnings for UNUM Limited due to a lower weighted average exchange rate. Income before income taxes decreased in the Related Businesses segment for 1992 compared with 1991 primarily due to increased claims levels in the disability businesses, investment in administrative procedures and systems at UNUM Limited and decreased investment income, which were partially offset by unusually favorable claims experience in Commercial Life's specialty group accident product line.

COLONIAL COMPANIES SEGMENT

(Dollars in millions and percentage increase (decrease)
over prior year)                      1993               1992           1991

Revenues
Premiums                       $  403.9   10.8%    $  364.6   12.9%   $ 322.8
Investment income                  29.8   (0.3)        29.9   10.7       27.0
Net realized investment gains      11.6     nm          5.5  (52.2)      11.5
Fees and other income               3.5  (52.1)         7.3     nm        2.6
   Total revenues                 448.8   10.2        407.3   11.9      363.9

Benefits and expenses
Benefits to policyholders         207.5   10.4        187.9   16.6      161.2
Interest credited                   4.2   16.7          3.6   20.0        3.0
Operating expenses                 94.2    1.0         93.3    2.5       91.0
Commissions                        92.7    8.0         85.8   12.9       76.0
Increase in unamortized
 deferred policy
 acquisition costs                (20.3) (15.1)       (23.9)  (4.0)     (24.9)
Interest expense                    0.1     --          0.1     --        0.1
   Total benefits and
    expenses                      378.4    9.1        346.8   13.2      306.4

Income before income taxes     $   70.4   16.4%    $   60.5    5.2%   $  57.5

Sales
 (first month's premiums)      $   12.9            $   13.5           $  13.0
Benefit ratio (% of premiums)      51.4%               51.5%             49.9%
Operating expense ratio
 (% of premiums)                   23.3%               25.6%             28.2%

nm = not meaningful or in excess of 100%

The Colonial Companies segment, which includes Colonial Life & Accident Insurance Company and affiliates, offers payroll-deducted, voluntary employee benefits to employees at their worksites. The Colonial Companies segment ("Colonial") markets its accident and sickness, cancer, and life insurance products primarily through independent sales representatives.

Due to the nature of the products sold, Colonial measures sales by first month's premiums. In 1993, Colonial experienced a slight decrease in sales, which management attributes to uncertainty in the marketplace about the types of coverage that would be included in the President's health care reform proposal. However, Colonial's products would be excluded from the President's plan and, therefore, would not be considered part of the universal coverage package. Management views health care reform as an opportunity for UNUM by allowing Colonial the ability to leverage its expertise in individual payroll-deduction marketing, since the workplace is considered to be a primary means of access to insurance benefits under the proposed plan.

The weaker level of sales for the past two years has slowed the rate of growth in premiums. However, premium growth was supplemented by improved persistency through enhanced customer conservation programs. Management is focusing on strategies to improve sales, which include increasing the sales force and offering a number of new products.

During 1993, investment income declined primarily due to the realignment of Colonial's investment portfolio to reflect UNUM's investment philosophy.
As a result, Colonial sold higher yielding but callable investments, which resulted in increased realized investment gains. Fees and other income for 1992 reflect $4.0 million received from the settlement of a lawsuit that was initiated against a competitor.

Colonial's benefit ratio increased to 51.5% in 1992 from 49.9% in 1991 and has remained relatively flat at 51.4% during 1993. For the past several years, Colonial has shifted its product mix toward products with higher benefit ratios, lower expense ratios and better policyholder retention. In addition, the decline in the expense ratio for 1993 and 1992 reflects management's efforts to control expenditures and improve operational efficiencies.

Income before income taxes for Colonial increased in 1993 primarily through continued expense control and a higher level of realized investment gains attributed to the investment portfolio realignment. For 1992, the increase in income before income taxes resulted primarily from the reduced expense ratio, which was partially offset by an increased benefit ratio.

INDIVIDUAL DISABILITY SEGMENT

(Dollars in millions and percentage increase (decrease)
over prior year)                      1993             1992           1991

Revenues
Premiums                       $  312.0   10.6%  $  282.2   16.2%   $  242.9
Investment income                  74.6    5.5       70.7    8.4        65.2
Net realized investment gains       7.9   83.7        4.3   87.0         2.3
Fees and other income              10.5   (1.9)      10.7    1.9        10.5
   Total revenues                 405.0   10.1      367.9   14.6       320.9

Benefits and expenses
Benefits to policyholders         212.0    3.7      204.4   17.6       173.8
Operating expenses                103.5    3.5      100.0    4.0        96.2
Commissions                        75.6    6.0       71.3   19.6        59.6
Increase in unamortized
 deferred policy acquisition
 costs                            (55.1)   5.2      (52.4)  15.4       (45.4)
   Total benefits and expenses    336.0    3.9      323.3   13.8       284.2

Income before income taxes     $   69.0   54.7%  $   44.6   21.5%   $   36.7

Sales
 (annualized new premiums)     $   63.2          $   60.1           $   58.1
Persistency (premiums)             92.1%             91.7%              91.9%
Benefit ratio (% of premiums)      67.9%             72.4%              71.6%
Operating expense ratio
 (% of premiums)                   33.2%             35.4%              39.6%

The Individual Disability segment includes disability income products sold in the United States and Canada through UNUM America and First UNUM, and private label agreements. Private label agreements expand UNUM's distribution channels in the individual disability market by providing other insurance companies the right to market Individual Disability's CUSTOMAX (registered trademark) product under their own names.

Premium growth continued during 1993 and 1992 on slightly increased sales and the continued development of private label agreements. UNUM continues its investment in the private label business and proceeds to form new strategic alliances with private label partners to continue the growth of this business.

The benefit ratio improved during 1993 to 67.9% from 72.4% in 1992. This favorable experience was a result of lower incidence of new claims, which management partially attributes to the success of a market segmentation strategy and disciplined underwriting. Additionally, during 1993 management continued to dedicate resources to develop and implement strategies to address the claim trends that developed during 1992. During 1992, the benefit ratio increased to 72.4% from 71.6% in 1991 primarily due to higher incidence of new claims with an increased average claim size and lower recovery rates, which management believes were linked to recessionary pressures experienced by the segment's insureds.

The Individual Disability segment has reported a decreasing expense ratio for the past two years, which management attributes to focused expense management and productivity gains, as premium growth outpaced expense growth. Management expects to invest for future growth, which may reduce the current rate of reduction of the expense ratio.

The Individual Disability segment's increase in income before income taxes in 1993 was primarily due to more favorable claims experience and continued expense management. The increase in income before income taxes for the Individual Disability segment in 1992 from 1991 was primarily due to a decreased expense ratio, which was partially offset by less favorable claims experience.

RETIREMENT SECURITY SEGMENT


(Dollars in millions and percentage increase (decrease)
over prior year)                     1993             1992            1991

Revenues
Premiums                      $   32.0   17.6%  $   27.2   19.8%   $   22.7
Investment income                233.8    0.3      233.0    2.4       227.6
Net realized investment
 gains (losses)                    1.7     nm       (4.2)    nm         0.2
Fees and other income              4.3  (15.7)       5.1   (3.8)        5.3
   Total revenues                271.8    4.1      261.1    2.1       255.8

Benefits and expenses
Benefits to policyholders         31.7     --       31.7   13.6        27.9
Interest credited                164.9   (8.4)     180.0   (8.3)      196.2
Operating expenses                53.2   43.4       37.1   26.6        29.3
Commissions                       12.6   41.6        8.9   53.4         5.8
Increase in unamortized
 deferred policy
 acquisition costs               (11.7)    nm       (3.3)    nm        (1.3)
   Total benefits and
    expenses                     250.7   (1.5)     254.4   (1.4)      257.9

Income (loss) before
 income taxes                 $   21.1     nm%  $    6.7     nm%   $   (2.1)

Invested assets under
 management, at end of
 period                       $3,033.0          $2,929.9           $2,713.0

nm = not meaningful or in excess of 100%

The Retirement Security segment includes tax sheltered annuities ("TSAs") and long term care insurance, and beginning in 1993, lifestyle security protection products, all of which are marketed by UNUM America and First UNUM.

During 1993 and 1992, assets under management for TSA contracts grew by $103.1 million and $216.9 million, respectively. During 1993, UNUM offered the holders of certain types of TSA contracts the opportunity to modify such contracts. The proposed contract amendments provide for UNUM to increase the minimum guaranteed credited rates in return for contractholders relinquishing the right to make lump-sum withdrawals without an associated fee. Expected levels of contract withdrawals affected the overall growth of assets under management for TSAs.

The declining interest rate environment during the past two years has reduced the investment yields on TSA assets. As a result, net investment income increased by only $6.7 million and $1.0 million, during 1993 and 1992, respectively. If the current interest rate environment persists, management anticipates that the average investment yield will further decline since UNUM invests its cash flows in high quality assets that currently have yields below the existing average investment portfolio yields. As interest rates have declined, the rate and level of interest credited to TSA contractholders have declined as well, and in 1993 resulted in unusually favorable interest spread margins. In 1993, 1992 and 1991, the amount of interest credited to funds on deposit amounted to 70.5%, 77.3% and 86.2% of investment income, respectively.

Increased operating expenses were incurred during 1993 for the development of product and market initiatives for the lifestyle security protection products and investments in key business initiatives for the continued growth of TSAs and the Retirement Security segment. Additionally, UNUM continued its investment in the development of long term care products in 1993 and 1992.

Income before income taxes increased in 1993 primarily due to unusually favorable interest spread margins on tax sheltered annuities. Management does not expect interest spread margins experienced in 1993 on tax sheltered annuities to continue at the same level, which may reduce future earnings for the Retirement Security segment. Favorable interest spread margins on tax sheltered annuities were the primary reason for increased income before income taxes in 1992.

The 1993 results of the Retirement Security segment were also affected by lower than expected growth for the long term care products due to the announcement of the President's health care reform proposal that includes long term care coverage. While management cannot predict whether health care reform legislation will be adopted with provisions for long term care, management expects that Congress will ultimately restrict long term care benefits to those who cannot otherwise afford coverage, which would not affect UNUM's target markets.

OTHER OPERATIONS SEGMENT

(Dollars in millions and percentage increase (decrease)
over prior year)                     1993               1992          1991

Revenues                       $ 179.9  (14.7)%   $ 210.9   (7.0)%   $ 226.8

Benefits and expenses
Benefits to policyholders         37.5   (1.1)       37.9   (6.0)       40.3
Interest credited                111.9  (22.7)      144.8   (8.6)      158.5
Operating expenses                 6.0  (11.8)        6.8  (80.8)       35.4
Commissions                        1.2  (25.0)        1.6     --         1.6
Decrease in unamortized
 deferred policy
 acquisition costs                 2.5  (24.2)        3.3  (56.0)        7.5
   Total benefits and
    expenses                     159.1  (18.2)      194.4  (20.1)      243.3

Income (loss) before
 income taxes                  $  20.8   26.1%    $  16.5     nm%    $ (16.5)


nm = not meaningful or in excess of 100%

The Other Operations segment includes 401(k) plans, guaranteed investment contracts ("GICs"), deposit administration contracts ("DAs"), individual life insurance business of UNUM Life Insurance Company of America and group medical insurance, all of which are no longer actively marketed by UNUM.

The reduced invested asset base under management for GICs, DAs and 401(k) plans resulted in lower revenues from investment income and reduced amounts of interest credited. Management expects continued decreases in the amounts of investment income and interest credited as the related GIC, DA and 401(k) contracts mature or terminate. Revenues also decreased due to reduced premiums from group medical business, which UNUM announced its exit from in 1990. Management expects future earnings in the Other Operations segment to decline, reflecting the run-off nature of these closed blocks of businesses.

In the fourth quarter of 1991, UNUM announced plans to withdraw from the 401(k) market by the end of 1992, and recorded a $16.0 million pretax charge to provide for the costs of withdrawal, reassignment of employees and to write-off deferred acquisition costs associated with the 401(k) business. The $16.0 million provision was charged to the 1991 Consolidated Statement of Income as deferred policy acquisition costs expense and operating expenses of $4.1 million and $11.9 million, respectively.

During 1992, UNUM released the restructuring reserve for the costs of withdrawal from the 401(k) business since actual costs were less than expected, resulting in increased pretax income of $5.3 million. The gain associated with the release of this restructuring reserve reduced operating expenses in the 1992 Consolidated Statement of Income. UNUM has transferred 401(k) service responsibilities to its formerly whollyowned subsidiary, Preferred Benefits Corporation, which was sold in the second quarter of 1992.

CORPORATE                            1993       1992        1991
Loss before income taxes           $(17.4)     $(5.7)     $(11.0)

Corporate includes transactions that are generally non-insurance related, expenses incurred in conjunction with UNUM's long-term strategic investment in Japan and interest expense on corporate borrowings. In September 1992, UNUM opened a representative office in Tokyo to prepare for licensing of a disability product for this market.

The increased loss before income taxes in Corporate in 1993 was primarily due to the expenses incurred in connection with the March 26, 1993, merger of UNUM Corporation and Colonial Companies, Inc., decreased interest income and increased investment in the Tokyo, Japan office. The decreased loss before income taxes in 1992 was primarily due to increased interest income partially offset by lower realized investment gains and increased expense associated with UNUM's various incentive compensation plans.

INVESTMENTS

UNUM's investment philosophy is to optimize "risk adjusted total return," which evaluates total expected return after consideration of all associated expenses and losses, within criteria established for each product line. Product line investment strategies are developed to complement the business risks by meeting the liquidity and solvency requirements of each product. UNUM purchases assets whose maturities, expected cash flows and prepayment conditions are consistent with these strategies. The nature and quality of the types of investments complies with policies established by management, which are more stringent overall than the statutes and regulations imposed by the jurisdictions in which UNUM's insurance subsidiaries are licensed.

UNUM's investments are reported in the consolidated financial statements net of any allowances for probable losses. Allowances are established based on a review of specific assets as well as the overall portfolio, considering the carrying value of the underlying assets. If a decline in market value is considered to be other than temporary, the investment is reduced to estimated net realizable value and the reduction is recorded as a realized investment loss. UNUM discontinues the accrual of investment income on invested assets when it is determined that collectibility is doubtful. Management closely monitors the risk associated with the invested asset portfolio and regularly reviews and adjusts the allowance for probable losses appropriately.

At December 31, 1993, the composition of UNUM's $10,095.9 million of invested assets was 73.6% fixed maturities, 14.1% mortgage loans, 1.9% real estate, 7.2% equity securities and 3.2% other invested assets. Gross realized investment gains were $85.2 million, $94.4 million and $97.9 million, and gross realized investment losses were $35.8 million, $52.9 million and $72.9 million for the years ended December 31, 1993, 1992 and 1991, respectively.

Fixed Maturities:

At December 31, 1993, and December 31, 1992, fixed maturities, which include bonds, notes and redeemable preferred stock, had an amortized cost of $7,432.7 million and $7,104.7 million, respectively. Market values of $8,079.8 million and $7,566.7 million at December 31, 1993, and December 31, 1992, respectively, were 109% and 107% of amortized cost. Market values of fixed maturities are generally obtained by external quoted market sources, and if not externally quoted, are determined by UNUM primarily by using discounted cash flow models.

Fixed maturities that are classified as held to maturity are carried at amortized cost because UNUM has the ability and intent to hold these assets to maturity. Sales of such assets are infrequent and are generally in response to significant deterioration in the issuers' credit worthiness. Fixed maturities not intended to be held to maturity are considered to be available for sale and are carried at the lower of aggregate cost or fair value as of the balance sheet date, and any temporary reduction in value is reported as an unrealized loss in stockholders' equity. Approximately 11.7% and 9.4% of the fixed maturity portfolio was considered to be available for sale at December 31, 1993, and December 31, 1992, respectively.

At December 31, 1993, and December 31, 1992, the fixed maturity portfolio included $263.3 million and $164.1 million of below investment grade bonds (below "Baa"), which represented 3.5% and 2.3% of the fixed maturity portfolio, respectively. These bonds had associated market values of $279.1 million and $168.6 million, respectively. Virtually all of the nonconvertible, below investment grade bonds were purchased at investment grade, but were subsequently downgraded. UNUM's investment policy is to invest in fixed maturities of investment grade quality. Selected purchases of convertible subordinated debentures, which UNUM considers to be part of its investment strategy for equity securities, have contributed to the amount of below investment grade bonds. Ratings are obtained from external rating agencies, and if not externally rated, are rated by UNUM internally using similar methods. Management does not expect any risks or uncertainties associated with below investment grade bonds to have a significant impact on UNUM's consolidated financial position or results of operations. The percentage of fixed maturities delinquent sixty days or more compared to total fixed maturities was 0.24% at December 31, 1993, and 0.47% at December 31, 1992.

Mortgages:

At December 31, 1993, and December 31, 1992, UNUM's mortgage loans were $1,423.2 million and $1,649.9 million, respectively. The percentage of mortgage loans to total invested assets has decreased to 14.1% as of December 31, 1993, from 16.5% as of December 31, 1992, and is not anticipated to change significantly since prepayments and scheduled maturities are expected to exceed the amount of new investments. Management establishes allowances for mortgage loans based upon a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. UNUM uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to target specific properties for inspection and reevaluation.

Mortgage loans in the amount of $26.1 million were delinquent sixty days or more on a contract delinquency basis at December 31, 1993, representing 1.8% of the mortgage loan portfolio. This compares with $32.9 million or 2.0% of the mortgage loan portfolio at December 31, 1992.

Overall, management believes that its mortgage loan portfolio is well diversified geographically and among property types. UNUM's incidence of new problem mortgage loans declined in 1993 as overall economic activity improved modestly, and many of the real estate markets in which UNUM has mortgage loans stabilized. Foreclosure activity and new reserve additions have declined in 1993 from the higher levels of recent years; however, management continues to expect additional delinquencies and problem loans in the future. Management believes the allowance provided on mortgage loans is adequate to cover probable losses as of December 31, 1993.

Restructured loans are loans whose terms have been modified to interest rates less than market at the time of restructure and are currently performing pursuant to such modified terms. UNUM modifies loans to protect its investment and only when it is anticipated that the borrower will be able to meet the modified terms. As of December 31, 1993, and 1992, restructured mortgage loans totaled $65.9 million and $80.9 million, respectively. Interest lost on restructured loans was not material in 1993, 1992 or 1991.

UNUM has identified other problem loans and potential problem loans in the amount of $10.0 million and $87.6 million, respectively, at December 31, 1993, and $58.7 million and $55.7 million, respectively, at December 31, 1992. UNUM defines other problem loans as those which are not delinquent over 60 days and not restructured, but which are being accounted for on a nonaccrual basis. Potential problem loans are defined by UNUM as current and performing loans which management has doubts as to the ability of the borrower to comply with present loan terms and whose book value exceeds the market value of the underlying collateral. Interest lost on problem loans was not material in 1993, 1992 and 1991.

During 1993, UNUM realized investment losses related to delinquent, restructured and problem mortgage loans of $4.8 million, compared with $26.5 million and $39.0 million for 1992 and 1991, respectively. Delinquent and problem mortgage loans as of December 31, 1993, are not expected to have a significant impact on UNUM's liquidity and capital resources.

Real Estate:

At December 31, 1993, investment real estate and real estate held for sale amounted to $193.5 million and $24.7 million, respectively. This compares with $214.6 million of investment real estate and $48.6 million of real estate held for sale at December 31, 1992. UNUM continues to limit its real estate exposure as a percentage of invested assets through an active sales program. UNUM sold $40.5 million and $58.0 million of real estate at 105% of carrying value during 1993 and 1992, respectively.

Real estate which meets certain investment criteria and is intended to be held long term is carried at cost less accumulated depreciation. Real estate that has been acquired through foreclosure is valued at fair value at the date of foreclosure. Real estate held for sale is included in other assets in the Consolidated Balance Sheets and is valued net of an allowance which reduces the carrying value to the lower of fair value less estimated costs to sell, or cost. Occasionally, investment real estate is reclassified and revalued as real estate held for sale when it no longer meets UNUM's investment criteria. Additions to allowances for probable losses related to real estate held for sale resulted in realized investment losses of $18.8 million, $7.2 million and $10.7 million for the years ended December 31, 1993, 1992 and 1991, respectively.

Given the current real estate environment, additional foreclosures are anticipated, but at a reduced level from the early 1990s. Current and anticipated real estate acquired through foreclosure is not expected to have a significant impact on UNUM's investment income, liquidity and capital resources.

LIQUIDITY AND CAPITAL RESOURCES

UNUM's businesses produce positive cash flows which are invested primarily in intermediate, fixed maturity investments intended to reflect the nature of anticipated cash obligations of insurance benefit payments and insurance contract maturities and to optimize investment returns at appropriate risk levels. To meet unexpected cash requirements and liquidity needs, UNUM maintains part of its investment portfolio in fixed maturities classified as available for sale, equity securities, cash and short-term investments.

Cash flow requirements are also supported by committed revolving credit facilities of $100 million and $200 million, which expire on March 11, 1994, and June 1, 1996, respectively. UNUM anticipates renewing the $100 million revolving credit facility with a committed revolving credit facility of a similar amount. The commercial paper program is supported by the revolving credit facilities and is available for general liquidity needs, capital expansion, acquisitions and stock repurchase. The committed revolving credit facilities contain certain covenants which, among other provisions, require maintenance of certain levels of stockholders' equity and limits on level of debt.

At December 31, 1993, UNUM had short-term and long-term debt totaling $110.0 million and $128.6 million, respectively, and approximately $190 million available for additional financing under existing revolving credit facilities. Management may decide to refinance the short-term notes payable in the future.

In September 1993, UNUM announced the filing of an omnibus shelf registration statement with the Securities and Exchange Commission which became effective on October 8, 1993, relating to $450 million of securities (including debt securities, preferred stock, common stock and other securities). UNUM has no current intention of issuing equity securities pursuant to this registration statement. On October 8, 1993, UNUM filed a prospectus supplement to establish a $250 million medium term note program under the shelf registration. The medium-term note program and the unsold portion of the shelf registration carry ratings of "Aa3" (Excellent) and "(P)Aa3" (Excellent), respectively, from Moody's Investors Service, and "AA" (Excellent) from Standard & Poor's.

In September 1993, UNUM announced the resumption of a program to repurchase its common stock pursuant to an existing Board of Directors' resolution. For the year ended December 31, 1993, UNUM acquired approximately
3.7 million shares of its common stock in the open market at an aggregate cost of $192.5 million that was primarily funded through additional borrowings. This share repurchase contributed to the decrease in the number of shares outstanding at December 31, 1993, to 76.0 million, from 79.1 million at December 31, 1992. Prior to the resumption of this repurchase program, UNUM had not acquired any shares in the open market since 1990. At December 31, 1993, approximately 1.5 million outstanding shares remained authorized for repurchase. On February 11, 1994, UNUM's Board of Directors voted to expand UNUM's authorization to repurchase an additional 5.0 million shares. Stock repurchase is one element of management's financial strategy for delivering long-term value to UNUM's shareholders.

During 1993 and 1992, withdrawals of contracts reported in the Other Operations segment, including contract terminations, payments to participants and transfers to other carriers, were approximately $309 million and $277 million, respectively. Withdrawals during 1993 and 1992 were at levels expected by management and reflect the run-off nature of these closed blocks of businesses. UNUM manages liquidity objectives by including certain conditions in pension contracts which prohibit or restrict availability of funds.

UNUM was committed at December 31, 1993, to purchase fixed maturities and other invested assets in the amount of $32.9 million. Management anticipates that the cash flows of UNUM will be sufficient to meet its planned investment commitments, benefit obligations and operational needs.

From time to time, dividend payments are made from the insurance subsidiaries to UNUM Corporation which may be subject to approval by insurance regulatory authorities. See Note 14 of the Consolidated Financial Statements for a discussion of dividend restrictions.

EFFECT OF INFLATION

Inflation is one of the factors that has increased the need for insurance. Many policyholders who once had adequate insurance programs at lower coverage levels have increased their disability insurance coverage to provide the same relative financial benefits and protection.

Changing interest rates, which are traditionally linked to changes in inflation, affect UNUM's level of discounted reserves. In addition, lower interest rates can lead to early payoffs and refinancing of some of UNUM's fixed rate investments. Management generally invests in fixed rate instruments that are structured to limit the exposure to such reinvestment risk.

RATINGS

Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's") and A.M. Best Company ("Best's") are among the third parties that provide UNUM independent assessments of overall financial position. Ratings from these agencies for financial strength and claims-paying ability are available for the United States domiciled insurance company subsidiaries rather than on a consolidated basis, since the financial information used to develop the ratings is based on statutory accounting practices in the United States.

UNUM's largest affiliate, UNUM Life Insurance Company of America ("UNUM America"), had its financial strength rating upgraded to "A++" (Superior), the highest rating assigned by Best's, in July 1993. In November 1993, UNUM America's financial strength rating was confirmed by Moody's as "Aa1" (Excellent). S&P confirmed UNUM America's claims-paying ability rating as "AA+" (Excellent), in December 1993.

First UNUM Life Insurance Company ("First UNUM") also had its financial strength rating upgraded, to "A+" (Superior), by Best's in July 1993. In November 1993, Moody's confirmed First UNUM's financial strength rating as "Aa2" (Excellent). S&P also confirmed First UNUM's claims-paying ability rating as "AA+" (Excellent), in December 1993.

Colonial Life & Accident Insurance Company ("Colonial Life") had its financial strength rating confirmed as "A+" (Superior) by Best's in July 1993. In April 1993, Moody's assigned a financial strength rating of "Aa2" (Excellent).

Commercial Life Insurance Company ("Commercial Life") is also rated by Best's, and was confirmed at the rating of "A-" (Excellent) in July 1993.

UNUM has the following debt ratings based on consolidated financial information under generally accepted accounting principles. The senior debt ratings from S&P and Moody's are "AA" (Excellent) and Aa3"(Excellent), respectively. UNUM also has commercial paper ratings from S&P and Moody's of "A1+" (Highest Quality) and "P1" (Superior), respectively.

INSURANCE REGULATION

The National Association of Insurance Commissioners adopted a set of Risk Based Capital standards for the life and health insurance industry, which became effective in 1993. These Risk-Based Capital standards are one way to measure the risk that insurance companies assume in the course of conducting insurance and investment activities.

The Risk-Based Capital standards for life insurance companies are based on a formula that established capital requirements relating to asset default risk, insurance risk, interest rate (asset/liability mismatch) risk and business risk. A company's Total Adjusted Capital (statutory capital, surplus, and Asset Valuation Reserve plus certain other adjustments) is compared to the Authorized Control Level ("ACL") of Risk Based Capital produced by the formula. Subject to certain trend tests to determine the change in ratio from year to year, companies with Total Adjusted Capital above 200% of ACL are assumed to be adequately capitalized. Companies below 200% of ACL are identified as requiring various levels of regulatory action ranging from increased information requirements for companies between 150% and 200% of ACL, to mandatory control by the insurance department for companies below 70% of ACL.

At December 31, 1993, the ACL ratios for UNUM America, First UNUM, Colonial Life and Commercial Life were approximately 350%, 390%, 450% and 380%, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Certain Investments in Debt and Equity Securities

In May 1993, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 115, which specifies the accounting and reporting for certain investments in equity securities and for all investments in debt securities. Upon adoption of FAS 115, UNUM will classify and account for these investments as follows:

- - Fixed maturities that UNUM has the positive intent and ability to hold to maturity will be classified as "held to maturity" and will be reported at amortized cost.
- - Fixed maturities and equity securities that are bought and held principally for the purpose of selling them in the near term will be classified as "trading" and will be reported at fair value with unrealized holding gains and losses included in earnings, net of taxes. Since UNUM does not trade its debt or equity securities, a trading account will not be established under the provisions of FAS 115.
- - Fixed maturities and equity securities not classified as "held to maturity" or "trading" will be classified as "available for sale" and will be reported at fair value with unrealized holding gains and losses reported in a separate component of stockholders' equity, net of taxes.

Commencing December 31, 1991, UNUM began classifying fixed maturities as held to maturity, which are valued principally at amortized cost, and available for sale, which are currently reported at the lower of aggregate amortized cost or fair value. Equity securities are currently reported using the same provisions of the "available for sale" category of FAS 115.

On January 20, 1994, the Securities and Exchange Commission ("SEC") announced that they would expect SEC insurance registrants to adjust, upon adoption of FAS 115, certain assets and liabilities, namely deferred policy acquisition costs and policyholder liabilities, to the amount that would have been reported if the unrealized gains and losses from securities classified as available for sale had been realized. The SEC and the accounting profession continue to discuss the accounting and reporting implications of FAS 115 for the insurance industry.

UNUM is required to adopt this standard effective January 1, 1994, and estimates that the impact of valuing its fixed maturities available for sale at fair value will result in an increase to stockholders' equity of approximately $38 million. The adoption of FAS 115 will not affect UNUM's results of operations. UNUM continues to monitor the emerging implementation guidance offered by the SEC and the accounting profession, which could change the estimated impact of adopting FAS 115.

Accounting by Creditors for Impairment of a Loan

In May 1993, the FASB issued FAS No. 114, which defines the principles to measure and record a loan when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Adoption of FAS 114 is not expected to have a material effect on UNUM's results of operations or financial position. UNUM is required to adopt FAS 114 by January 1, 1995.

Employers' Accounting for Postemployment Benefits

In November 1992, the FASB issued FAS No. 112, which requires employers to recognize obligations for certain postemployment benefits provided to former or inactive employees after employment but before retirement. UNUM will adopt FAS 112 effective January 1, 1994. Adoption of FAS 112 is not expected to have a material effect on UNUM's results of operations or financial position.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNUM Corporation and Subsidiaries

C O N S O L I D A T E D   S T A T E M E N T S   O F   I N C O M E

                                               Year Ended December 31,
(Dollars in millions, except per
 common share data)                       1993          1992          1991
(Note 2)

Revenues
Premiums                              $2,474.1      $2,142.4      $1,938.9
Investment income                        790.4         809.2         786.6
Net realized investment gains             49.4          41.5          25.0
Fees and other income                     83.1          55.4          34.0
     Total revenues                    3,397.0       3,048.5       2,784.5

Benefits and expenses
Benefits to policyholders              1,775.7       1,532.6       1,387.1
Interest credited                        281.0         328.4         357.7
Operating expenses                       675.6         590.9         554.8
Commissions                              326.8         298.9         258.8
Increase in unamortized deferred
 policy acquisition costs               (135.1)       (111.7)       (104.8)
Interest expense                          12.7          10.9          11.3
     Total benefits and expenses       2,936.7       2,650.0       2,464.9

Income before income taxes               460.3         398.5         319.6

Income taxes
Current                                   73.4          68.0          36.9
Deferred                                  74.9          39.3          37.4
     Total income taxes                  148.3         107.3          74.3
Income before cumulative
 effects of accounting changes           312.0         291.2         245.3

Cumulative effects of accounting changes
Income taxes                              20.0            --            --
Postretirement benefits other
 than pensions, net of tax               (32.1)           --            --
Net income                            $  299.9      $  291.2      $  245.3

Per common share
Income before cumulative
 effects of accounting changes        $   3.96      $   3.71      $   3.15
Cumulative effects of
 accounting changes
Income taxes                              0.25            --            --
Postretirement benefits other
 than pensions, net of tax               (0.40)           --            --
Net income                            $   3.81      $   3.71      $   3.15

See notes to consolidated financial statements.

UNUM Corporation and Subsidiaries

C O N S O L I D A T E D   B A L A N C E   S H E E T S


                                                             December 31,
(Dollars in millions)                                      1993         1992
(Note 2)

Assets
Investments
 Fixed maturities:
   Held to maturity-principally at amortized cost
     (market: 1993-$7,149.9; 1992-$6,872.6)           $ 6,560.7    $ 6,437.6
   Available for sale-principally at amortized
     cost (market: 1993-$929.9; 1992-$694.1)              872.0        667.1
 Equity securities-at market (cost: 1993-$508.3;
   1992-$466.7)                                           730.0        645.2
 Mortgage loans                                         1,423.2      1,649.9
 Real estate, net                                         193.5        214.6
 Policy loans                                             187.9        191.2
 Other long-term investments                               59.0         73.1
 Short-term investments                                    69.6        107.4
   Total investments                                   10,095.9      9,986.1
Cash                                                       20.8         20.4
Accrued investment income                                 184.0        185.0
Premiums due                                              165.5        153.3
Unamortized deferred policy acquisition costs             879.1        753.8
Property and equipment, net                               143.5        126.4
Other assets                                              681.8        472.9
Separate account assets                                   266.7        261.9
   Total assets                                       $12,437.3    $11,959.8

(Continued on next page)

UNUM Corporation and Subsidiaries

C O N S O L I D A T E D   B A L A N C E   S H E E T S


                                                             December 31,
(Dollars in millions)                                    1993           1992
(Note 2)

Liabilities and Stockholders' Equity
Liabilities
 Future policy benefits                              $ 4,009.6     $ 3,543.3
 Unpaid claims and claim expenses                        676.3         637.6
 Other policyholder funds                              4,268.8       4,554.8
 Federal income taxes
   Current                                                31.5          28.8
   Deferred                                              376.7         298.1
 Notes payable                                           238.6         199.9
 Other liabilities                                       466.4         424.5
 Separate account liabilities                            266.7         261.9
   Total liabilities                                  10,334.6       9,948.9
Stockholders' equity
 Preferred stock, par value $0.10 per share,
  authorized 10,000,000 shares, none issued
 Common stock, par value $0.10 per share,
  authorized 120,000,000 shares,
  issued 99,987,958 shares                                10.0          10.0
 Additional paid-in capital                            1,078.4       1,066.6
 Unrealized gains on equity securities, net of
  deferred taxes                                         149.1         121.1
 Unrealized foreign currency translation adjustment      (24.1)        (20.9)
 Retained earnings                                     1,420.8       1,182.3
                                                       2,634.2       2,359.1
 Less:
   Treasury stock, at cost (1993-24,006,816 shares;
    1992-20,928,716 shares)                              529.8         345.5
   Restricted stock deferred compensation                  1.7           2.7
   Total stockholders' equity                          2,102.7       2,010.9
   Total liabilities and stockholders' equity        $12,437.3     $11,959.8

See notes to consolidated financial statements.

UNUM Corporation and Subsidiaries

C O N S O L I D A T E D   S T A T E M E N T S   O F
S T O C K H O L D E R S '   E Q U I T Y

                                                   Unrealized
                               Common                  Gains       Unrealized
                               Stock                 On Equity     Foreign                             Restricted
(Dollars in millions,          $0.10    Additional Securities,  Net Currency                             Stock
except per common share data)  Par        Paid-in  Of Deferred    Translation   Retained     Treasury   Deferred
(Note 2)                       Value      Capital     Taxes       Adjustment    Earnings     Stock     Compensation   Total
Balance at January 1, 1991
1991 Transactions              $  5.0    $1,062.6      $   43.5     $   8.9     $  744.0     $(371.9)      $(2.0)     $1,490.1
 Net income                                                                        245.3                                 245.3
 Unrealized gains on equity
  securities, net of
  deferred taxes                                           55.2                                                           55.2
 Unrealized foreign currency
  translation adjustment                                               (1.8)                                              (1.8)
 Dividends to stockholders
  ($0.49 per common share)                                                         (43.4)                                (43.4)
 Treasury stock acquired                                                                        (0.3)                     (0.3)
 Employee stock option and
  other transactions                          (1.5)                                             12.1        (0.2)         10.4
Balance at December 31, 1991      5.0      1,061.1         98.7         7.1        945.9      (360.1)       (2.2)      1,755.5
1992 Transactions:
 Net income                                                                        291.2                                 291.2
 Unrealized gains on equity
  securities, net of
  deferred taxes                                           22.4                                                           22.4
 Unrealized foreign currency
  translation adjustment                                              (28.0)                                             (28.0)
 Two-for-one stock split          5.0         (5.0)                                                                         --
 Dividends to stockholders
  ($0.62 1/2 per common share)                                                     (53.1)                                (53.1)
 Employee stock option and
  other transactions                          10.5                                  (1.7)       14.6        (0.5)         22.9
Balance at December 31, 1992     10.0      1,066.6        121.1       (20.9)     1,182.3      (345.5)       (2.7)      2,010.9
1993 Transactions:
 Net income                                                                        299.9                                 299.9
 Unrealized gains on equity
  securities, net of
  deferred taxes                                           28.0                                                           28.0
 Unrealized foreign currency
  translation adjustment                                               (3.2)                                              (3.2)
 Dividends to stockholders
  ($0.76 1/2 per common share)                                                     (61.4)                                (61.4)
 Treasury stock acquired                                                                      (192.5)                   (192.5)
 Employee stock option and
  other transactions                          11.8                                               8.2         1.0          21.0
Balance at December 31, 1993   $ 10.0     $1,078.4      $ 149.1     $ (24.1)    $1,420.8     $(529.8)      $(1.7)     $2,102.7

See notes to consolidated financial statements.

UNUM Corporation and Subsidiaries

C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S

                                                   Year Ended December 31,
(Dollars in millions)                            1993        1992       1991
(Note 2)

Operating activities:
Net income                                   $  299.9    $  291.2   $  245.3
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Cumulative effects of accounting
   changes, net of tax                           12.1          --         --
  Increase in future policy benefits and
   unpaid claims and claim expenses             411.7       335.7      456.5
  (Increase) decrease in amounts receivable
   under reinsurance agreements                (129.1)        6.1     (133.8)
  Increase in federal income tax liability      109.8        51.6       43.2
  Increase in unamortized deferred policy
   acquisition costs                           (125.5)     (111.7)    (106.0)
  Other                                         (22.8)       26.5        1.5
     Net cash provided by operating activities  556.1       599.4      506.7
Investing activities:
Maturities of fixed maturities                  924.6       783.7      478.5
Sales of fixed maturities held to maturity       45.7       122.4      594.7
Sales of fixed maturities available for sale    218.2       477.2         --
Sales of other investments                      550.2       825.0      667.7
Purchases of investments                     (1,832.2)   (2,700.7)  (2,528.6)
Net decrease in short-term investments           38.8        21.8       78.2
Net additions to property and equipment         (18.2)      (23.1)     (52.7)
Investments in subsidiaries, net                  0.9       (49.3)        --
     Net cash used in investing activities      (72.0)     (543.0)    (762.2)
Financing activities:
Deposits and interest credited to
 investment contracts                           735.2       835.7      842.7
Maturities and withdrawals from
 investment contracts                        (1,021.2)     (871.3)    (618.2)
Dividends to stockholders                       (61.4)      (53.1)     (43.4)
Treasury stock acquired                        (192.5)         --       (0.3)
Proceeds from notes payable                      51.5        74.6        9.5
Repayment of notes payable                      (50.1)      (34.6)      (0.8)
Net increase (decrease) in short-term debt       37.3       (42.9)      75.7
Other                                            15.1        21.2       14.0
     Net cash provided by (used in)
      financing activities                     (486.1)      (70.4)     279.2
Effect of exchange rate changes on cash           2.4         0.1        0.4
Net increase (decrease) in cash                   0.4       (13.9)      24.1
Cash at beginning of year                        20.4        34.3       10.2
Cash at end of year                          $   20.8    $   20.4   $   34.3

(Continued on next page)

UNUM Corporation and Subsidiaries

C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S

                                                 Year Ended December 31,
(Dollars in millions)                          1993       1992        1991
(Note 2)

Disclosures of cash flow information:
Cash paid during the year for:
  Income taxes                              $  67.3    $  41.6     $  28.6
  Interest                                  $  13.3    $  11.7     $  12.3

See notes to consolidated financial statements.

UNUM Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of UNUM Corporation and subsidiaries ("UNUM") have been prepared on the basis of generally accepted accounting principles for stock life insurance companies and give retroactive effect to the March 26, 1993, merger with Colonial Companies, Inc., as discussed in Note 2 "Colonial Merger."

Principles of Consolidation

The consolidated financial statements include the accounts of UNUM Corporation and subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Reclassification

Certain December 31, 1992, and 1991 amounts have been reclassified in 1993 for comparative purposes.

Investments

Investments are reported as follows:

- - Fixed maturities held to maturity (certain bonds, notes and redeemable preferred stocks) - principally at amortized cost less an allowance for probable losses.
- - Fixed maturities available for sale (certain bonds and preferred stocks) - at lower of aggregate amortized cost less an allowance for probable losses, or fair value.
- - Equity securities (common stocks and non-redeemable preferred stocks) - at market value.
- - Mortgage loans - at amortized cost less an allowance for probable losses.
- - Real estate - at cost less accumulated depreciation.
- - Policy loans - at unpaid principal balance.
- - Other long-term investments - at cost plus UNUM's equity in undistributed net earnings since acquisition.
- - Short-term investments - at amortized cost.

Fixed maturities classified as held to maturity are valued principally at amortized cost less an allowance for probable losses, as it is UNUM's intent to hold these assets to maturity. Periodic sales may be necessary in response to significant deterioration in credit quality.

Fixed maturities available for sale are valued at lower of aggregate amortized cost less an allowance for probable losses, or fair value, as they may be sold in response to changes in interest rates, resultant prepayment risk, liquidity and capital needs and other similar economic factors.

Real estate held for sale, which is included in other assets in the Consolidated Balance Sheets, is valued at the lower of fair value less estimated costs to sell, or cost. UNUM has provided an allowance for probable losses on real estate held for sale which reduces the carrying value of the asset to fair value. Real estate held for sale amounted to $24.7 million at December 31, 1993, and $48.6 million at December 31, 1992.

If a decline in market value is considered to be other than temporary, the investment is reduced to estimated net realizable value and the reduction is accounted for as a realized investment loss.

UNUM discontinues the accrual of investment income on invested assets when it is determined that collectibility is doubtful.

Gains and losses on interest rate futures contracts used as hedges are deferred and recognized as an adjustment of the carrying amount of the hedged investment or anticipated investments.

Realized investment gains or losses, which are determined on the basis of specific identification and include adjustments for allowances for probable losses, are reported separately in the Consolidated Statements of Income. Unrealized investment gains or losses on equity securities, adjusted for related deferred income taxes, are reported directly in stockholders' equity.

Purchases and sales of short-term financial instruments are part of investing activities and not necessarily a part of the cash management program. Short-term financial instruments are classified as investments in the Consolidated Balance Sheets and are included as investing activities in the Consolidated Statements of Cash Flows.

Recognition of Premium Revenues and Policy Benefits for Life and Health Insurance Products

Group insurance premiums are recognized as income over the period to which the premiums relate. Individual disability premiums are recognized as income when due. Benefits and expenses are associated with earned premiums to result in recognition of profits over the life of the contracts. This association is accomplished by recording a provision for future policy benefits and amortizing deferred policy acquisition costs.

Recognition of Revenues, Contract Benefits and Expenses for Investment-Type and Universal Life Products

For UNUM's retirement and universal life products accounted for under Financial Accounting Standard No. 97, revenues consist of policy and surrender charges assessed during the year. Charges related to services to be performed in the future are deferred. Benefits and expenses for these products include amounts incurred during the year for benefit claims in excess of related account balances, policy maintenance expenses, interest credited and amortization of deferred policy acquisition costs. Fund balance liabilities for these contracts, included in other policyholder funds in the Consolidated Balance Sheets, are accumulated with interest at various rates.

Deferred Policy Acquisition Costs

The costs of acquiring new business that vary with and are related primarily to the production of new business, have been deferred to the extent such costs are deemed recoverable from future profits. Such costs include commissions, certain costs of policy issue and underwriting, and certain variable field office expenses.

For individual disability, group disability, and group life and health business, the costs are amortized in proportion to expected future premiums. For universal life and certain retirement products, the costs are amortized in proportion to estimated gross profits from interest margins, mortality and other elements of performance under the contracts. The amounts deferred and amortized were as follows:

                                                Year Ended December 31,
(Dollars in millions)                         1993       1992        1991

Deferred                                    $282.8     $237.6      $216.6
Less amortized                              (147.7)    (125.9)     (111.8)
   Increase in unamortized deferred
    policy acquisition costs                $135.1     $111.7      $104.8

Liabilities for Future Policy Benefits

Reserves for future payments on claims already incurred.

Reserves for future payments on claims already incurred are estimated based on UNUM's historical experience and other actuarial assumptions. Such estimates and assumptions are continually reviewed and updated with any resulting adjustments to reserves reflected in current operating results.

The interest rates used in the calculation of disability product reserves at December 31, 1993, and 1992, were as follows:
                                   1993            1992
Group long term disability
 (North America)                   9.3%            9.7%
Group long term disability
 (United Kingdom)                  10.5%           11.0%
Individual disability              8.0% to 10.0%   8.0% to 10.0%

The interest rates used to discount the disability reserves are a composite of the yields on assets specifically matched with these blocks of business. The composite yield decreased in 1993, since current cash flows are invested in high quality assets at current yields, which are below the yields of existing assets purchased in prior years.

For other group accident and health business, reserves are based on projections of historical claim runout patterns.

Reserves for future benefits

Reserves for future benefits are calculated by the net-level premium method, and are based on current morbidity and mortality tables, UNUM's historical experience and various interest rate assumptions. These reserves represent the portion of premiums received, accumulated with interest and held to provide for claims that have not yet been incurred. Reserves for group insurance policies consist primarily of unearned premiums, and are included in other policyholder funds in the Consolidated Balance Sheets.

The interest rates used in the calculation of reserves for future benefits at December 31, 1993, and 1992, principally ranged from:
                                    1993           1992
Individual disability               7.0% to 9.5%   8.5% to 9.5%
Individual life                     5.0% to 9.0%   5.0% to 9.0%
Individual accident and health      6.0% to 11.8%  7.0% to 11.8%
Individual and group annuities      5.0% to 9.0%   5.0% to 9.0%

Certain reserve calculations are based on interest rates within these ranges graded down over periods from 15 to 20 years.

Separate Account

Certain assets of UNUM's defined benefit pension plans, 401(k) contracts and tax sheltered annuity contracts are in separate accounts that are pooled investment funds of securities. Assets carried at market value and liabilities of the separate account are shown separately in the Consolidated Balance Sheets.

Accounting for Participating Individual Life Insurance

Subsequent to the November 1986 conversion of UNUM Life Insurance Company (formerly Union Mutual Life Insurance Company) to a stock life insurance company, selected assets of UNUM Life Insurance Company ("UNUM Life") were designated as a Participation Fund Account. Effective December 31, 1991, UNUM Life and UNUM Pension and Insurance Company ("UPIC") were merged with UNUM Life Insurance Company of America ("UNUM America"), with UNUM America remaining as the surviving company. UNUM Life, UPIC and UNUM America were all wholly-owned subsidiaries of UNUM Corporation. As a result of the merger, the assets of the Participation Fund Account were transferred to UNUM America.

The assets of the Participation Fund Account are to provide for the benefit, dividend and certain expense obligations of the participating individual life insurance policies and annuity contracts. This line of business participates in the experience of the Participation Fund Account and its operations have been excluded from the Consolidated Statements of Income. Included in the Consolidated Balance Sheets are statutory-basis assets and liabilities for this line of business, which approximate amounts calculated on the basis of generally accepted accounting principles for stock life insurance companies, and represent approximately 3.0% of total assets and 3.5% of total liabilities at December 31, 1993, and 1992.

Federal Income Taxes

The provision for federal income taxes includes amounts currently payable and deferred income taxes computed under the provisions of Financial Accounting Standard No. 109, "Accounting for Income Taxes." Deferred U.S. income taxes have not been provided on the accumulated earnings of UNUM's foreign subsidiaries, as it is UNUM's intention to reinvest those earnings in the growth of the business outside the United States.

Earnings Per Share

The weighted average number of shares outstanding used to calculate earnings per share was 78,779,241 in 1993, 78,542,106 in 1992 and
77,790,959 in 1991. The assumed exercise of outstanding stock options would not result in a material dilution of earnings per share.

Dividends

Cash dividends per share prior to the March 26, 1993, merger with Colonial Companies, Inc., are as reported for UNUM historically.

Fair Values of Financial Instruments

Financial Accounting Standard No. 107 ("FAS 107"), "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about certain financial instruments for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Valuation techniques require management to develop a significant number of assumptions, including discount rates and estimates of future cash flow. The derived fair value estimates cannot be substantiated by comparison to independent markets or to disclosures by other companies with similar financial instruments. FAS 107 fair value disclosures do not purport to be the amount which could be realized in immediate settlement of the financial instrument.

The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

Cash, short-term investments and accrued investment income: The carrying amounts reported in the balance sheet for these financial instruments approximate their fair values.

Fixed maturities: Fair values for fixed maturities are based on quoted market prices, where available. For fixed maturities not actively traded in the market, fair values are estimated using values obtained from independent pricing services or, in the case of private placements, are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality and maturity of the investments.

Equity securities: The fair values for equity securities are based on quoted market prices and are reported in the balance sheet at these values.

Mortgage loans: Fair values for mortgage loans are estimated based on discounted cash flow analyses using interest rates currently being offered for similar mortgage loans to borrowers with similar credit ratings and maturities. Mortgage loans with similar characteristics are aggregated for purposes of the calculations.

Policy loans: The carrying amounts reported in the balance sheet for policy loans approximate their fair values.

Off-balance-sheet financial instruments: Fair values for UNUM's off-balance-sheet financial instruments (interest rate futures contracts) are based on current settlement values, and at December 31, 1993, and 1992, were $0.3 million and $0.1 million, respectively.

Investment-type insurance contracts: Fair values for UNUM's liabilities under investment-type insurance contracts with no defined maturities are the amounts payable on demand after surrender charges at the balance sheet date. Fair values for UNUM's liabilities under investment-type insurance contracts with defined maturities are estimated using discounted cash flow calculations based on interest rates that would be offered currently for similar contracts with maturities consistent with those remaining for the contracts being valued.

The carrying amount and estimated fair value of liabilities for investment-type insurance contracts included in other policyholder funds in the Consolidated Balance Sheets at December 31, 1993, and 1992, were as follows:
                                             Carrying         Estimated
(Dollars in millions)                         Amount          Fair Value
                                           1993     1992     1993     1992
Liabilities with defined maturities      $  847   $1,105   $  956   $1,227
Liabilities with no defined maturities    3,044    3,092    2,952    2,972
                                         $3,891   $4,197   $3,908   $4,199

The estimated fair values of liabilities under all insurance contracts (investment-type and other than investment-type) are taken into consideration in UNUM's overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

Individual annuities and supplementary contracts not involving life contingencies: The carrying amounts included in other policyholder funds for these financial instruments approximate their fair values.

Short-term and long-term debt: The carrying amount of UNUM's commercial paper borrowings approximates its fair value. The fair value of UNUM's short-term and long-term debt is estimated using discounted cash flow analyses based on UNUM's current incremental borrowing rates for similar types of borrowing arrangements.

New Accounting Pronouncements

Accounting for Certain Investments in Debt and Equity Securities

In May 1993, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 115, which specifies the accounting and reporting for certain investments in equity securities and for all investments in debt securities. Upon adoption of FAS 115, UNUM will classify and account for these investments as follows:

- - Fixed maturities that UNUM has the positive intent and ability to hold to maturity will be classified as "held to maturity" and will be reported at amortized cost.
- - Fixed maturities and equity securities that are bought and held principally for the purpose of selling them in the near term will be classified as "trading" and will be reported at fair value with unrealized holding gains and losses included in earnings, net of taxes. Since UNUM does not trade its debt or equity securities, a trading account will not be established under the provisions of FAS 115.
- - Fixed maturities and equity securities not classified as "held to maturity" or "trading" will be classified as "available for sale" and will be reported at fair value with unrealized holding gains and losses reported in a separate component of stockholders' equity, net of taxes.

Commencing December 31, 1991, UNUM began classifying fixed maturities as held to maturity, which are valued principally at amortized cost, and available for sale, which are currently reported at the lower of aggregate amortized cost or fair value. Equity securities are currently reported using the same provisions of the "available for sale" category of FAS 115.

On January 20, 1994, the Securities and Exchange Commission ("SEC") announced that they would expect SEC insurance registrants to adjust, upon adoption of FAS 115, certain assets and liabilities, namely deferred policy acquisition costs and policyholder liabilities, to the amount that would have been reported if the unrealized gains and losses from securities classified as available for sale had been realized. The SEC and the accounting profession continue to discuss the accounting and reporting implications of FAS 115 for the insurance industry.

UNUM is required to adopt this standard effective January 1, 1994, and estimates that the impact of valuing its fixed maturities available for sale at fair value will result in an increase to stockholders' equity of approximately $38.0 million. The adoption of FAS 115 will not affect UNUM's results of operations. UNUM continues to monitor the emerging implementation guidance offered by the SEC and the accounting profession, which could change the estimated impact of adopting
FAS 115.

Accounting by Creditors for Impairment of a Loan

In May 1993, the FASB issued FAS No. 114, which defines the principles to measure and record a loan when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Adoption of FAS 114 is not expected to have a material effect on UNUM's results of operations or financial position. UNUM is required to adopt FAS 114 by January 1, 1995.

Employers' Accounting for Postemployment Benefits

In November 1992, the FASB issued FAS No. 112, which requires employers to recognize obligations for certain postemployment benefits provided to former or inactive employees after employment but before retirement. UNUM will adopt FAS 112 effective January 1, 1994. Adoption of FAS 112 is not expected to have a material effect on UNUM's results of operations or financial position.

NOTE 2.  COLONIAL MERGER

On December 3, 1992, UNUM and Colonial Companies, Inc. ("Colonial"), signed a definitive merger agreement. On March 26, 1993, Colonial Class A common stock shareholders voted to approve the merger. Under the agreement, UNUM exchanged .731 shares of its common stock for each share of Colonial
Class A and Class B common stock outstanding on March 26, 1993. UNUM issued approximately 11.4 million shares of common stock from treasury in connection with the merger. In addition, outstanding options to acquire shares of Colonial Class B common stock were converted into options to acquire shares of UNUM common stock. The merger qualified as a tax-free reorganization.

The merger has been accounted for as a pooling of interests and, accordingly, UNUM's consolidated financial statements have been restated to include the accounts of Colonial for all periods presented.

Net income for the year ended December 31, 1993, includes a $9.6 million charge, or $0.12 per share, for expenses incurred to effect the merger.

Combined and separate results of UNUM and Colonial for periods prior to the merger were as follows:
                                                 Year Ended December 31,
(Dollars in millions)                                1992           1991
Revenues
 UNUM                                            $2,641.2       $2,420.6
 Colonial                                           407.3          363.9
   Total                                         $3,048.5       $2,784.5

Net income
 UNUM                                            $  248.8       $  205.0
 Colonial                                            42.4           40.3
   Total                                         $  291.2       $  245.3


NOTE 3.  ACQUISITIONS

On July 30, 1992, UNUM purchased Duncanson & Holt, Inc. ("D&H"), a leading accident and health reinsurance underwriting manager. As a reinsurance manager, D&H provides pool management as well as marketing, underwriting, administration, claims payment and actuarial services for client companies, but does not bear any insurance risk.

This acquisition has been accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values as of the date of acquisition. The results of operations for the acquired business have been included in UNUM's Consolidated Statements of Income from the date of acquisition. The effect of this acquisition on UNUM's consolidated results of operations is not significant. Accordingly, pro forma financial information has not been presented.

NOTE 4.  INVESTMENTS

The following tables summarize the components of investment income, realized investment gains (losses) and change in unrealized investment gains (losses):

Investment Income
                                                 Year Ended December 31,
(Dollars in millions)                          1993        1992       1991
Fixed maturities:
 Held to maturity                            $570.1      $568.2     $575.2
 Available for sale                            59.5        56.9         --
Equity securities                              12.6        14.7       16.9
Mortgage loans                                165.2       187.2      201.0
Real estate                                    12.8        14.1       13.0
Policy loans                                   10.4        10.6       11.2
Other long-term investments                     4.5         2.1        5.2
Short-term investments                          7.1         7.1       16.4
   Gross investment income                    842.2       860.9      838.9
Less investment expenses                      (26.6)      (25.8)     (25.7)
Less investment income on participating
 individual life insurance policies and
 annuity contracts                            (25.2)      (25.9)     (26.6)
   Investment income                         $790.4      $809.2     $786.6

Realized Investment Gains (Losses)
                                                 Year Ended December 31,
(Dollars in millions)                          1993        1992       1991
Fixed maturities:
 Held to maturity                            $  9.5      $  7.6     $ 20.8
 Available for sale                             7.8         9.1         --
Equity securities                              48.3        38.3       48.3
Mortgage loans, real estate and other         (16.2)      (13.5)     (44.1)
   Net realized investment gains             $ 49.4      $ 41.5     $ 25.0

Change in Unrealized Investment Gains (Losses)

                                                 Year Ended December 31,
(Dollars in millions)                          1993        1992       1991

Fixed maturities:
 Held to maturity                            $154.2      $ 14.2     $364.9
 Available for sale                            30.9        (1.3)      28.3
   Total                                     $185.1      $ 12.9     $393.2

Equity securities                            $ 43.2      $ 34.0     $ 87.5
Deferred federal income taxes                  15.2        11.6       32.3
   Change in unrealized investment
    gains on equity securities               $ 28.0      $ 22.4     $ 55.2

Fixed Maturities

The amortized cost and estimated fair values of fixed maturities at December 31, 1993, are as follows:

                                             Gross       Gross    Estimated
                                 Amortized  Unrealized  Unrealized  Fair
(Dollars in millions)              Cost      Gains       Losses     Value

Held to maturity:
 United States Government and
  government agencies and
  authorities                     $   10.0    $   0.6     $   --    $   10.6
 States, municipalities and
  political subdivisions             718.7       64.5       (0.2)      783.0
 Foreign governments                 255.3       50.3       (0.2)      305.4
 Public utilities                  1,333.7       98.6       (1.6)    1,430.7
 Corporate bonds                   4,186.8      377.7       (5.0)    4,559.5
 Certificates of deposit              36.4        1.1         --        37.5
 Mortgage-backed securities           15.2        2.6         --        17.8
 Other debt securities                 4.6        0.8         --         5.4
     Total held to maturity       $6,560.7    $ 596.2     $ (7.0)   $7,149.9

Available for sale:
 United States Government and
  government agencies and
  authorities                     $  388.9    $  27.7     $ (0.3)   $  416.3
 States, municipalities and
  political subdivisions              73.5        5.1         --        78.6
 Foreign governments                  13.7        1.3         --        15.0
 Public utilities                    107.3        6.5         --       113.8
 Corporate bonds                     166.0       10.1       (0.6)      175.5
 Redeemable preferred stocks         105.8        7.7       (1.0)      112.5
 Mortgage-backed securities           16.8        1.4         --        18.2
     Total available for sale     $  872.0    $  59.8     $ (1.9)   $  929.9

The amortized cost and estimated fair values of fixed maturities at December 31, 1992, are as follows:

                                             Gross       Gross    Estimated
                                 Amortized  Unrealized  Unrealized  Fair
(Dollars in millions)              Cost      Gains       Losses     Value

Held to maturity:
 United States Government and
  government agencies and
  authorities                    $  108.7    $  7.8    $    --    $  116.5
 States, municipalities and
  political subdivisions            461.8      45.1         --       506.9
 Foreign governments                199.4      27.1         --       226.5
 Public utilities                 1,305.0      62.9       (2.6)    1,365.3
 Corporate bonds                  4,240.3     291.1       (5.7)    4,525.7
 Certificates of deposit             72.4       3.7         --        76.1
 Redeemable preferred stocks          0.9        --       (0.1)        0.8
 Mortgage-backed securities          42.3       4.2         --        46.5
 Other debt securities                6.8       1.5         --         8.3
     Total held to maturity      $6,437.6    $443.4    $  (8.4)   $6,872.6


Available for sale:
 United States Government and
  government agencies and
  authorities                    $  327.8    $ 16.6    $  (0.1)   $  344.3
 States, municipalities and
  political subdivisions            144.8       7.4       (0.4)      151.8
 Public utilities                     2.7        --       (0.4)        2.3
 Corporate bonds                    106.3       2.4       (3.4)      105.3
 Redeemable preferred stocks         40.4       4.8         --        45.2
 Mortgage-backed securities          45.1       0.2       (0.1)       45.2
     Total available for sale    $  667.1    $ 31.4    $  (4.4)   $  694.1

The amortized cost and estimated fair value of fixed maturities at December 31, 1993, by contractual maturity date, are shown below. Expected maturities will differ from contractual maturities since certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    Amortized   Estimated
(Dollars in millions)                                  Cost     Fair Value

Held to maturity:
 Due in one year or less                            $  481.4      $  494.1
 Due after one year through five years               2,612.0       2,798.8
 Due after five years through ten years              2,346.5       2,574.6
 Due after ten years                                 1,105.6       1,264.6
                                                     6,545.5       7,132.1
Mortgage-backed securities
 (primarily due after 10 years)                         15.2          17.8
     Total held to maturity                         $6,560.7      $7,149.9


Available for sale:
 Due in one year or less                            $   11.7      $   11.9
 Due after one year through five years                 468.7         500.9
 Due after five years through ten years                133.4         140.1
 Due after ten years                                   241.4         258.8
                                                       855.2         911.7
Mortgage-backed securities
 (primarily due after 10 years)                         16.8          18.2
     Total available for sale                       $  872.0      $  929.9


Gross gains and losses realized in 1993, 1992 and 1991 on sales of fixed maturities are as follows:

(Dollars in millions)                             1993      1992     1991
Gross gains                                     $ 12.4    $ 18.9   $ 25.6
Gross losses                                    $  1.3    $  3.5   $  1.3

Equity Securities

The market values, which also represent carrying amounts, and the cost of equity securities are as follows at December 31, 1993:

                                                              Market
(Dollars in millions)                                 Cost     Value
Common stocks:
 Public utilities                                   $ 72.2    $ 78.5
 Industrial, miscellaneous and all other             436.1     651.5
   Total                                            $508.3    $730.0

At December 31, 1993, cumulative gross unrealized investment gains on equity securities totaled $238.4 million and losses totaled $16.7 million.

Mortgage Loans

The carrying amount and estimated fair value of mortgage loans at December 31, 1993, and 1992, are as follows:

(Dollars in millions)                                  1993        1992
Carrying amount                                    $1,423.2    $1,649.9
Fair value                                         $1,558.4    $1,782.9

Fair values were determined using methods discussed in the Fair Values of Financial Instruments section of Note 1 "Summary of Significant Accounting Policies."

Restructured mortgage loans at amortized cost amounted to $65.9 million and $80.9 million at December 31, 1993, and 1992, respectively. Troubled debt restructurings represent loans that are refinanced with terms more favorable to the borrower. Interest foregone on these loans was not significant for the years ended December 31, 1993, 1992 and 1991.

Other

Real estate acquired in satisfaction of debt cumulatively amounts to $123.1 million at December 31, 1993.

At December 31, 1993, bonds with an amortized cost of $16.1 million, real estate with a depreciated cost of $5.2 million and mortgage loans with an amortized cost of $2.7 million were nonincome producing for the twelve months ended December 31, 1993.

Financial Instruments With Off-Balance-Sheet Risk

UNUM had interest rate futures contracts with commitments to purchase treasury securities with total par values of $207.0 million and $140.0 million at December 31, 1993, and 1992, respectively. UNUM uses these contracts to hedge the interest rate risk on future investments that match certain insurance liabilities. UNUM is subject to the risk that the counterparties to such contracts would fail to deliver the securities to UNUM on settlement date, if UNUM were to hold the contract on that date. Actual future cash flow required due to these contracts is not significant to UNUM's total cash flow because UNUM intends to sell these contracts prior to their settlement dates.

UNUM was committed at December 31, 1993, to purchase fixed maturities and other invested assets in the amount of $32.9 million.

NOTE 5. ALLOWANCE FOR PROBABLE LOSSES ON INVESTED ASSETS AND REAL ESTATE HELD FOR SALE

Changes in the allowance for probable losses on invested assets and real estate held for sale are as follows:

                                  Balance at                       Balance
                                   beginning   Addi-       Deduc-   at end
(Dollars in millions)               of year    tions       tions    of year
Year Ended December 31, 1993
 Fixed maturities held to maturity
  and available for sale             $ 4.1     $(3.8)     $   --     $ 0.3
 Mortgage loans                       51.5       4.8        (7.7)     48.6
 Real estate held for sale            13.6      18.8       (11.5)     20.9
   Total                             $69.2     $19.8      $(19.2)    $69.8

Year Ended December 31, 1992
 Fixed maturities held to maturity   $ 5.5     $(1.0)     $ (0.4)    $ 4.1
 Mortgage loans                       43.1      26.5       (18.1)     51.5
 Real estate held for sale            15.9       7.2        (9.5)     13.6
   Total                             $64.5     $32.7      $(28.0)    $69.2

Year Ended December 31, 1991
 Fixed maturities held to maturity   $12.0     $ 3.5      $(10.0)    $ 5.5
 Mortgage loans                       34.1      39.0       (30.0)     43.1
 Real estate held for sale            15.8      10.7       (10.6)     15.9
   Total                             $61.9     $53.2      $(50.6)    $64.5

Additions represent charges to net realized investment gains less recoveries, and deductions represent reserves released upon disposal or restructuring of the related asset.

NOTE 6.  REINSURANCE

UNUM, through its life insurance subsidiaries, is involved in both the cession and assumption of reinsurance with other companies. Risks are reinsured with other companies to reduce UNUM's exposure to large losses and permit recovery of a portion of direct losses. UNUM remains liable to the insured for the payment of policy benefits if the reinsurers cannot meet their obligations under the reinsurance agreements. Deferred policy acquisition costs, premiums and expenses are stated net of reinsurance ceded to other companies. Reinsurance premiums ceded were $51.5 million and $49.8 million for 1992 and 1991, respectively. Reinsurance premiums assumed were $136.2 million and $146.6 million for 1992 and 1991, respectively.

In connection with private labeling agreements, UNUM has assumed certain insurance liabilities in exchange for notes receivable. At December 31, 1993, and 1992, the amounts outstanding under these agreements were $115.4 million and $116.7 million, respectively, and are included as both liabilities and assets in the Consolidated Balance Sheets.

Effective January 1, 1993, UNUM adopted Financial Accounting Standard No. 113 ("FAS 113"), "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," which eliminated the current practice by insurance enterprises of reporting assets and liabilities relating to reinsured contracts net of the effects of reinsurance. The new standard required prepaid reinsurance premiums and reinsurance receivables, for amounts related to claims incurred but not reported and liabilities for future policy benefits, to be reported as assets. It also prescribed conditions required for a contract with a reinsurer to be accounted for as reinsurance and defines accounting standards for short-duration and long-duration reinsurance contracts. As permitted, prior year consolidated financial statements have not been restated. The impact of the adoption on the Consolidated Balance Sheet was an increase in other assets of $80.0 million and a corresponding increase in future policy benefits and unpaid claims and claim expenses.

The effect of reinsurance on premiums earned and written for the year ended December 31, 1993, is as follows:

(Dollars in millions)                          Earned    Written
Direct                                       $2,331.5   $2,335.6
Assumed                                         192.6      196.2
Ceded                                           (50.0)     (50.5)
     Premiums                                $2,474.1   $2,481.3

For the year ended December 31, 1993, recoveries recognized under reinsurance agreements reduced benefits to policyholders by $22.8 million.

NOTE 7.  BUSINESS RESTRUCTURING

In the fourth quarter of 1991, UNUM announced plans to withdraw from the 401(k) market by the end of 1992, and recorded a $16.0 million pretax charge to establish a restructuring reserve to provide for the costs of withdrawal and reassignment of employees and to write off deferred acquisition costs associated with the 401(k) business. The $16.0 million provision was charged to the 1991 Consolidated Statement of Income as deferred policy acquisition costs expense and operating expenses of $4.1 million and $11.9 million, respectively.

During 1992, UNUM released the restructuring reserve for the costs of withdrawal and reassignment of employees associated with the 401(k) business in excess of amounts incurred, since actual costs were less than expected, which resulted in a pretax gain of $5.3 million. The gain associated with the release of this restructuring reserve reduced operating expenses in the 1992 Consolidated Statement of Income. At December 31, 1992, there was no restructuring reserve remaining associated with the withdrawal from the 401(k) business.

UNUM has transferred 401(k) service responsibilities to its formerly wholly-owned subsidiary, Preferred Benefits Corporation, which was sold in May 1992. UNUM will continue to manage the approximately $300.0 million in assets remaining as of December 31, 1993, associated with its 401(k) business until maturity.

NOTE 8.  EMPLOYEE BENEFIT PLANS

Pension Plans

UNUM has a noncontributory defined benefit pension plan covering substantially all domestic employees, excluding employees of Colonial Companies, Inc., and Duncanson & Holt, Inc. The plan provides benefits based on the employee's years of service and compensation during the highest five years out of the last ten years of employment. UNUM funds the plan in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended. Plan assets consist primarily of group annuity contracts and include approximately 224,392 shares of UNUM Corporation common stock.

Net pension cost included the following components:

                                                    Year Ended December 31,
(Dollars in millions)                                 1993    1992    1991

Service cost - benefits earned during the year       $ 8.6   $ 7.5   $ 6.4
Interest cost on projected benefit obligation         10.9     9.4     7.6
Actual return on plan assets                         (16.5)  (14.5)  (29.5)
Net amortization and deferral                          5.2     4.1    22.4
   Net pension cost                                  $ 8.2   $ 6.5   $ 6.9

The funded status of the plan and amounts recognized in UNUM's Consolidated Balance Sheets, as determined by the plan's actuaries, are as follows:

                                                             December 31,
(Dollars in millions)                                       1993      1992
Actuarial present value of benefit obligation:
   Vested benefit obligation                             $ 102.3   $  85.2

   Accumulated benefit obligation                        $ 104.8   $  88.1

Projected benefit obligation for
 service rendered to date                                $(147.6)  $(132.7)
Plan assets at fair value                                  156.7     137.6
Projected benefit obligation less than plan assets           9.1       4.9
Unrecognized net gain                                      (21.6)    (22.5)
Unrecognized prior service cost                             (6.1)     (0.5)
Unamortized net obligation                                   3.1       3.5
   Accrued pension cost                                  $ (15.5)  $ (14.6)

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.25% and 4.70%, respectively, at December 31, 1993, and 7.50% and 5.20%, respectively, at December 31, 1992. The expected long-term rate of return on plan assets was 8.25% in 1993, 1992 and 1991. Prior year service costs are being amortized on a straight-line basis over expected employment periods for active employees.

UNUM also administers certain supplemental retirement plans for eligible employees and officers and certain other pension plans. The cost of these plans was not significant in the years ended December 31, 1993, 1992 and 1991.

Retirement Savings Plans

UNUM has several retirement savings and profit sharing plans for substantially all full-time and part-time employees who work 40 or more hours bi-weekly and have been employed for at least one year. Dependent upon which plan the employee participates in, eligible employees may contribute up to 10% of their annual salary, and UNUM matches a portion of each employee's contribution up to 6% of the employee's bi-weekly compensation. Participants may become 100% vested immediately upon becoming eligible to participate, or incrementally over a five year period. In 1993, 1992 and 1991, expense for these plans amounted to $8.3 million, $6.5 million and $5.5 million, respectively.

Annual Incentive Plans

UNUM has several annual incentive plans for certain employees and executive officers, which provide additional compensation based on achievement of predetermined annual corporate financial and non-financial goals. In 1993, 1992 and 1991, expense for these plans was $27.9 million, $24.6 million and $21.6 million, respectively.

Long-Term Stock Incentive Plan and Executive Stock Option Plan

The 1990 Long-Term Stock Incentive Plan ("Incentive Plan") provides for granting of restricted shares of UNUM Corporation common stock to key officers. The Incentive Plan also provides for granting of options to officers, non-employee directors of UNUM Corporation and key employees, to purchase UNUM Corporation common stock over ten years at a price not less than 100% of the fair market value on the date of grant. The maximum number of shares reserved for issuance under the Incentive Plan is 6,800,000 in 1993 and 3,500,000 in 1992 and 1991. At December 31,
1993, 1992 and 1991, 3,316,734 shares, 1,006,684 shares, and 1,998,452 shares, respectively, were available for grant under the Incentive Plan.

The restriction period for each restricted stock award under the Incentive Plan is in excess of three years, with the restrictions lapsing as a result of the achievement of prescribed financial performance objectives during each three year period. Plan participants are entitled to cash dividends and voting rights on their respective shares. At December 31, 1993, 1992 and 1991, all restricted stock shares issued remained subject to restrictions.

The market value of the restricted shares issued under the Incentive Plan has been recorded as deferred compensation and is included as a reduction of stockholders' equity in the Consolidated Balance Sheets.

The 1987 Executive Stock Option Plan ("Option Plan") provides for granting to officers and key employees options to purchase UNUM Corporation common stock over ten years at a price not less than 100% of the fair market value on the date of grant. An aggregate of 2,500,000 shares of UNUM Corporation common stock has been reserved for issuance under the Option Plan. Total shares available for grant under the Option Plan at December 31, 1993, 1992 and 1991, were 848,728 shares, 844,278 shares and 825,078 shares, respectively.

Both the Incentive Plan and the Option Plan also provide for the granting of stock appreciation rights ("SARs") in relation to stock options. SARs entitle the optionee to receive appreciation in the value of shares in cash, shares or a combination thereof. SARs utilize the same shares reserved for issuance of stock options and upon exercise automatically cancel the related stock options. There have been no SARs outstanding since December 31, 1991.

Beginning in 1991, certain officers were granted limited stock appreciation rights ("LSARs") in tandem with their outstanding options. LSARs afford the optionee the right to receive payment upon a change in control as defined in the plans equal to the higher of the excess of the highest price per share paid in connection with such change in control or the fair market value per share, over the option price per share. As an underlying stock option is exercised, the LSARs are automatically canceled. At December 31, 1993, 1992 and 1991, there were 556,500 LSARs, 685,550 LSARs, and 750,550
LSARs outstanding, respectively.

The following is a summary of stock options, SARs and restricted stock information:
                                                                  Restricted
                                              Options        SARs      Stock
Outstanding at January 1, 1991              4,047,602     707,674     80,800

1991 Activity:
 Granted at $28.73 to $47.88 per share         86,758          --         --
 Exercised at $6.28 to $40.00 per share      (704,272)   (290,350)        --
 Cancelled/reissued                          (345,074)   (417,324)        --
Outstanding at December 31, 1991            3,085,014          --     80,800

1992 Activity:
 Granted at $33.17 to $40.70 per share      1,043,969          --         --
 Granted for restricted stock                      --          --     34,600
 Exercised at $7.13 to $54.00 per share      (860,147)         --         --
 Cancelled/reissued                          (141,954)         --         --
Outstanding at December 31, 1992            3,126,882          --    115,400

1993 Activity:
 Granted at $52.88 to $57.75 per share      1,031,650          --         --
 Granted for restricted stock                      --          --     32,525
 Exercised at $9.03 to $36.75 per share      (655,300)         --         --
 Cancelled/reissued                          (100,278)         --     (1,500)
Outstanding at December 31, 1993            3,402,954          --    146,425

The number of exercisable shares as of December 31, 1993, 1992 and 1991, were 1,396,182 shares, 1,305,720 shares, and 1,481,948 shares, respectively.

In connection with the March 26, 1993, merger with Colonial Companies, Inc. ("Colonial"), outstanding options to acquire shares of Colonial Class B common stock were converted into options to acquire shares of UNUM common stock, and are included in the preceding summary of stock options.
Pursuant to the merger, no further options will be granted under the Colonial stock option plans.

Postretirement Health Care and Life Insurance Benefits

UNUM provides certain health care and life insurance benefits for retired employees and covered dependents. Substantially all domestic employees of UNUM may become eligible for these benefits if they meet minimum age and service requirements, if they are eligible for retirement benefits and if they agree to contribute a portion of the cost. UNUM has the right to modify or terminate these benefits. The underlying plans are not currently funded.

Effective January 1, 1993, UNUM adopted Financial Accounting Standard No. 106 ("FAS 106"), "Employers' Accounting for Postretirement Benefits Other than Pensions," which changed the method for recognition of the cost of these benefits from a cash basis to an accrual basis over the years in which the employees render the related services. UNUM elected to immediately recognize the FAS 106 liability at January 1, 1993, of $48.8 million as a cumulative effect of an accounting change, which decreased net income by $32.1 million, or $0.40 per share, during 1993.

Postretirement benefits expense included the following components:
                                                             Year Ended
(Dollars in millions)                                 December 31, 1993
Service cost                                                      $ 3.4
Interest cost                                                       4.0
  Postretirement benefits expense                                 $ 7.4

The following represents the unfunded accumulated postretirement benefits obligation as determined by the plans' actuaries:

(Dollars in millions)                                 December 31, 1993

Retirees                                                          $19.6
Active employees fully eligible                                     6.5
Other active participants                                          29.7
Accumulated postretirement benefits obligation                     55.8
Unrecognized other amounts                                          1.2
  Accrued postretirement benefits cost                            $57.0

The cost of covered health care benefits is assumed to increase 10.85% and 11.10% for retirees less than 65 years old, and 7.75% and 8.00% for retirees 65 years and older for 1994. These rates are assumed to decrease incrementally to 5.25% and 5.50% in 1999, and remain at that level thereafter. The weighted average discount rates used in determining the accumulated postretirement benefits obligation were 7.25% and 7.50%.

A 1% increase in the trend rate for health care costs would increase the accumulated postretirement benefits obligation by $9.4 million and postretirement benefits expense by $1.5 million.

NOTE 9.  INCOME TAXES

Effective January 1, 1993, UNUM adopted Financial Accounting Standard No. 109 ("FAS 109"), "Accounting for Income Taxes," which changed the method for calculating and reporting deferred income taxes in the financial statements from the deferred method to the liability method. The liability method of accounting for income taxes, as prescribed in FAS No. 109, requires that deferred tax liabilities or assets at the end of each period be determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Under this method, income tax will increase or decrease in the same period in which a change in tax rate is enacted. The cumulative effect of this accounting change amounted to a $20.0 million increase in net income, or $0.25 per share, for the year ended December 31, 1993.

On August 10, 1993, legislation was enacted to increase the federal income tax rate of 34% to 35%, retroactive to January 1, 1993. The tax rate increase resulted in a charge to net income totaling $11.4 million, or $0.15 per share, which includes $3.6 million, or $0.05 per share, related to 1993 pretax income, and a $7.8 million, or $0.10 per share, adjustment to the deferred income tax liability.

A reconciliation of income taxes computed by applying the federal income tax rate to income before income taxes and the consolidated income tax expense charged to operations follows:

                                                  Year Ended December 31,
(Dollars in millions)                            1993       1992      1991

Tax at federal statutory rate (35%
 for 1993,34% for other years)                 $161.1     $135.5    $108.7
Tax-exempt income                               (29.4)     (31.8)    (34.7)
Prior years' taxes                               (2.0)      (2.0)     (7.6)
State income tax                                  3.9        3.7       1.5
Tax on foreign operations                         0.1        0.1       2.8
Adjustment to deferred tax liability
 due to tax rate increase                         7.8         --        --
Other                                             6.8        1.8       3.6
   Income taxes                                $148.3     $107.3    $ 74.3

Deferred income tax liabilities and assets are comprised of the following at December 31, 1993, and January 1, 1993:

(Dollars in millions)                             December 31,  January 1,
                                                          1993        1993
Deferred tax liabilities:
Deferred policy acquisition costs                       $257.8      $225.3
 Policy reserve adjustments                               69.6        16.3
 Net unrealized gains                                     79.4        61.3
 Value of business acquired                               19.0        21.0
 Invested assets                                          10.5        19.1
 Other                                                     7.4         3.9
   Total deferred tax liabilities                        443.7       346.9

Deferred tax assets:
 Alternative minimum tax credit carryforwards             20.2        22.0
 Net realized losses                                      17.3        21.6
 Postretirement benefits                                  19.7        16.7
 Loss carryforward                                         8.0          --
 Other                                                     1.8         7.0
   Total deferred tax assets                              67.0        67.3
Net deferred tax liability                              $376.7      $279.6

Deferred income taxes relating to cumulative net unrealized gains on equity securities are $79.4 million, $57.4 million and $45.8 million at December 31, 1993, 1992 and 1991, respectively. At December 31, 1993, $6.8 million of the $79.4 million deferred income taxes is reflected in retained earnings, while the remaining $72.6 million is netted against the unrealized gains component of stockholders' equity.

As of December 31, 1993, deferred U.S. income taxes have not been provided on the accumulated earnings of UNUM's foreign subsidiaries. These earnings would become subject to U.S. tax if remitted to UNUM Corporation. The tax effect of such a distribution is not expected to be material.

Prior to the Tax Reform Act of 1984 ("1984 Act"), half the excess of the tax basis gain from operations of a life insurance company, over its taxable investment income, was currently taxable. The other half was set aside in a Policyholders Surplus Account, together with certain special life insurance company deductions. The cumulative amount in the Policyholders Surplus Account as of December 31, 1983, was frozen by the 1984 Act and amounted to $31.8 million at December 31, 1993. Any direct or indirect distributions from this account would be taxed at current tax rates, however, no provision has been made for related taxes. If the amount set aside in this account were taxed at the current rate at December 31, 1993, for all life insurance subsidiaries, the tax would have amounted to $11.1 million.

UNUM's Consolidated Statements of Income for 1993, 1992 and 1991, include the following amounts of foreign income and related income tax expense:

                                                Year Ended December 31,
(Dollars in millions)                           1993      1992      1991
Foreign income                                $ 20.9    $ 32.7    $ 44.9

Income tax expense (credit):
 Current                                      $(12.5)   $  1.6    $  9.0
 Deferred                                       20.2      10.4       8.6
   Total                                      $  7.7    $ 12.0    $ 17.6

UNUM subsidiaries had operating loss carryforwards totalling $24.0 million and alternative minimum tax ("AMT") credit carryforwards totalling $20.2 million as of December 31, 1993. Substantially all of the operating loss carryforwards relate to foreign operations and can be carried forward indefinitely. The AMT credits can be carried forward indefinitely.

Deferred taxes for years prior to the adoption of FAS 109 resulted primarily from deferred policy acquisition costs, policy reserve adjustments, alternative minimum tax or credit and net realized losses.

NOTE 10.  NOTES PAYABLE

The carrying amounts and estimated fair values of short-term and long-term debt consist of the following at December 31, 1993, and 1992:

                                            Carrying           Estimated
(Dollars in millions)                        Amount            Fair Value
                                         1993      1992      1993      1992
Short-term debt:
 Commercial paper                      $109.9    $ 72.3    $109.9    $ 72.3
 8.81% bank notes payable                  --      25.0        --      26.0
 8.88% bank notes payable                  --      25.0        --      26.1
 Other notes payable                      0.1       0.4       0.1       0.4
   Total short-term debt                110.0     122.7     110.0     124.8

Long-term debt:
 Medium term notes payable due
  1997 to 2023 with interest rates
  ranging from 5.1% to 7.5%             126.1      74.6     129.4      74.7
 Other notes payable                      2.5       2.6       2.5       2.6
   Total long-term debt                 128.6      77.2     131.9      77.3
Total notes payable                    $238.6    $199.9    $241.9    $202.1

Fair values were determined using methods discussed in the Fair Values of Financial Instruments section of Note 1, "Summary of Significant Accounting Policies."

As of December 31, 1993, UNUM Corporation has committed revolving credit facilities of $100 million and $200 million, which expire on March 11, 1994, and June 1, 1996, respectively. UNUM anticipates renewing the $100 million revolving credit facility with a committed revolving credit facility of a similar amount. The commercial paper program is supported by the revolving credit facilities and is available for general liquidity needs, capital expansion, acquisitions or stock repurchase. The committed revolving credit facilities contain certain covenants which, among other provisions, require maintenance of certain levels of stockholders' equity and limits on level of debt. The commercial paper outstanding at December 31, 1993, and 1992, had a weighted average rate of approximately 3.41% and 3.81%, respectively.

NOTE 11.  CAPITAL STOCK

In September 1993, UNUM announced the resumption of its repurchase program and during 1993 acquired 3,704,600 shares of its common stock in the open market at an aggregate cost of $192.5 million. No shares were acquired in the open market during 1992 or 1991.

As of December 31, 1993, 1.5 million shares remained authorized for purchase under UNUM's Stock Repurchase Program. In February 1994, UNUM's Board of Directors approved an increase of 5.0 million shares in UNUM's Stock Repurchase Program.

Under the Long-Term Stock Incentive Plan and Executive Stock Option Plan and the plans of Colonial Companies, Inc. (see Note 8 "Employee Benefit Plans"), 687,825 shares, 894,747 shares and 732,030 shares were issued in 1993, 1992 and 1991, respectively.

NOTE 12.  STOCK SPLIT

On February 14, 1992, UNUM's Board of Directors authorized a two-for-one common stock split effected through the distribution of one additional share for each share of stock already issued, which was distributed on or about March 9, 1992, to holders of record on February 25, 1992. Accordingly, all numbers of common shares and per common share data have been restated to reflect the stock split. The par value of $5.0 million for the additional shares of common stock issued in connection with the stock split was transferred to common stock from additional paid in capital in first quarter 1992.

NOTE 13.  PREFERRED STOCK PURCHASE RIGHTS

On March 13, 1992, UNUM's Board of Directors ordered redemption of the 1988 Rights Agreement and adopted a new Shareholder Rights Plan. Shareholders of record on March 23, 1992, received $0.05 for every two shares of common stock held, which was distributed April 2, 1992. The total amount of the redemption was $1.7 million.

As a result of the adoption of a new Shareholder Rights Plan, a dividend distribution was declared of one Right for each share of outstanding Common Stock to stockholders of record at the close of business on March 23, 1992. Each Right under certain specific circumstances entitles the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $150.

The Rights become exercisable at a specified time after (1) a person or group acquires 10% or more of UNUM's Common Stock or (2) a tender or exchange offer for 10% or more of UNUM's Common Stock.

The Rights expire at the close of business on March 13, 2002, unless earlier redeemed by the Company under certain circumstances at a price of $0.01 per Right.

NOTE 14.  DIVIDEND RESTRICTIONS

UNUM is subject to various state insurance regulatory restrictions that limit the maximum amount of dividends available from its United States domiciled insurance subsidiaries without prior approval. Under current law, during 1994 approximately $176.8 million will be available for payment of dividends to UNUM Corporation without state insurance regulatory approval. Dividends in excess of this amount may only be paid with state insurance regulatory approval. The aggregate statutory capital and surplus of the United States domiciled insurance subsidiaries of UNUM Corporation was approximately $953.9 million and $845.7 million, at December 31, 1993, and 1992, respectively. The aggregate statutory net income of UNUM Corporation's United States domiciled insurance subsidiaries was approximately $216.0 million, $154.1 million and $125.8 million for 1993, 1992 and 1991, respectively. State insurance regulatory authorities prescribe statutory accounting practices that differ in certain respects from generally accepted accounting principles. The significant differences relate to deferred acquisition costs, deferred income taxes, non-admitted asset balances, required investment risk reserves and reserve calculation assumptions.

NOTE 15.  LITIGATION

In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at December 31, 1993. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position or the consolidated operating results of UNUM.

NOTE 16.  SEGMENT INFORMATION

UNUM reports its operations principally in six business segments: Employee Benefits, Related Businesses, Colonial Companies, Individual Disability, Retirement Security and Other Operations.

Investment income and net realized investment gains are allocated to the segments based on designation of ownership of assets identified to the segments. Operating expenses are allocated to the segments based on direct association with a product whenever possible. If, however, the expense cannot be readily associated with a particular product, the costs are allocated based on ratios of the relative time spent, extent of usage or varying volume of work performed for each segment.

The Employee Benefits segment includes group long term disability, group life and other employee benefits products, including short term disability, accidental death and dismemberment and dental insurance. The Related Businesses segment includes UNUM Limited in the United Kingdom, Commercial Life Insurance Company, and reinsurance operations including Duncanson & Holt, Inc. The Colonial Companies segment includes Colonial Companies, Inc. and subsidiaries, which offer payroll deducted, voluntary employee benefits to employees at their worksites. The Individual Disability segment includes disability income products. The Retirement Security segment includes tax sheltered annuities, long term care insurance and lifestyle security protection products. The Other Operations segment includes individual life insurance business of UNUM Life Insurance Company of America, group medical operations, guaranteed investment contracts, deposit administration accounts, and 401(k) plans, all of which are no longer actively marketed by UNUM. Corporate includes transactions which are generally noninsurance related and expenses incurred to effect the March 26, 1993, merger of UNUM and Colonial.

Summarized financial information for the six business segments and Corporate is as follows:

                                                 Year Ended December 31,
(Dollars in millions)                        1993         1992         1991

Revenues:
 Employee Benefits                      $ 1,597.3    $ 1,350.6    $ 1,196.1
 Related Businesses                         488.0        446.0        419.5
 Colonial Companies                         448.8        407.3        363.9
 Individual Disability                      405.0        367.9        320.9
 Retirement Security                        271.8        261.1        255.8
 Other Operations                           179.9        210.9        226.8
 Corporate                                    6.2          4.7          1.5
   Total revenues                       $ 3,397.0    $ 3,048.5    $ 2,784.5

Income (loss) before income taxes:
 Employee Benefits                      $   239.1    $   222.5    $   193.9
 Related Businesses                          57.3         53.4         61.1
 Colonial Companies                          70.4         60.5         57.5
 Individual Disability                       69.0         44.6         36.7
 Retirement Security                         21.1          6.7         (2.1)
 Other Operations                            20.8         16.5        (16.5)
 Corporate                                  (17.4)        (5.7)       (11.0)
   Income before income taxes               460.3        398.5        319.6
Income taxes                                148.3        107.3         74.3
Income before cumulative effects of
 accounting changes                         312.0        291.2        245.3
Cumulative effects of accounting changes    (12.1)          --           --
   Net income                           $   299.9    $   291.2    $   245.3

                                                      December 31,
(Dollars in millions)                        1993         1992         1991
Identifiable Assets:
 Employee Benefits                      $ 3,294.5    $ 2,936.4    $ 2,610.2
 Related Businesses                       1,269.0      1,113.2      1,134.8
 Colonial Companies                         819.2        745.9        642.8
 Individual Disability                    1,516.3      1,349.1      1,206.7
 Retirement Security                      3,249.3      3,051.7      2,799.5
 Other Operations                         1,493.9      1,982.7      2,167.5
 Corporate                                  452.3        442.8        394.4
 Individual Participating
  Life and Annuity                          342.8        338.0        355.0
   Total assets                         $12,437.3    $11,959.8    $11,310.9

NOTE 17.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for 1993 and 1992:

(Dollars in millions, except per common share data)
1993
                                       4th       3rd       2nd       1st

Premiums                              $647.7    $622.9    $624.6    $578.9
Investment income                      193.2     196.4     200.3     200.5
Net realized investment gains            8.5      10.6       9.8      20.5
Benefits to policyholders              460.5     446.9     449.8     418.5
Net income                            $ 83.1    $ 72.1    $ 80.8    $ 63.9

Net income per common share           $ 1.08    $ 0.91    $ 1.02    $ 0.81

1992
                                       4th       3rd       2nd       1st

Premiums                              $551.7    $538.6    $525.3    $526.8
Investment income                      204.9     206.5     199.2     198.6
Net realized investment gains            6.7      11.9      11.7      11.2
Benefits to policyholders              400.3     383.4     371.2     377.7
Net income                            $ 69.9    $ 74.8    $ 73.9    $ 72.6

Net income per common share           $ 0.89    $ 0.95    $ 0.94    $ 0.93

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On August 2, 1993, the Registrant determined not to reappoint Ernst & Young as the Registrant's independent auditors for 1993. Also on August 2, 1993, the Registrant engaged Coopers & Lybrand as the Registrant's independent auditors for 1993. In connection with the audits of the fiscal years ended December 31, 1991, and December 31, 1992, and for the interim period dating from January 1, 1993, until August 2, 1993, there were no disagreements between Ernst & Young and the Registrant on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Ernst & Young, would have resulted in reference or disclosure in Ernst & Young's reports.

   Ernst & Young's reports for the fiscal years ended December 31, 1991, and December 31, 1992, contained no adverse opinions, no disclaimers of opinion and no qualifications or modifications of opinion as to uncertainty, audit scope, or accounting principles.

   The change of independent auditors was recommended by the Audit Committee of the Registrant's Board of Directors and approved by the Board of Directors.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  A.  Directors of the Registrant

  The information under the caption "Election of Directors" included in UNUM's proxy statement dated March 28, 1994, is incorporated by reference.

  B.  Executive Officers of the Registrant

  The executive officers of UNUM are as follows:


                 Age (as of)                                       An Officer
Name             March 25, 1994)   Position held with UNUM            Since

James F. Orr III        51         Chairman, President and             1986
                                    Chief Executive Officer

W. Francis Brennan      57         Executive Vice President            1984

Stephen B. Center       56         Executive Vice President            1972

Rodney N. Hook          47         Senior Vice President and           1989
                                    Chief Financial Officer

Peter J. Moynihan       50         Senior Vice President               1979

Kevin P. O'Connell*     48         Senior Vice President,              1987
                                    Marketing, UNUM America

Robert G. Ostrander*    47         Senior Vice President,
                                    Individual Disability              1989
                                    Division, UNUM America

Elaine D. Rosen*        41         Senior Vice President,              1983
                                    Employee Benefits Disability
                                    Division, UNUM America

Robert E. Staton*       47         Chairman, Colonial Life             1984

*Denotes an executive of UNUM America or Colonial Life who is not an officer of the Corporation but who is considered an "executive officer" under regulations of the Securities and Exchange Commission.

   The officers are elected annually and hold office until their respective successors have been chosen and qualified, or until death, resignation or removal. The UNUM Board may also appoint or delegate the appointment of officers, assistant officers and agents as it may deem necessary for such periods as the President, the By-Laws or the UNUM Board may prescribe.

   Mr. Orr was elected Chairman of the Board of UNUM in February 1988. He has served as President and Chief Executive Officer since September 1987. He joined UNUM in 1986.

   Mr. Brennan was elected Executive Vice President of UNUM in May 1991. Previously, he served as Senior Vice President for the Related Businesses Division from September 1988 to May 1991. He joined UNUM America in 1984. Mr. Brennan is a registered principal of the National Association of Securities Dealers.

   Mr. Center was elected President of UNUM America and Executive Vice President of UNUM in September 1992. Previously, he served as Group Executive Vice President of UNUM America from May 1990 to August 1992, Executive Vice President for the Employee Benefits Division from September 1989 to May 1990, and Senior Vice President for the Employee Benefits Division from October 1985 to September 1989. He joined UNUM America in 1963.

   Mr. Hook was elected Senior Vice President and Chief Financial Officer in April 1989. He served additionally as Treasurer from May 1989 to September 1992. Prior to joining UNUM in April 1989, Mr. Hook served as a consultant to The Equitable Life Assurance Society of New York from September 1988 to April 1989.

   Mr. Moynihan was elected Senior Vice President of UNUM in September 1993 and Senior Vice President for Investments of UNUM America in October 1987. He joined UNUM America in 1973.

   Mr. O'Connell was elected Senior Vice President, Marketing, of UNUM America in January 1992. Previously, he served as Senior Vice President for Group Life and Health from November 1988 to January 1992 and additionally for Group Retirement Products from May 1990 to January 1992. He joined UNUM America in 1968.

   Mr. Ostrander was elected Senior Vice President, Individual Disability, of UNUM America in May 1990. Previously, he served as Vice President, Individual Disability from May 1989 to May 1990, and as an Employee Benefits field office manager from 1983 until May 1989. He joined UNUM America in 1972.

   Ms. Rosen was elected Senior Vice President, Employee Benefits Disability Division, of UNUM America in January 1991. Previously, she served as
Senior Vice President for Long Term Disability from November 1988 to
January 1991.  She joined UNUM America in 1975.

   Mr. Staton was elected Chairman of Colonial Life in December 1993. Previously, he served as Senior Vice President from February 1990 to December 1993 and Vice President from August 1985 to February 1990; and additionally as General Counsel from August 1985 to November 1993, and Corporate Secretary from February 1992 to August 1993. He joined Colonial Life in 1984.

   The information under the caption "Officer Securities Reports" included in UNUM's proxy statement dated March 28, 1994, is incorporated by reference.

Item 11. EXECUTIVE COMPENSATION

   The information under the captions "Compensation of Directors" and "Executive Compensation" included in UNUM's proxy statement dated March 28, 1994, is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information under the caption "Security Ownership" included in UNUM's proxy statement dated March 28, 1994, is incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information under the caption "Executive Compensation" included in UNUM's proxy statement dated March 28, 1994, is incorporated by reference.

                                 PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)     Documents filed:

     1.   The following Consolidated Financial Statements of UNUM
          Corporation and subsidiaries are included in Item 8.

          Consolidated Statements of Income for the Years Ended
           December 31, 1993, 1992 and 1991

          Consolidated Balance Sheets as of December 31, 1993, and 1992

          Consolidated Statements of Stockholders' Equity for the
           Years Ended December 31, 1993, 1992 and 1991

          Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1993, 1992 and 1991

          Notes to Consolidated Financial Statements

     2. Financial Statement Schedules. See Index to Financial Statement Schedules on page 96 of this report.

     3.   Exhibits.  See Index to Exhibits on page 105 of this report.

 (b) Reports on Form 8-K:

     No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1993.

   Schedules and exhibits required by Article 7 of Regulation S-X other than those listed are omitted because they are not required, are not applicable, or equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Portland, State of Maine, on March 25, 1994.

                                        UNUM Corporation
                                        By      /s/ JAMES F. ORR III
                                        James F. Orr III (Chairman of the
                                         Board, President and Chief
                                         Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       Name                        Title                         Date

/s/ JAMES F. ORR III       Chairman of the Board, President    March 25, 1994
  (James F. Orr III)        and Chief Executive Officer

/s/ RODNEY N. HOOK         Senior Vice President and Chief     March 25, 1994
  (Rodney N. Hook)          Financial Officer

/s/ STEPHEN D. ROBERTS     Vice President and Corporate        March 25, 1994
  (Stephen D. Roberts)      Controller

        *                  Director                            March 25, 1994
  (Gayle O. Averyt)

                           Director                            March 25, 1994
  (Kenneth S. Axelson)

        *                  Director                            March 25, 1994
  (Robert E. Dillon, Jr.)

        *                  Director                            March 25, 1994
  (Gwain H. Gillespie)

                           Director                            March 25, 1994
  (Ronald E. Goldsberry)

        *                  Director                            March 25, 1994
  (Donald W. Harward)

       Name                   Title                              Date

        *                  Director                            March 25, 1994
  (Cynthia A. Montgomery)

        *                  Director                            March 25, 1994
  (James L. Moody, Jr.)

        *                  Director                            March 25, 1994
  (Lawrence R. Pugh)

        *                  Director                            March 25, 1994
  (Lois Dickson Rice)

        *                  Director                            March 25, 1994
  (John W. Rowe)

        *                  Director                            March 25, 1994
  (Robert L. Swiggett)

* /s/ JOHN-PAUL DEROSA
  (John-Paul DeRosa, as Attorney-in-fact
  for each of the persons indicated)
  (Assistant Secretary)

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Stockholders
UNUM Corporation



We have audited the consolidated financial statements and the financial statement schedules of UNUM Corporation and subsidiaries listed in Item 14(a) of this Form 10-K as of and for the year ended December 31, 1993. These consolidated financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UNUM Corporation and subsidiaries as of December 31, 1993, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Notes 8 and 9 of the consolidated financial statements, the Corporation changed its method of accounting for postretirement benefits other than pensions, and accounting for income taxes in 1993.



/s/ COOPERS & LYBRAND
Portland, Maine
February 8, 1994

                       REPORT OF INDEPENDENT AUDITORS




To the Directors and Stockholders
UNUM Corporation
Portland, Maine



We have audited the consolidated balance sheet of UNUM Corporation and subsidiaries as of December 31, 1992, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1992. Our audits also included the financial statement schedules for 1992 and 1991 listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UNUM Corporation and subsidiaries at December 31, 1992, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





/s/ ERNST & YOUNG
Boston, Massachusetts
March 26, 1993

                      UNUM CORPORATION AND SUBSIDIARIES

                    INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedules

The following financial statement schedules of UNUM Corporation and subsidiaries are included in Item 14(a):

                                                               Page(s)

   III   Condensed Financial Information of UNUM
          Corporation (Registrant)                             97-100

     V   Supplementary Insurance Information                   101-102

    VI   Reinsurance                                           103

    IX   Short-term Borrowings                                 104

                      UNUM CORPORATION (Parent Company)

      SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF INCOME


                                                   Year Ended December 31,
(Dollars in millions)                             1993      1992      1991

Revenues
 Dividends from subsidiaries*                   $131.8    $110.8    $ 90.5
 Investment income                                 0.2       0.8       0.4
 Net realized investment gains                      --       1.9        --
 Interest income on loans to subsidiaries*          --        --       3.1
   Total revenues                                132.0     113.5      94.0
Expenses
 Operating expenses                               11.6       9.2       0.4
 Interest expense                                 12.4      10.7      11.2
 Interest expense on loans from subsidiaries*      0.1        --       8.0
   Total expenses                                 24.1      19.9      19.6
Income before income taxes                       107.9      93.6      74.4
Income tax expense (benefit)                      (5.7)      3.5      (3.5)
Income before equity in undistributed net
  income of subsidiaries                         113.6      90.1      77.9
Equity in undistributed net income of
  subsidiaries*                                  186.3     201.1     167.4
Net income                                      $299.9    $291.2    $245.3


*Eliminated in consolidation

See notes to condensed financial statements.

                      UNUM CORPORATION (Parent Company)

        SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              BALANCE SHEETS

                                                              December 31,
(Dollars in millions)                                      1993         1992

Assets
 Investments
   Investment in subsidiaries*                         $2,376.9     $2,159.7
   Short-term investments                                   4.4          2.1
     Total investments                                  2,381.3      2,161.8
 Cash                                                       1.3          0.7
 Amounts receivable from subsidiaries, net*                12.4         19.9
 Property and equipment, net                               17.3         17.6
 Other assets                                                --          1.2
     Total assets                                      $2,412.3     $2,201.2

Liabilities and Stockholders' Equity
 Liabilities
   Notes payable                                       $  236.0     $  176.4
   Notes payable to subsidiary*                            60.0           --
   Federal income taxes                                     2.3           --
   Other liabilities                                       11.3         13.9
     Total liabilities                                    309.6        190.3
 Stockholders' Equity
   Preferred stock, par value $0.10 per share,
    authorized 10,000,000 shares, none issued
   Common stock, par value $0.10 per share,
    authorized 120,000,000 shares, issued
    99,987,958 shares                                      10.0         10.0
   Additional paid-in capital                           1,062.3      1,057.8
   Unrealized gains on equity securities of
    subsidiaries, net of deferred taxes                   165.2        129.9
   Unrealized foreign currency translation adjustment     (24.1)       (20.9)
   Retained earnings (including undistributed
    earnings of subsidiaries of $1,039.1 million and
    $852.8 million in 1993 and 1992, respectively)      1,420.8      1,182.3
                                                        2,634.2      2,359.1
 Less:
   Treasury stock, at cost (1993-24,006,816 shares;
    1992-20,928,716 shares)                               529.8        345.5
   Restricted stock deferred compensation                   1.7          2.7
     Total stockholders' equity                         2,102.7      2,010.9
     Total liabilities and stockholders' equity        $2,412.3     $2,201.2

*Eliminated in consolidation

See notes to condensed financial statements.

                        UNUM CORPORATION (Parent Company)

        SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31,
(Dollars in millions)                               1993      1992      1991

Operating activities:
 Net income                                      $ 299.9   $ 291.2   $ 245.3
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Increase (decrease) in federal income taxes       2.3       3.2      (5.0)
    Decrease in amounts due to/from subsidiaries    (7.5)     (1.2)    (16.9)
   Other                                            19.6      (5.4)     21.2
   Equity in undistributed net income of
    subsidiaries*                                 (186.3)   (201.1)   (167.4)
     Net cash provided by operating activities     128.0      86.7      77.2
Investing activities:
 Sales of investments                                 --      86.2        --
 Purchases of investments                           (2.0)    (88.5)     (0.9)
 Investment in subsidiaries, net*                    0.9     (43.8)     (4.7)
 Net additions to property and equipment            (2.4)     (1.7)     (5.8)
     Net cash used in investing activities          (3.5)    (47.8)    (11.4)
Financing activities:
 Dividends to stockholders                         (61.4)    (41.9)    (32.8)
 Treasury stock acquired                          (192.5)       --      (0.3)
 Proceeds from notes payable                        51.5      74.6        --
 Repayment of notes payable                        (50.0)    (25.0)       --
 Increase (decrease) in short-term debt             58.1     (58.1)     70.4
 Net proceeds from (repayment of) notes payable
  to subsidiaries*                                  60.0      (2.5)   (113.7)
 Net repayment (issuance) of loans to subsidiaries*   --       3.8      (0.7)
 Other                                              10.4      10.7      11.1
     Net cash used in financing activities        (123.9)    (38.4)    (66.0)
Net increase (decrease) in cash                      0.6       0.5      (0.2)
Cash at beginning of year                            0.7       0.2       0.4
Cash at end of year                               $  1.3    $  0.7    $  0.2

Supplemental disclosures of cash flow information:
 Cash paid (received) during the year for:
   Income taxes                                   $ (8.1)   $ (4.7)   $ (3.0)
   Interest                                       $ 12.1    $ 11.0    $ 11.1
   Interest to subsidiaries*                      $   --    $   --    $  9.9

*Eliminated in consolidation

See notes to condensed financial statements.

                       UNUM CORPORATION (Parent Company)

        SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     NOTE TO CONDENSED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

   The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes of UNUM Corporation and subsidiaries, which are included in Item 8. These condensed financial statements have been prepared giving retroactive effect to the March 26, 1993, merger with Colonial Companies, Inc.

   Certain December 31, 1992, amounts have been reclassified in 1993 for comparative purposes.

                        UNUM CORPORATION AND SUBSIDIARIES

                 SCHEDULE V -- SUPPLEMENTARY INSURANCE INFORMATION

                              (Dollars in millions)

Segment
                                                (1)(2)
                                Unamortized  Future policy             (4)(5)                 Amortization
                                  deferred   benefits, and               Net     Benefits to  of deferred    (5)
                                   policy    unpaid claims   (3)     investment policyholders   policy      Other      (6)
                                 acquisition   and claim    Premium    income   and interest  acquisition operating  Premiums
                                    costs      expenses     revenue   (expense)    credited      costs    expenses   written
Year Ended December 31, 1993
 Employee Benefits                  $249.4     $2,044.0     $1,362.6    $234.7     $1,018.3     $ 42.1     $297.8     $1,060.6
 Related Businesses                   25.6        795.1        402.5      85.5        268.7        1.1      160.9        282.2
 Colonial Companies                  206.0        274.3        407.4      41.4        211.7       56.1      110.6        365.4
 Individual Disability               348.2        943.3        322.5      82.5        212.0       35.3       88.7        313.1
 Retirement Security                  47.5        105.3         36.3     235.5        196.6       10.6       43.5         34.4
 Other Operations                      2.4        524.4         25.9     154.0        149.4        2.5        7.2         14.0
 Corporate                              --         (0.5)          --       6.2           --         --       23.6           --
   Total                            $879.1     $4,685.9     $2,557.2    $839.8     $2,056.7     $147.7     $732.3     $2,069.7
Year Ended December 31, 1992
 Employee Benefits                  $206.8     $1,840.4     $1,116.2    $234.4     $  808.0     $ 34.4     $285.7     $  895.1
 Related Businesses                   18.0        696.1        354.4      91.6        262.7       (2.9)     132.8        287.1
 Colonial Companies                  185.7        233.0        371.9      35.4        191.5       50.5      104.8        330.8
 Individual Disability               293.1        823.0        292.9      75.0        204.4       31.2       87.7        283.5
 Retirement Security                  35.8         89.0         32.3     228.8        211.7        9.4       33.3         11.9
 Other Operations                     14.4        499.4         29.3     181.6        182.7        3.3        8.4          0.9
 Corporate                              --           --          0.8       3.9           --         --       10.4           --
   Total                            $753.8     $4,180.9     $2,197.8    $850.7     $1,861.0     $125.9     $663.1     $1,809.3

Year Ended December 31, 1991
 Employee Benefits                  $179.0     $1,704.6     $1,000.0    $196.1     $  729.9     $ 23.8     $248.5     $  822.2
 Related Businesses                   11.9        723.4        324.2      95.3        254.0       (1.8)     106.2        303.3
 Colonial Companies                  161.7        196.7        325.4      38.5        164.2       44.8       97.4        291.8
 Individual Disability               240.8        741.6        253.4      67.5        173.8       32.2       78.2        243.4
 Retirement Security                  32.5         70.3         28.0     227.8        224.1        5.0       28.8          5.7
 Other Operations                     17.7        484.6         41.9     184.9        198.8        7.8       36.7         18.7
 Corporate                              --           --           --       1.5           --         --       12.5           --
   Total                            $643.6     $3,921.2     $1,972.9    $811.6     $1,744.8     $111.8     $608.3     $1,685.1

(Continued on next page)

                        UNUM CORPORATION AND SUBSIDIARIES

                SCHEDULE V -- SUPPLEMENTARY INSURANCE INFORMATION

                              (Dollars in millions)




(1)    Excludes other policyholder funds, as follows:

                                               December 31,
Segment                               1993         1992        1991
Employee Benefits                 $   10.5     $    7.4    $    7.4
Related Businesses                     4.3          9.2        10.1
Colonial Companies                    83.9         66.9        53.2
Individual Disability                  5.8          4.7         3.2
Retirement Security                2,911.8      2,837.3     2,658.1
Other Operations                   1,252.5      1,629.3     1,859.8
Total                             $4,268.8     $4,554.8    $4,591.8


(2)  Includes unearned premiums, other policy claims and benefits payable.

(3)  Includes fees and other income (expense).

(4)  Includes investment income (expense) and net realized investment gains.

(5) Investment income and net realized investment gains are allocated to the segments based on designation of ownership of assets identified to the segments. Operating expenses are allocated to the segments based on direct association with a product whenever possible. If, however, the expense cannot be readily associated with a particular product, the costs are allocated based on ratios of the relative time spent, extent of usage or varying volume of work performed for each segment.


(6)  Premiums written for health and disability income policies.

                     UNUM CORPORATION AND SUBSIDIARIES

                         SCHEDULE VI -- REINSURANCE

                                                                                               Percentage
                                                            Ceded to    Assumed                of amount
                                                Gross        other      from other    Net       assumed
(Dollars in millions)                           Amount      companies    companies   Amount      to net

Year Ended December 31, 1993
 Life insurance in force                       $130,323.4    $2,247.9    $    --    $128,075.5     nm
 Premiums
  Life insurance and individual annuities      $    487.2    $   11.9    $   1.6    $    476.9     0.3%
  Accident and health insurance                   1,818.6        38.1      191.0       1,971.5     9.7%
  Group annuities                                    25.7          --         --          25.7
     Total premiums                            $  2,331.5    $   50.0    $ 192.6    $  2,474.1

Year Ended December 31, 1992
 Life insurance in force                       $105,361.0    $  586.8    $    --    $104,774.2     nm
 Premiums
  Life insurance and individual annuities      $    409.9    $    6.2    $   0.5    $    404.2     0.1%
  Accident and health insurance                   1,615.7        45.3      135.7       1,706.1     8.0%
  Group annuities                                    32.1          --         --          32.1
     Total premiums                            $  2,057.7    $   51.5    $ 136.2    $  2,142.4

Year Ended December 31, 1991
 Life insurance in force                       $ 90,151.7    $  520.4    $  27.7    $ 89,659.0     nm
 Premiums
  Life insurance and individual annuities      $    338.6    $    4.6    $  18.7    $    352.7     5.3%
  Accident and health insurance                   1,479.3        45.2      127.9       1,562.0     8.2%
  Group annuities                                    24.2          --         --          24.2
     Total premiums                            $  1,842.1    $   49.8    $ 146.6    $  1,938.9

nm = not meaningful


                       UNUM CORPORATION AND SUBSIDIARIES

                      SCHEDULE IX -- SHORT-TERM BORROWINGS

                             (Dollars in millions)

                                                        (1)         (2)         (3)
                                                      Maximum      Average     Weighted
     Category of                          Weighted     amount      amount      average
     aggregate                            average   outstanding  outstanding interest rate
     short-term              Balance at   interest   during the  during the   during the
     borrowings             end of period   rate        period      period     period
Year Ended December 31, 1993
 Commercial paper (A)             $109.9     3.41%      $140.0      $ 70.1      3.24%
 Other notes payable (C)             0.1     7.00%      $  0.4      $  0.3      7.37%
                                  $110.0
Year Ended December 31, 1992
 Commercial paper (A)             $ 51.8     3.81%      $108.5      $ 90.1      4.03%
 Bank notes payable (B)             20.5     3.90%      $ 32.4      $  9.8      3.60%
 Bank notes payable (C)             50.0     8.85%      $ 50.0      $ 50.0      8.85%
 Other notes payable (C)             0.4     7.37%      $  0.4      $  0.4      8.09%
                                  $122.7
Year Ended December 31, 1991
 Commercial paper (A)             $109.9     5.09%      $138.8      $ 90.2      6.17%
 Bank notes payable (B)              5.3     4.90%      $  5.3      $  0.7      5.20%
 Bank notes payable (C)              9.9    11.50%      $  9.9         nm      11.50%
 Bank notes payable (C)             25.0     8.64%      $ 25.0      $ 25.0      8.64%
                                  $150.1

nm = not meaningful since bank notes payable originated in December 1991.

(A) Commercial paper generally matures within nine months from the date of issue with provision for renewal at prevailing market rates.

(B) Bank notes payable represents borrowings under lines of credit borrowing arrangements, which have July 31 termination dates but are reviewed annually for renewal. On July 31, 1993, these lines of credit were not renewed.

(C) Bank notes payable and other notes payable represent term loans having a maturity of one year or less with no provision for renewal.

(1) This represents the maximum balance outstanding at any month end during the period.

(2) The average amount outstanding during the period was calculated on a daily basis.

(3) The weighted average interest rate during the period was calculated by dividing actual interest expense by the average amount outstanding during the period.

                        UNUM CORPORATION AND SUBSIDIARIES

                                INDEX TO EXHIBITS



Number   Description                                  Method of Filing                                         Page(s) No.

3.1      Certificate of Incorporation of UNUM         Filed as Exhibit 3.1 to the Registrant's Annual
         Corporation, as amended                      Report on Form 10-K dated March 25, 1992, and
                                                      incorporated herein by reference.

3.2      By-Laws of UNUM Corporation                  Filed as Exhibit 3.2 to the Registrant's Annual
                                                      Report on Form 10-K dated March 25, 1992, and
                                                      incorporated herein by reference.

4        Rights Agreement                             Filed as Exhibit 1 to the Registrant's Current
                                                      Report on Form 8-K dated March 18, 1992, and
                                                      incorporated herein by reference.

10.1     Deferred Compensation Plan                   Filed as Exhibit 10.1 to the Registrant's Annual
                                                      Report on Form 10-K dated March 26, 1991, and
                                                      incorporated herein by reference.

10.2     Annual Incentive Plan                        Filed as Exhibit 10.2 to the Registrant's Annual
                                                      Report on Form 10-K dated March 29, 1993, and
                                                      incorporated herein by reference.

10.2.1   Annual Incentive Plan-                       Filed herewith.                                          107
         Summary of Significant Changes

10.3     Executive Stock Option Plan                  Filed as Exhibit 10.3 to the Registrant's Annual
                                                      Report on Form 10-K dated March 29, 1993, and
                                                      incorporated herein by reference.

10.4     1990 Long-Term Stock Incentive Plan          Filed as Exhibit 10.4 to the Registrant's Annual
                                                      Report on Form 10-K dated March 29, 1993, and
                                                      incorporated herein by reference.

10.5     Supplementary Retirement Plan                Filed as Exhibit 10.4 to the Registrant's Registration
                                                      Statement on Form S-1 (Registration No.
                                                      33-6571) dated June 18, 1986, and
                                                      incorporated herein by reference.

10.6     Supplemental Executive Retirement            Filed as Exhibit 10.6 to the Registrant's Annual
         Plan                                         Report on Form 10-K dated March 26, 1991, and
                                                      incorporated herein by reference.

10.7     Form of Executive Severance Agreement        Filed as Exhibit 10.7 to the Registrant's Annual
                                                      Report on Form 10-K dated March 25, 1992, and
                                                      incorporated herein by reference.


                       UNUM CORPORATION AND SUBSIDIARIES

Number   Description                                  Method of Filing                                         Page(s)

12       Computation of Ratio of Earnings to          Filed herewith.                                          108
         Fixed Charges

16       Letter Regarding Change in Certifying        Filed as Exhibit 16 to the Registrant's Current
         Accountant                                   Report on Form 8-K dated August 9, 1993, and
                                                      incorporated herein by reference.

21       Subsidiaries of UNUM Corporation             Filed herewith.                                          109

23.1     Consent of Independent Accountants           Filed herewith.                                          110

23.2     Consent of Independent Auditors              Filed herewith.                                          111

24       Power of Attorney                            Filed herewith.                                          112-113

