Form 10-Q
period 1994-03-31
UNUM CORP
filed 1994-05-13
CIK 795581

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1994

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

                                   NONE
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant:
(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
    (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
    Yes  X     No ___

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes___   No ___

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at March 31, 1994
   Common stock, $0.10 par value                        75,567,762 shares

UNUM Corporation and Subsidiaries
Form 10-Q

INDEX

                                                                     Page
Part I. Financial Information

   Item 1. Financial Statements

           Consolidated Statements of Income - Three Months
            Ended March 31, 1994 and 1993 (Unaudited)                  3

           Consolidated Balance Sheets as of March 31, 1994
            (Unaudited) and December 31, 1993                          4

           Consolidated Statements of Cash Flows - Three Months
            Ended March 31, 1994 and 1993 (Unaudited)                  6

           Notes to Consolidated Financial Statements (Unaudited)      8

           Independent Accountant's Review Report                     12

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        13

Part II.  Other Information

   Item 6. Exhibits and Reports on Form 8-K                           22

Signatures                                                            23

UNUM Corporation and Subsidiaries

C O N S O L I D A T E  D   S T A T E M E N T S   O F   I N C O M E

                                                    Three Months Ended
                                                          March 31,
(Unaudited - Dollars in  millions, except
 per common share data)                                1994      1993
Revenues
Premiums                                             $655.0    $578.9
Investment income                                     191.1     200.5
Net realized investment gains                          11.9      20.5
Fees and other income                                  19.4      22.7
  Total revenues                                      877.4     822.6

Benefits and expenses
Benefits to policyholders                             481.4     418.5
Interest credited                                      61.0      74.0
Operating expenses                                    163.6     165.8
Commissions                                            87.9      78.2
Increase in unamortized deferred policy
 acquisition costs                                    (30.6)    (27.9)
Interest expense                                        3.3       3.0
  Total benefits and expenses                         766.6     711.6
Income before income taxes and cumulative
  effects of accounting changes                       110.8     111.0

Income taxes
Current                                                15.6      26.8
Deferred                                               18.1       8.2
  Total income taxes                                   33.7      35.0
Income before cumulative effects of accounting
 changes                                               77.1      76.0

Cumulative effects of accounting changes
Income taxes                                            --       20.0
Postretirement benefits other than pensions,
 net of tax                                             --      (32.1)
Net income                                          $  77.1   $  63.9

Per common share
Income before cumulative effects of accounting
 changes                                            $  1.02   $  0.96
Cumulative effects of accounting changes
  Income taxes                                           --      0.25
  Postretirement benefits other than pensions,
   net of tax                                            --     (0.40)
Net income                                          $  1.02   $  0.81

See notes to consolidated financial statements.

UNUM Corporation and Subsidiaries

C O N S O L I D A T E D   B A L A N C E   S H E E T S

                                               March 31, 1994   December 31,
(Dollars in millions)                              (Unaudited)         1993
Assets
Investments
 Fixed maturities:
  Held to maturity-principally at amortized cost
   (fair value:  1994-$6,497.2; 1993-$7,149.9)      $ 6,267.6     $ 6,560.7
  Available for sale-at fair value
   (amortized cost:  $1,357.3)                        1,362.3            --
  Available for sale-principally at amortized cost
   (fair value:  $929.9)                                   --         872.0
 Equity securities available for sale-at fair value
  (cost:  1994-$516.3; 1993-$508.3)                     697.1         730.0
 Mortgage loans                                       1,362.5       1,423.2
 Real estate, net                                       193.0         193.5
 Policy loans                                           189.9         187.9
 Other long-term investments                             57.8          59.0
 Short-term investments                                  35.4          69.6
   Total investments                                 10,165.6      10,095.9
Cash                                                     23.1          20.8
Accrued investment income                               183.2         184.0
Premiums due                                            180.4         165.5
Unamortized deferred policy acquisition costs           909.8         879.1
Property and equipment, net                             143.0         143.5
Other assets                                            709.5         681.8
Separate account assets                                 282.4         266.7
   Total assets                                     $12,597.0     $12,437.3

(Continued on next page)

UNUM Corporation and Subsidiaries

C O N S O L I D A T E D   B A L A N C E   S H E E T S

                                               March 31, 1994   December 31,
(Dollars in millions)                              (Unaudited)         1993
Liabilities and Stockholders' Equity
Liabilities
 Future policy benefits                             $ 4,081.6     $ 4,009.6
 Unpaid claims and claim expenses                       716.1         676.3
 Other policyholder funds                             4,229.2       4,268.8
 Federal income taxes
  Current                                                42.1          31.5
  Deferred                                              376.5         376.7
 Notes payable                                          277.2         238.6
 Other liabilities                                      483.3         466.4
 Separate account liabilities                           282.4         266.7
    Total liabilities                                10,488.4      10,334.6
Stockholders' Equity
 Preferred stock, par value $0.10 per share,
  authorized 10,000,000 shares, none issued
 Common stock, par value $0.10 per share, authorized
  120,000,000 shares, issued 99,987,958 shares           10.0          10.0
 Additional paid-in capital                           1,081.1       1,078.4
 Unrealized gains on available for sale securities,
  net of deferred taxes                                 125.5         149.1
 Unrealized foreign currency translation adjustment     (31.7)        (24.1)
 Retained earnings                                    1,482.8       1,420.8
                                                      2,667.7       2,634.2
 Less:
  Treasury stock, at cost (1994-24,420,196 shares;
   1993-24,006,816 shares)                              555.9         529.8
  Restricted stock deferred compensation                  3.2           1.7
    Total stockholders' equity                        2,108.6       2,102.7
    Total liabilities and stockholders' equity      $12,597.0     $12,437.3

See notes to consolidated financial statements.

UNUM Corporation and Subsidiaries

C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S

                                                         Three Months Ended
                                                               March 31,
(Unaudited - Dollars in millions)                          1994        1993
Operating activities:
Net income                                              $  77.1     $  63.9
Adjustments to reconcile net income to net cash
provided by operating activities:
 Cumulative effects of accounting changes, net of tax        --        12.1
 Increase in future policy benefits and unpaid
  claims and claim expenses                               111.9       104.3
 (Increase) decrease in amounts receivable under
  reinsurance agreements                                   (5.3)        3.4
 Increase in federal income tax liability                  23.7        41.3
 Increase in unamortized deferred policy
  acquisition costs                                       (30.6)      (27.9)
 Other                                                    (23.3)      (30.0)
   Net cash provided by operating activities              153.5       167.1
Investing activities:
Maturities of fixed maturities                               --       242.7
Maturities of fixed maturities held to maturity           235.7          --
Maturities of fixed maturities available for sale          10.5          --
Sales of fixed maturities held to maturity                   --         1.3
Sales of fixed maturities available for sale              133.6        91.4
Sales of equity securities available for sale              65.8          --
Sales of other investments                                 42.0       278.9
Purchases of investments                                     --      (645.1)
Purchases of fixed maturities held to maturity           (292.3)         --
Purchases of fixed maturities available for sale         (259.3)         --
Purchases of equity securities available for sale         (62.2)         --
Purchases of other investments                             (7.0)         --
Net (increase) decrease in short-term investments          34.4       (85.9)
Net additions to property and equipment                    (4.6)       (7.5)
   Net cash used in investing activities                 (103.4)     (124.2)
Financing activities:
Deposits and interest credited to investment contracts    157.0       233.4
Maturities and withdrawals from investment contracts     (196.6)     (263.3)
Dividends to stockholders                                 (15.1)      (14.0)
Treasury stock acquired                                   (29.2)         --
Proceeds from notes payable                                 9.9          --
Net increase (decrease) in short-term debt                 28.7        (7.7)
Other                                                      (3.1)        3.3
   Net cash used in financing activities                $ (48.4)    $ (48.3)

(Continued on next page)

UNUM Corporation and Subsidiaries

C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S

                                                         Three Months Ended
                                                              March 31,
(Unaudited - Dollars in millions)                          1994        1993

Effect of exchange rate changes on cash                 $   0.6     $   0.7
Net increase (decrease) in cash                             2.3        (4.7)
Cash at beginning of year                                  20.8        20.4
Cash at end of period                                   $  23.1     $  15.7

Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Income taxes                                           $   9.0     $   6.5
 Interest                                               $   1.3     $   0.9

See notes to consolidated financial statements.

UNUM Corporation and Subsidiaries
Form 10-Q
Notes to Consolidated Financial Statements (Unaudited)
March 31, 1994

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to stock life insurance companies for interim financial information and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles applicable to stock life insurance companies for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the three month period ended March 31, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the audited consolidated financial statements and footnotes included in the 1993 annual report to stockholders of UNUM Corporation and subsidiaries ("UNUM").

Note 2.  Accounting Changes

Effective January 1, 1994, UNUM adopted Financial Accounting Standard ("FAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which specified the accounting and reporting for certain investments in equity securities and for all investments in debt securities. UNUM adopted the provisions of FAS 115 for these investments held as of or acquired after January 1, 1994, which are classified and accounted for as follows:

 - Fixed maturities that UNUM has the positive intent and ability to hold to maturity are classified as "held to maturity" and are reported at amortized cost, less an allowance for probable losses.
 - Fixed maturities and equity securities classified as "available for sale" are reported at fair value. Related unrealized holding gains and losses, net of deferred taxes, are reported in a separate component of stockholders' equity.

Upon the adoption of FAS 115, UNUM increased unrealized gains on available for sale securities included in stockholders' equity on January 1, 1994, by $41.8 million (net of deferred taxes of $22.5 million) to reflect the unrealized holding gains on fixed maturities classified as available for sale which were previously carried at amortized cost. In accordance with FAS 115, prior year consolidated financial statements have not been restated to reflect the change in accounting principle. UNUM reclassified certain fixed maturities from held to maturity to available for sale on January 1, 1994, in connection with the adoption of FAS 115.

UNUM Corporation and Subsidiaries

Effective January 1, 1993, UNUM adopted FAS No. 109, "Accounting for Income Taxes," which changed the method for calculating and reporting deferred income taxes in the financial statements from the deferred method to the liability method. The cumulative effect of this accounting change as of January 1, 1993, amounted to a $20.0 million increase in net income, or $0.25 per share, for the three months ended March 31, 1993.

Effective January 1, 1993, UNUM adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," which changed the method for recognition of the cost of these benefits from a cash basis to an accrual basis over the years in which employees render the related services. UNUM elected to recognize the FAS 106 liability at January 1, 1993, of $48.8 million as a cumulative effect of an accounting change. This charge decreased net income by $32.1 million, or $0.40 per share, for the three months ended March 31, 1993.

Note 3.  Income Taxes

The effective tax rate for the three months ended March 31, 1994, was 30.4% compared with 31.5% for the same period in 1993. In both periods the effective tax rates were lower than the federal income tax rate of 35% and 34% for the first quarter 1994 and 1993, respectively, primarily due to UNUM's investments in tax-exempt securities. On August 10, 1993, legislation was enacted to increase the federal income tax rate of 34% to 35%, retroactive to January 1, 1993. The tax rate increase resulted in a charge to third quarter net income totaling $9.7 million or $0.12 per share, which included $1.9 million or $0.02 per share for first and second quarter 1993 net income and a $7.8 million or $0.10 per share adjustment to the deferred income tax liability.

Note 4.  Earnings Per Share

The weighted average number of shares outstanding used to calculate earnings per share was 75,607,972 and 79,208,559 for first quarter 1994 and 1993, respectively. The assumed exercise of outstanding stock options would not result in a material dilution of earnings per share.

Note 5.  Dividends to Stockholders

On April 8, 1994, UNUM's Board of Directors declared a twenty-four cents per share cash dividend. The dividend is payable on May 20, 1994, to common stockholders of record at the close of business on April 25, 1994. During the first three months of 1994, a twenty cents per share dividend was paid on February 18, 1994.

UNUM Corporation and Subsidiaries

Note 6.  Litigation

In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at March 31, 1994. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position or the consolidated operating results of UNUM.

Note 7.  Segment Information

UNUM reports its operations principally in six business segments:
Employee Benefits, Related Businesses, Colonial Companies, Individual Disability, Retirement Security and Other Operations.

The Employee Benefits segment includes group long term disability, group life and other employee benefits products, including short term disability, accidental death and dismemberment, and dental insurance. The Related Businesses segment includes UNUM Limited in the United Kingdom, Commercial Life Insurance Company, and reinsurance operations including Duncanson & Holt, Inc. The Colonial Companies segment includes Colonial Companies, Inc. and subsidiaries ("Colonial"), which offer payroll-deducted, voluntary employee benefits to employees at their worksites. The Individual Disability segment includes disability income products. The Retirement Security segment includes tax sheltered annuities, long term care insurance and lifestyle security protection products. The Other Operations segment includes individual life insurance business of UNUM Life Insurance Company of America, group medical operations, guaranteed investment contracts, deposit administration accounts, and 401(k) plans, all of which are no longer actively marketed by UNUM. Corporate includes transactions which are generally non-insurance related and expenses incurred to effect the March 26, 1993, merger of UNUM and Colonial.

UNUM Corporation and Subsidiaries

Summarized financial information for the six business segments and Corporate is as follows:

                                                      Three Months Ended
                                                            March 31,
(Dollars in millions)                                    1994       1993
Revenues
Employee Benefits                                    $  416.6   $  370.9
Related Businesses                                      130.4      117.4
Colonial Companies                                      116.4      117.6
Individual Disability                                   106.8       99.1
Retirement Security                                      67.8       70.1
Other Operations                                         36.8       48.9
Corporate                                                 2.6       (1.4)
     Total revenues                                  $  877.4   $  822.6

Income (loss) before income taxes and
 cumulative effects of accounting changes
Employee Benefits                                    $   64.1   $   59.5
Related Businesses                                       12.6       10.4
Colonial Companies                                       15.8       23.8
Individual Disability                                    10.3       16.2
Retirement Security                                       9.0        7.2
Other Operations                                          2.7        6.6
Corporate                                                (3.7)     (12.7)
     Total income before income taxes and
      cumulative effects of accounting changes          110.8      111.0
Income taxes                                             33.7       35.0
Income before cumulative effects of accounting
 changes                                                 77.1       76.0
Cumulative effects of accounting changes                   --      (12.1)
Net income                                           $   77.1   $   63.9

                                                     March 31,  December 31,
(Dollars in millions)                                    1994       1993
Identifiable Assets
Employee Benefits                                   $ 3,371.8  $ 3,294.5
Related Businesses                                    1,306.5    1,269.0
Colonial Companies                                      859.0      819.2
Individual Disability                                 1,543.1    1,516.3
Retirement Security                                   3,254.1    3,249.3
Other Operations                                      1,466.7    1,493.9
Corporate                                               449.3      452.3
Individual Participating Life and Annuity               346.5      342.8
     Total assets                                   $12,597.0  $12,437.3

                  INDEPENDENT ACCOUNTANT'S REVIEW REPORT



To the Board of Directors and Stockholders
UNUM Corporation

We have reviewed the accompanying consolidated balance sheet of UNUM Corporation and subsidiaries as of March 31, 1994, and the related consolidated statements of income and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements of UNUM Corporation and subsidiaries as of March 31, 1994, and for the three-month period then ended for them to be in conformity with generally accepted accounting principles.






/s/ COOPERS & LYBRAND

Portland, Maine
April 22, 1994

UNUM Corporation and Subsidiaries
Form 10-Q
March 31, 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements (Unaudited) and Notes to Consolidated Financial Statements (Unaudited) included elsewhere in the Form 10-Q.

Revenues for UNUM for first quarter 1994 were $877.4 million as compared with $822.6 million for first quarter 1993. Net income for the quarter ended March 31, 1994, was $77.1 million or $1.02 per share as compared with $63.9 million or $0.81 per share for the same quarter in 1993.

Net income for the three months ended March 31, 1993, included one time net charges totaling $12.1 million or $0.15 per share for the cumulative effects of the adoption of Financial Accounting Standards ("FAS") No. 106 and No. 109 relating to postretirement benefits other than pensions and income taxes, respectively, as described in Note 2. Also included in net income for the three months ended March 31, 1993, is a one time charge of $9.5 million or $0.12 per share for expenses associated with the March 26, 1993, merger of UNUM and Colonial Companies, Inc. Excluding these one time charges, net income for first quarter 1993 would have been $85.5 million or $1.08 per share.

During first quarter 1994, UNUM's North American disability results were adversely affected by an influx of claims late in the quarter and by additional factors such as low interest rates and an increased number of large claims. As further described in the Employee Benefits and Individual Disability segments, management is analyzing the nature of the claims received in first quarter 1994 and is taking remedial actions.
It is uncertain if the adverse claims experience seen in the first quarter 1994 will continue or how long it will take for the remedial measures to take effect. Additionally, these disability results were affected by a decrease in the average rate used to discount claim reserves, which resulted in increased claim reserve liabilities.

In response to the current claims environment and to mitigate the potential impact of increasing reserve requirements due to a declining discount rate, UNUM proactively reviews and adjusts investment strategies, increases prices on both existing and new business, and continues to implement new risk management programs and underwriting guidelines. The interest rate environment during the past two years has also resulted in reduced investment yields on new fixed income purchases, which has decreased the level of investment income, despite a continued growth in invested assets.
Management anticipates that the average investment portfolio yield will further decline, since UNUM invests its cash flows in high quality assets that currently have yields below the existing average portfolio yields.

UNUM Corporation and Subsidiaries

Income Before Income Taxes and Cumulative Effects of Accounting Changes:

Income before income taxes for the six business segments and Corporate for the three months ended March 31, 1994, and 1993, was as follows:

                                                  Three Months Ended
                                                        March 31,
(Dollars in millions)                           1994      1993    Change

Employee Benefits                            $  64.1   $  59.5     $ 4.6
Related Businesses                              12.6      10.4       2.2
Colonial Companies                              15.8      23.8      (8.0)
Individual Disability                           10.3      16.2      (5.9)
Retirement Security                              9.0       7.2       1.8
Other Operations                                 2.7       6.6      (3.9)
Corporate                                       (3.7)    (12.7)      9.0
Total                                         $110.8    $111.0     $(0.2)

Employee Benefits Segment:

The Employee Benefits segment reported increased income before income taxes for the three months ended March 31, 1994, as compared with the same period in 1993. The increase is attributable to improved claims experience in the group life business and continued expense control that was partially offset by adverse claims experience in the group long term disability ("group LTD") business. Benefits to policyholders increased significantly for the group LTD business which is attributable to a higher incidence of new claims and a disproportionate number of large claims, many of which were received late in the quarter. Management has identified certain geographical and occupational portions of the business which are experiencing higher than expected claims. Management continues to pursue these portions of the business for underwriting and pricing actions. Compounding this unfavorable claims experience was a decrease in the discount rate used to determine group LTD reserves, which resulted in an increase to current claim reserves.

Although the group life business reported more favorable claims experience in first quarter 1994, certain portions of the business continue to experience unfavorable claims results, which management attributes to antiselection and adverse mortality. Management continues to address the antiselection that developed during 1993 by imposing more stringent underwriting requirements and by targeting specific portions of the business to pursue risk and pricing actions.

UNUM Corporation and Subsidiaries

Related Businesses Segment:

UNUM Limited, in the United Kingdom, experienced improved claims experience which contributed to the increase in income before income taxes for the Related Businesses segment in first quarter 1994 as compared to the same period in 1993. Unlike previous periods, the effect of the exchange rate has had a negligible effect on UNUM Limited's earnings as reported in U.S. dollars, since the U.S. dollar has remained relatively steady against the British pound sterling throughout 1993 and into 1994. Also affecting the increase in income before income taxes was favorable claims experience in Commercial Life's specialty group accident product line and continued earnings growth for Duncanson & Holt, which was partially offset by unfavorable claims experience in Commerical Life's franchise disability business. Due to the nature of the risks underwritten, the specialty group accident product line can exhibit claims variability.

Colonial Companies Segment:

The Colonial Companies segment reported decreased income before income taxes for the three months ended March 31, 1994, as compared with the same period in 1993, primarily due to decreased realized investment gains. During 1993, Colonial's investment portfolio was realigned to reflect UNUM's investment philosophy. As a result, Colonial sold higher yielding but callable investments, which resulted in more than $8.5 million in realized investment gains in the first quarter of 1993.

In the first quarter of 1994, Colonial reported favorable claims experience and improved incidence rates for all of its product lines. Colonial continues to shift its product mix toward products which are designed to have higher benefit ratios, lower expense ratios and better policyholder retention. Premium growth in the first quarter 1994 continued to benefit from improved persistency through enhanced customer conservation programs that have offset the impact of the weaker level of sales for the past two years.

Individual Disability Segment:

During the first quarter 1994, an increase in the cost of new claims combined with lower investment returns resulted in decreased income before income taxes as compared with the same period in 1993. Additionally, the types and timing of the claims received by the Individual Disability segment were similar to that experienced by the group LTD business, as previously discussed. Management believes that increased benefit costs were affected by uncertainty in the medical industry due to Health Care Reform and the increased prevalence of newly emerging and often subjective types of disabilities. Management continually develops risk and underwriting tools and sales strategies to deal with these emerging issues.

The unfavorable claims experience in the first quarter 1994 was partially offset by a continued decrease in the segment's expense ratio. Management attributes the decrease in the expense ratio to focused expense management and productivity gains as premium growth outpaced expense growth. Management expects to invest for future business growth, which may reduce the current rate of reduction of the expense ratio.

UNUM Corporation and Subsidiaries

Retirement Security Segment:

Unusually favorable interest spread margins on tax sheltered annuities have contributed to the level of income before income taxes for the first quarter of 1994 and 1993. Management does not expect interest spread margins on tax sheltered annuities to continue at the same level, which may reduce future earnings for the Retirement Security segment. Partially offsetting the increase in income before income taxes for the first quarter 1994 as compared with the same period in 1993, was lower realized investment gains. UNUM continues its investment in the development of long term care products.

Other Operations Segment:

The reduced invested asset base under management for guaranteed investment contracts ("GICs"), deposit administration contracts ("DAs") and 401(k) plans resulted in lower revenues from investment and fee income and reduced amounts of interest credited. Management expects continued decreases in the amounts of investment income and interest credited as the related GIC, DA and 401(k) contracts mature or terminate. Management expects future earnings in the Other Operations segment to decline, reflecting the run-off nature of these closed blocks of businesses. Also contributing to the decrease in income before income taxes was lower realized investment gains for the first quarter 1994 as compared with the same period in 1993.

Corporate:

Decreased expenses as compared with first quarter 1993 contributed to the decreased loss before income taxes in Corporate for first quarter 1994. First quarter 1993 included the expenses incurred in connection with the March 26, 1993, merger of UNUM Corporation and Colonial Companies, Inc.

Premiums:

As summarized by segment in the table below, premiums for first quarter 1994 increased $76.1 million or 13.1% to $655.0 million from $578.9 million for first quarter 1993.
                                              Three Months Ended
                                                   March 31,
(Dollars in millions)                      1994      1993    Change
Employee Benefits
  Group LTD                             $ 234.0   $ 211.1      10.8%
  Group life                               74.4      63.2      17.7
  Other                                    41.5      36.4      14.0
   Total                                  349.9     310.7      12.6
Related Businesses                         97.8      81.3      20.3
Colonial Companies                        108.3      99.8       8.5
Individual Disability                      83.5      74.2      12.5
Retirement Security                         9.8       8.6      14.0
Other Operations                            5.7       4.3      32.6
   Total premiums                       $ 655.0   $ 578.9      13.1%

UNUM Corporation and Subsidiaries

Income Taxes:

The effective tax rate for the three months ended March 31, 1994, was 30.4% compared with 31.5% for the same period in 1993. In both periods the effective tax rates were lower than the federal income tax rate of 35% and 34% for the first quarter 1994 and 1993, respectively, primarily due to UNUM's investments in tax-exempt securities.

FAS 109 requires that deferred tax balances be adjusted for the effect of a change in tax laws or rates, and that the effect of such adjustment be recognized in income from continuing operations in the period the new legislation is enacted. On August 10, 1993, legislation was enacted to increase the federal income tax rate of 34% to 35%, retroactive to January 1, 1993. The cumulative effect of this change was an increase to income tax expense of $9.7 million in the third quarter 1993.

Investments:

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

UNUM's investments are reported in the consolidated financial statements net of any allowances for probable losses. Allowances are established based on a review of specific assets as well as the overall portfolio, considering the carrying value of the underlying assets. If a decline in market value is considered to be other than temporary, the investment is reduced to estimated net realizable value and the reduction is recorded as a realized investment loss. UNUM discontinues the accrual of investment income on invested assets when it is determined that collectibility is doubtful. Management monitors the risk associated with the invested asset portfolio and regularly reviews and adjusts the allowance for probable losses.

At March 31, 1994, the composition of UNUM's $10,165.6 million of invested assets was 75.0% fixed maturities, 13.4% mortgage loans, 1.9% real estate, 6.9% equity securities and 2.8% other invested assets.

UNUM Corporation and Subsidiaries

Fixed Maturities:

Effective January 1, 1994, UNUM adopted Financial Accounting Standard ("FAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which specified the accounting and reporting for certain investments in equity securities and for all investments in debt securities. UNUM adopted the provisions of FAS 115 for these investments held as of or acquired after January 1, 1994, which are classified and accounted for as follows:

  - Fixed maturities that UNUM has the positive intent and ability to hold to maturity are classified as "held to maturity" and are reported at amortized cost, less an allowance for probable losses. Sales of such assets are infrequent and are generally in response to significant deterioration in the issuers' credit worthiness. The majority of UNUM's insurance reserve liabilities are generally longer term in nature and not subject to withdrawal. Since UNUM purchases assets whose maturities, expected cash flows and prepayment conditions will complement the business risks by meeting the liquidity and solvency requirements of each product, the majority of UNUM's fixed maturities have been classified as "held to maturity" to match the longer term nature of UNUM's products.

  - Fixed maturities and equity securities classified as "available for sale" are reported at fair value. Related unrealized holding gains and losses, net of deferred taxes, are reported in a separate component of stockholders' equity. Fair values of fixed maturities are generally obtained by external quoted market sources, and if not externally quoted, are determined by UNUM primarily by using discounted cash flow models.

Upon the adoption of FAS 115, UNUM increased unrealized gains on available for sale securities included in stockholders' equity on January 1, 1994, by $41.8 million (net of deferred taxes of $22.5 million) to reflect the unrealized holding gains on fixed maturities classified as available for sale which were previously carried at amortized cost. In accordance with FAS 115, prior year consolidated financial statements have not been restated to reflect the change in accounting principle. UNUM reclassified certain fixed maturities from held to maturity to available for sale on January 1, 1994, in connection with the adoption of FAS 115.

UNUM Corporation and Subsidiaries

At March 31, 1994, and December 31, 1993, the fixed maturity portfolio included $268.7 million and $263.3 million of below investment grade bonds (below "Baa"), which represented 3.5% and 3.5% of the fixed maturity portfolio, respectively. These bonds had associated market values of $273.4 million and $279.1 million, respectively. Virtually all of the nonconvertible, below investment grade bonds were purchased at investment grade, but were subsequently downgraded. UNUM's investment policy is to invest in fixed maturities of investment grade quality. Selected purchases of convertible subordinated debentures, which UNUM considers to be part of its investment strategy for equity securities, have contributed to the amount of below investment grade bonds. Ratings are obtained from external rating agencies, and if not externally rated, are rated by UNUM internally using similar methods. Management does not expect any risks or uncertainties associated with below investment grade bonds to have a significant impact on UNUM's consolidated financial position or results of operations. The percentage of fixed maturities delinquent sixty days or more compared to total fixed maturities was 0.28% at March 31, 1994, and 0.24% at December 31, 1993.

Mortgages:

At March 31, 1994, and December 31, 1993, UNUM's mortgage loans were $1,362.5 million and $1,423.2 million, respectively. The percentage of mortgage loans to total invested assets has decreased to 13.4% as of March 31, 1994, from 14.1% as of December 31, 1993, and is not anticipated to change significantly since prepayments and scheduled maturities for mortgages are expected to exceed the amount of new investments. Management establishes allowances for mortgage loans based upon a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. UNUM uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to target specific properties for inspection and reevaluation. The percentage of mortgage loans delinquent sixty days or more on a contract delinquency basis was 2.3% and 1.8% at March 31, 1994, and December 31, 1993, respectively.

Overall, management believes that its mortgage loan portfolio is well diversified geographically and among property types. Beginning in 1993, UNUM's incidence of new problem mortgage loans has declined as overall economic activity has improved modestly, and many of the real estate markets in which UNUM has mortgage loans stabilized. Foreclosure activity and new reserve additions declined in 1993 and continued to decline in first quarter 1994 from the higher levels of recent years; however, management continues to expect additional delinquencies and problem loans in the future. Management believes the allowance provided on mortgage loans is adequate to cover probable losses as of March 31, 1994.

UNUM Corporation and Subsidiaries

During the first three months of 1994, UNUM realized investment losses related to delinquent, restructured and problem mortgage loans of $3.8 million, compared with $3.1 million for the same period in 1993. Delinquent and problem mortgage loans as of March 31, 1994, are not expected to have a significant impact on UNUM's liquidity and capital resources.

Real Estate:

At March 31, 1994, investment real estate and real estate held for sale amounted to $193.0 million and $26.1 million, respectively. This compares with $193.5 million of investment real estate and $24.7 million of real estate held for sale at December 31, 1993. UNUM continues to limit its real estate exposure as a percentage of invested assets through an active sales program.

Real estate which meets certain investment criteria and is intended to be held long term is carried at cost less accumulated depreciation. Real estate that has been acquired through foreclosure is valued at fair value at the date of foreclosure. Real estate held for sale is included in other assets in the Consolidated Balance Sheets and is valued net of an allowance which reduces the carrying value to the lower of fair value less estimated costs to sell, or cost. Occasionally, investment real estate is reclassified and revalued as real estate held for sale when it no longer meets UNUM's investment criteria. Additions to allowances for probable losses related to real estate held for sale resulted in realized investment losses of $0.3 million and $10.7 million for the quarters ended March 31, 1994, and 1993, respectively.

Given the current real estate environment, additional foreclosures are anticipated, but at a reduced level from the early 1990s. Current and anticipated real estate acquired through foreclosure is not expected to have a significant impact on UNUM's investment income, liquidity and capital resources.

UNUM Corporation and Subsidiaries

Liquidity and Capital Resources:

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

Cash flow requirements are also supported by committed revolving credit facilities of $100 million and $200 million, which expire on February 17, 1995, and June 1, 1996, respectively. The commercial paper program is supported by the revolving credit facilities and is available for general liquidity needs, capital expansion, acquisitions and stock repurchase. The committed revolving credit facilities contain certain covenants which, among other provisions, require maintenance of certain levels of stockholders' equity and limits on level of debt.

At March 31, 1994, UNUM had short-term and long-term debt totaling $138.7 million and $138.5 million, respectively, and approximately $161 million available for additional financing under existing revolving credit facilities. Management may decide to refinance the short-term notes payable in the future.

In September 1993, UNUM announced the filing of an omnibus shelf registration statement with the Securities and Exchange Commission which became effective on October 8, 1993, relating to $450 million of securities (including debt securities, preferred stock, common stock and other securities). UNUM has no current intention of issuing equity securities pursuant to this registration statement. On October 8, 1993, UNUM filed a prospectus supplement to establish a $250 million medium-term note program under the shelf registration. The medium-term note program and the unsold portion of the shelf registration carry ratings of "Aa3" (Excellent) and "(P)Aa3" (Excellent), respectively, from Moody's Investors Service, and "AA" (Excellent) from Standard & Poor's.

In September 1993, UNUM announced the resumption of a program to repurchase its common stock pursuant to an existing Board of Directors' resolution.
On February 11, 1994, UNUM's Board of Directors voted to expand UNUM's authorization to repurchase an additional 5.0 million shares. Since the resumption of the stock repurchase program, UNUM has acquired approximately
4.3 million shares of its common stock through March 31, 1994, in the open market at an aggregate cost of $221.8 million that was primarily funded through additional borrowings.

Ratings:

In March 1994, Standard & Poor's Corporation assigned Colonial Life & Accident Insurance Company's claims-paying ability rating as "AA-" (Excellent).

UNUM Corporation and Subsidiaries
Form 10-Q
March 31, 1994

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K
                                                                     Page
(a) Exhibit Index

   12. Statement re:  Computation of ratio of earnings to
       fixed charges.                                                  24

   15. Letter re:  Unaudited interim financial information.            25

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the quarter ended March 31, 1994.

UNUM Corporation and Subsidiaries
Form 10-Q
March 31, 1994

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








Date May 11, 1994              /s/ RODNEY N. HOOK
                               Rodney N. Hook
                               Senior Vice President and
                               Chief Financial Officer




Date May 11, 1994              /s/ STEPHEN D. ROBERTS
                               Stephen D. Roberts
                               Vice President and
                               Corporate Controller