Form 10-Q
period 1994-06-30
UNUM CORP
filed 1994-08-11
CIK 795581

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1994   Commission File Number 1-9254

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

          Class                                Outstanding at June 30, 1994
Common stock, $0.10 par value                        73,878,387 shares

UNUM Corporation and Subsidiaries
Form 10-Q

INDEX


                                                                      Page
Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Statements of Income - Three Months
            and Six Months Ended June 30, 1994, and 1993
            (Unaudited)                                                   3

           Consolidated Balance Sheets as of June 30, 1994,
            (Unaudited) and December 31, 1993                             4

           Consolidated Statements of Cash Flows - Six Months
            Ended June 30, 1994, and 1993 (Unaudited)                     6

           Notes to Consolidated Financial Statements (Unaudited)         8

           Independent Accountant's Review Report                        12

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          13

Part II.   Other Information

  Item 6.  Exhibits and Reports on Form 8-K                              24

Signatures                                                               25

UNUM Corporation and Subsidiaries

C O N S O L I D A T E D   S T A T E M E N T S   O F   I N C O M E

                                     Three Months Ended    Six Months Ended
                                            June 30,           June 30,
                                         1994     1993      1994     1993
(Unaudited - Dollars in  millions,
 except per common share data)
Revenues
Premiums                               $701.4   $624.6   $1,356.4 $1,203.5
Investment income                       192.4    200.3      383.5    400.8
Net realized investment gains            12.5      9.8       24.4     30.3
Fees and other income                    21.7     19.9       41.1     42.6
     Total revenues                     928.0    854.6    1,805.4  1,677.2

Benefits and expenses
Benefits to policyholders               518.7    449.8    1,000.1    868.3
Interest credited                        60.9     71.7      121.9    145.7
Operating expenses                      176.3    167.0      339.9    332.8
Commissions                              86.9     80.4      174.8    158.6
Increase in unamortized deferred
 policy acquisition costs               (42.2)   (31.6)     (72.8)   (59.5)
Interest expense                          4.2      3.1        7.5      6.1
     Total benefits and expenses        804.8    740.4    1,571.4  1,452.0
Income before income taxes and
 cumulative effects of accounting
 changes                                123.2    114.2      234.0    225.2

Income taxes
Current                                  16.6     28.3       32.2     55.1
Deferred                                 21.3      5.1       39.4     13.3
     Total income taxes                  37.9     33.4       71.6     68.4
Income before cumulative effects of
 accounting changes                      85.3     80.8      162.4    156.8

Cumulative effects of accounting changes
Income taxes                               --       --         --     20.0
Postretirement benefits other than
 pensions, net of tax                      --       --         --    (32.1)
Net income                             $ 85.3   $ 80.8   $  162.4 $  144.7

Per common share
Income before cumulative effects of
 accounting changes                    $ 1.14   $ 1.02   $   2.16 $   1.98
Cumulative effects of accounting
 changes
  Income taxes                             --       --         --     0.25
  Postretirement benefits other
   than pensions, net of tax               --       --         --    (0.41)
Net income                             $ 1.14   $ 1.02   $   2.16 $   1.82

See notes to consolidated financial statements.

UNUM Corporation and Subsidiaries

C O N S O L I D A T E D   B A L A N C E   S H E E T S

                                              June 30, 1994     December 31,
(Dollars in millions)                          (Unaudited)             1993
Assets
Investments
 Fixed maturities:
  Held to maturity-principally at amortized
   cost (fair value:  1994-$6,405.9;
   1993-$7,149.9)                                $ 6,262.4        $ 6,560.7
  Available for sale-at fair value (amortized
   cost: $1,464.3)                                 1,433.3               --
  Available for sale-principally at amortized
   cost (fair value:  $929.9)                           --            872.0
 Equity securities available for sale-at fair
  value (cost:  1994-$491.0; 1993-$508.3)            631.0            730.0
 Mortgage loans                                    1,274.3          1,423.2
 Real estate, net                                    197.5            193.5
 Policy loans                                        194.6            187.9
 Other long-term investments                          55.6             59.0
 Short-term investments                              164.2             69.6
    Total investments                             10,212.9         10,095.9
Cash                                                  91.4             20.8
Accrued investment income                            186.0            184.0
Premiums due                                         171.5            165.5
Unamortized deferred policy acquisition costs        952.5            879.1
Property and equipment, net                          143.9            143.5
Other assets                                         693.0            681.8
Separate account assets                              297.6            266.7
    Total assets                                 $12,748.8        $12,437.3

(Continued on next page)

UNUM Corporation and Subsidiaries

C O N S O L I D A T E D   B A L A NC E   S H E E T S

                                              June 30, 1994    December 31,
(Dollars in millions)                           (Unaudited)           1993
Liabilities and Stockholders' Equity
Liabilities
 Future policy benefits                          $ 4,227.2       $ 4,009.6
 Unpaid claims and claim expenses                    725.5           676.3
 Other policyholder funds                          4,126.2         4,268.8
 Federal income taxes
   Current                                            30.9            31.5
   Deferred                                          377.3           376.7
 Notes payable                                       397.1           238.6
 Other liabilities                                   514.3           466.4
 Separate account liabilities                        297.6           266.7
     Total liabilities                            10,696.1        10,334.6
Stockholders' Equity
 Preferred stock, par value $0.10 per share,
  authorized 10,000,000 shares, none issued
 Common stock, par value $0.10 per share,
  authorized 120,000,000 shares, issued
  99,987,958 shares                                   10.0            10.0
 Additional paid-in capital                        1,080.7         1,078.4
 Unrealized gains on available for sale
  securities, net of deferred taxes                   75.8           149.1
 Unrealized foreign currency translation
  adjustment                                         (25.3)          (24.1)
 Retained earnings                                 1,550.0         1,420.8
                                                   2,691.2         2,634.2
 Less:
  Treasury stock, at cost (1994-26,109,571
   shares; 1993-24,006,816 shares)                   636.1           529.8
  Restricted stock deferred compensation               2.4             1.7
    Total stockholders' equity                     2,052.7         2,102.7
    Total liabilities and stockholders' equity   $12,748.8       $12,437.3

See notes to consolidated financial statements.

UNUM Corporation and Subsidiaries

C O N S O L I D A T E D   S T A T E M E N T S  O F   C A S H   F L O W  S

                                                           Six Months Ended
                                                                June 30,
(Unaudited - Dollars in millions)                          1994        1993
Operating activities:
Net income                                              $ 162.4    $  144.7
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Cumulative effects of accounting changes, net of tax       --        12.1
  Increase in future policy benefits and unpaid claims
   and claim expenses                                     250.9       202.8
  Increase in federal income tax liability                 39.4        42.8
  Increase in unamortized deferred policy acquisition
   costs                                                  (72.8)      (59.5)
  Other                                                    25.9       (18.5)
   Net cash provided by operating activities              405.8       324.4

Investing activities:
Maturities of fixed maturities                               --       447.0
Maturities of fixed maturities held to maturity           326.0          --
Maturities of fixed maturities available for sale          27.4          --
Sales of fixed maturities held to maturity                   --        38.8
Sales of fixed maturities available for sale              193.4       132.5
Sales of equity securities available for sale             166.1          --
Sales of other investments                                162.3       293.7
Purchases of investments                                     --    (1,001.2)
Purchases of fixed maturities held to maturity           (348.3)         --
Purchases of fixed maturities available for sale         (458.7)         --
Purchases of equity securities available for sale        (118.9)         --
Purchases of other investments                            (50.7)         --
Net increase in short-term investments                    (93.6)      (63.7)
Net additions to property and equipment                    (9.9)      (12.5)
    Net cash used in investing activities                (204.9)     (165.4)

Financing activities:
Deposits and interest credited to investment
 contracts                                                313.8       417.3
Maturities and withdrawals from investment
 contracts                                               (456.4)     (549.9)
Dividends to stockholders                                 (33.2)      (29.9)
Treasury stock acquired                                  (110.4)         --
Proceeds from notes payable                                54.5          --
Net increase in short-term debt                           104.0        12.3
Other                                                      (2.6)        5.4
    Net cash used in financing activities               $(130.3)   $ (144.8)

(Continued on next page)

UNUM Corporation and Subsidiaries

C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S


                                                           Six Months Ended
                                                                June 30,
(Unaudited - Dollars in millions)                          1994        1993

Effect of exchange rate changes on cash                 $    --     $   1.4
Net increase in cash                                       70.6        15.6
Cash at beginning of year                                  20.8        20.4
Cash at end of period                                   $  91.4     $  36.0


Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Income taxes                                           $  39.3     $  39.1
 Interest                                               $   7.4     $   6.5


See notes to consolidated financial statements.

UNUM Corporation and Subsidiaries
Form 10-Q
Notes to Consolidated Financial Statements (Unaudited)
June 30, 1994

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to stock life insurance companies for interim financial information and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles applicable to stock life insurance companies for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the three month and six month periods ended June 30, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the audited consolidated financial statements and footnotes included in the 1993 annual report to stockholders of UNUM Corporation and subsidiaries ("UNUM").

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

UNUM Corporation and Subsidiaries

Effective January 1, 1993, UNUM adopted FAS No. 109, "Accounting for Income Taxes," which changed the method for calculating and reporting deferred income taxes in the financial statements from the deferred method to the liability method. The cumulative effect of this accounting change as of January 1, 1993, amounted to a $20.0 million increase in net income, or $0.25 per share, for the six months ended June 30, 1993.

Effective January 1, 1993, UNUM adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," which changed the method for recognition of the cost of these benefits from a cash basis to an accrual basis over the years in which employees render the related services. UNUM elected to recognize the FAS 106 liability at January 1, 1993, of $48.8 million as a cumulative effect of an accounting change.
This charge decreased net income by $32.1 million, or $0.41 per share, for the six months ended June 30, 1993.

Note 3.  Income Taxes

The effective tax rate for the three months ended June 30, 1994, was 30.8% as compared with 29.2% for the same period in 1993. For the six months ended June 30, 1994, and 1993, the effective tax rates were 30.6% and 30.4%, respectively. In both periods the effective tax rates were lower than the federal income tax rate of 35% and 34% in 1994 and 1993, respectively, primarily due to UNUM's investments in tax-exempt securities. On August 10, 1993, legislation was enacted to increase the federal income tax rate of 34% to 35%, retroactive to January 1, 1993. The tax rate increase resulted in a charge to third quarter net income totaling $9.7 million or $0.12 per share, which included $1.9 million or $0.02 per share for first and second quarter 1993 net income and a $7.8 million or $0.10 per share adjustment to the deferred income tax liability.

Note 4.  Earnings Per Share

The weighted average number of shares outstanding used to calculate earnings per share was 74,834,098 and 79,401,781 for second quarter 1994 and 1993, respectively. Weighted average shares outstanding for the six months ended June 30, 1994, and 1993, were 75,218,897 and 79,305,704, respectively. The assumed exercise of outstanding stock options would not result in a material dilution of earnings per share.

Note 5.  Dividends to Stockholders

On July 8, 1994, UNUM's Board of Directors declared a twenty-four cents per share cash dividend. The dividend is payable on August 19, 1994, to common stockholders of record at the close of business on July 25, 1994. During the first six months of 1994, cash dividends of twenty-four cents per share and twenty cents per share were paid on May 20, 1994, and February 18, 1994, respectively.

UNUM Corporation and Subsidiaries

Note 6.  Litigation

In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at June 30, 1994. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position or the consolidated operating results of UNUM.

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

UNUM Corporation and Subsidiaries

Summarized financial information for the six business segments and Corporate is as follows:

                                      Three Months Ended    Six Months Ended
                                             June 30,            June 30,
(Dollars in millions)                    1994      1993        1994     1993
Revenues
Employee Benefits                     $ 422.0   $ 411.6    $  838.6 $  782.5
Related Businesses                      158.1     120.3       288.5    237.7
Colonial Companies                      118.0     110.2       234.4    227.8
Individual Disability                   107.2      97.6       214.0    196.7
Retirement Security                      84.9      67.6       152.7    137.7
Other Operations                         36.9      45.0        73.7     93.9
Corporate                                 0.9       2.3         3.5      0.9
    Total revenues                    $ 928.0   $ 854.6    $1,805.4 $1,677.2

Income (loss) before income taxes
 and cumulative effects of
 accounting changes
Employee Benefits                     $  65.3   $  58.6    $  129.4 $  118.1
Related Businesses                       22.6      16.5        35.2     26.9
Colonial Companies                       16.3      15.1        32.1     38.9
Individual Disability                     8.6      14.5        18.9     30.7
Retirement Security                       8.6       5.0        17.6     12.2
Other Operations                          4.4       5.9         7.1     12.5
Corporate                                (2.6)     (1.4)       (6.3)   (14.1)
    Total income before income taxes
     and cumulative effects of
     accounting changes                 123.2     114.2       234.0    225.2
Income taxes                             37.9      33.4        71.6     68.4
Income before cumulative effects of
 accounting changes                      85.3      80.8       162.4    156.8
Cumulative effects of accounting
 changes                                   --        --          --    (12.1)
Net income                            $  85.3   $  80.8    $  162.4 $  144.7

                                                     June 30,   December 31,
(Dollars in millions)                                    1994           1993
Identifiable Assets
Employee Benefits                                   $ 3,426.5      $ 3,294.5
Related Businesses                                    1,408.8        1,269.0
Colonial Companies                                    1,574.7          819.2
Individual Disability                                 3,306.6        1,516.3
Retirement Security                                   1,340.4        3,249.3
Other Operations                                        830.0        1,493.9
Corporate                                               515.8          452.3
Individual Participating Life and Annuity               346.0          342.8
     Total assets                                   $12,748.8      $12,437.3

                  INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Board of Directors and Stockholders
UNUM Corporation

We have reviewed the accompanying consolidated balance sheet of UNUM Corporation and subsidiaries as of June 30, 1994, and the related consolidated statements of income for the three-month and six-month periods then ended and the consolidated statement of cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements of UNUM Corporation and subsidiaries as of June 30, 1994, and for the three-month and six-month periods then ended for them to be in conformity with generally accepted accounting principles.



/s/ COOPERS & LYBRAND

Portland, Maine
July 22, 1994

UNUM Corporation and Subsidiaries
Form 10-Q
June 30, 1994
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements (Unaudited) and Notes to Consolidated Financial Statements (Unaudited) included elsewhere in the Form 10-Q.

Revenues for UNUM for second quarter 1994 were $928.0 million as compared with $854.6 million for second quarter 1993. Net income for the quarter ended June 30, 1994, was $85.3 million or $1.14 per share as compared with $80.8 million or $1.02 per share for the same quarter in 1993.

Revenues for the six months ended June 30, 1994, were $1,805.4 million as compared with $1,677.2 million for the same period in 1993. Net income for the six months ended June 30, 1994, was $162.4 million or $2.16 per share as compared with $144.7 million or $1.82 per share for the same period in 1992.

Net income for the six months ended June 30, 1993, included one time net charges totaling $12.1 million or $0.16 per share for the cumulative effects of the adoption of Financial Accounting Standards ("FAS") No. 106 and No. 109 relating to postretirement benefits other than pensions and income taxes, respectively, as described in Note 2. Also included in net income for the six months ended June 30, 1993, is a one time charge of $9.5 million or $0.12 per share for expenses associated with the March 26, 1993, merger of UNUM and Colonial Companies, Inc. Excluding these one time charges, net income for the six months ended June 30, 1993, would have been $166.3 million or $2.10 per share.

As further described in the Employee Benefits and Individual Disability segments, UNUM's North American disability results were adversely affected in the first and second quarters of 1994 through a combination of increased incidence of new claims, an increased number of large claims and low interest rates. Management is analyzing the nature of the claims received in first and second quarter 1994, and has noted the continued prevalence of emerging and often subjective types of disabilities. To address the current claims environment, management is taking remedial actions which include implementing new risk management programs and underwriting guidelines, as well as selective price increases on new and existing business. Management continually reviews and updates reserve estimates and assumptions with any resulting adjustments reflected in current operating results. It is uncertain if the adverse claims experience seen in the first and second quarters of 1994 will continue or how long it will take for the remedial actions to take effect.

The interest rate environment during the past two years has resulted in reduced investment yields on new fixed income purchases and has decreased levels of investment income, despite a continued growth in invested assets. UNUM proactively reviews and adjusts investment strategies to mitigate the potential impact of increasing reserve requirements due to a declining discount rate. Management anticipates that the average investment portfolio yield will further decline, since UNUM invests its cash flows in high quality assets that currently have yields below the existing average portfolio yields.

UNUM Corporation and Subsidiaries

Premiums:

Premiums for the three months and six months ended June 30, 1994, and 1993, are summarized by segment in the table below. Second quarter 1994 claim block acquisitions generated one-time premium of $25.8 million for UNUM Limited, included in the Related Businesses segment, and $15.0 million for long term care included in the Retirement Security segment. In second quarter 1993, group long term disability ("group LTD"), included in the Employee Benefits segment, acquired a closed block of claims which generated one-time premium totaling $32.6 million. Management may pursue additional claim block acquisitions in the future.

                            Three Months Ended     Six Months Ended
                               June 30,                June 30,
(Dollars in millions)   1994    1993 Change      1994    1993   Change
Employee Benefits
 Group LTD            $ 237.7  $ 248.4  (4.3)%  $  471.7 $  459.5   2.7%
 Group life              79.1     65.7  20.4       153.5    128.9  19.1
 Other                   37.4     35.9   4.2        78.9     72.3   9.1
   Total                354.2    350.0   1.2       704.1    660.7   6.6
Related Businesses      124.5     87.6  42.1       222.3    168.9  31.6
Colonial Companies      109.4    101.3   8.0       217.7    201.1   8.3
Individual Disability    83.3     75.2  10.8       166.8    149.4  11.6
Retirement Security      24.9      6.8    nm        34.7     15.4    nm
Other Operations          5.1      3.7  37.8        10.8      8.0  35.0
    Total premiums    $ 701.4  $ 624.6  12.3%   $1,356.4 $1,203.5  12.7%
nm = not meaningful or in excess of 100%

Income Before Income Taxes and Cumulative Effects of Accounting Changes:

Income before income taxes and cumulative effects of accounting changes for the six business segments and Corporate for the three months and six months ended June 30, 1994, and 1993, was as follows:

                              Three Months Ended        Six Months Ended
                                  June 30,                   June 30,
(Dollars in millions)       1994     1993  Change      1994    1993  Change

Employee Benefits        $  65.3  $  58.6  $  6.7    $129.4  $118.1  $ 11.3
Related Businesses          22.6     16.5     6.1      35.2    26.9     8.3
Colonial Companies          16.3     15.1     1.2      32.1    38.9    (6.8)
Individual Disability        8.6     14.5    (5.9)     18.9    30.7   (11.8)
Retirement Security          8.6      5.0     3.6      17.6    12.2     5.4
Other Operations             4.4      5.9    (1.5)      7.1    12.5    (5.4)
Corporate                   (2.6)    (1.4)   (1.2)     (6.3)  (14.1)    7.8
Total                    $ 123.2  $ 114.2  $  9.0    $234.0  $225.2  $  8.8

UNUM Corporation and Subsidiaries

Employee Benefits Segment:

The Employee Benefits segment reported increased income before income taxes for the three months and six months ended June 30, 1994, as compared with the same periods in 1993. The increases were attributable to improved claims experience in the group life business and continued expense control, which were partially offset by adverse claims experience in the group LTD business. The group LTD business has experienced a higher incidence of new claims in the first and second quarters of 1994, which has resulted in a significant increase to benefits to policyholders. Unlike the first quarter of 1994, the group LTD business did not experience a disproportionate number of large claims in second quarter 1994. Management has identified certain geographical and occupational portions of the group LTD business which are experiencing higher than expected claims. Management continues to pursue these portions of the business for underwriting and pricing actions and is addressing the increased incidence rates and more subjective nature of the types of disability claims by implementing new and enhancing existing risk management programs. Compounding this unfavorable claims experience was a decrease in the discount rate used to determine group LTD reserves, which resulted in an increase to current claim reserves.

Although the group life business reported more favorable claims experience in the first and second quarters of 1994, certain portions of the business continue to experience unfavorable claims results, which management attributes to antiselection and adverse mortality. Management continues to address the antiselection that developed during 1993 by imposing more stringent underwriting requirements and by targeting specific portions of the business to pursue risk and pricing actions.

Related Businesses Segment:

The increase in income before income taxes for the three months and six months ended June 30, 1994, as compared with the same periods in 1993, is primarily due to favorable claims experience and premium growth at UNUM Limited, in the United Kingdom. Unlike previous periods, the effect of the exchange rate has had a negligible effect on UNUM Limited's earnings as reported in U.S. dollars, since the U.S. dollar has remained relatively steady against the British pound sterling throughout 1993 and into 1994.

Also contributing to the increase in income before income taxes for the three months ended June 30, 1994, as compared with the same period in 1993, were favorable claims experience in Commercial Life's franchise disability business. Favorable claims experience in Commercial Life's specialty group accident product line and continued earnings growth in the reinsurance operations contributed to the increase in income before income taxes for the six months ended June 30, 1994, as compared with the same period in 1993. Due to the nature of the risks underwritten, the specialty group accident product line can exhibit claims variability.

UNUM Corporation and Subsidiaries

Colonial Companies Segment:

The Colonial Companies segment reported an increase in income before income taxes for second quarter 1994, as compared with the same quarter in 1993, which is primarily attributable to favorable claims experience. The segment reported decreased income before income taxes for the six months ended June 30, 1994, as compared with the same period in 1993, primarily due to decreased realized investment gains. During 1993, Colonial's investment portfolio was realigned to reflect UNUM's investment philosophy. As a result, Colonial sold higher yielding but callable investments, which resulted in more than $8.5 million in realized investment gains for the six months ended June 30, 1993.

For the three months and six months ended June 30, 1994, Colonial reported favorable claims experience and improved incidence rates, especially in the cancer product line. Colonial continues to shift its product mix toward products that are designed to have higher benefit ratios, lower expense ratios and better policyholder retention. Premium growth in 1994 has continued to benefit from improved persistency through enhanced customer conservation programs that have offset the impact of the weaker level of sales for the past two years.

Individual Disability Segment:

An increase in the cost for new claims combined with lower investment returns has resulted in decreased income before income taxes for the Individual Disability segment for the three months and six months ended June 30, 1994, as compared with the same periods in 1993. In the first and second quarters of 1994, the Individual Disability segment experienced a higher incidence of new claims and a disproportionate number of large claims that management has attributed to certain occupational and geographical portions of the business. Management believes that the uncertainty in the medical industry due to Health Care Reform and the increased prevalence of emerging and often subjective types of disabilities have contributed to increased benefit costs. Management continually develops risk and underwriting tools and sales strategies to deal with these emerging issues.

The unfavorable claims experience of the first and second quarters of 1994 was partially offset by a continued decrease in the segment's expense ratio and increased deferral of policy acquisition costs, which reflects improved persistency and higher customer acquisition costs associated with new business. Additionally, management attributes the decrease in the expense ratio to focused expense management and productivity gains as premium growth outpaced expense growth. Management is evaluating the structure of the individual disability products to determine if changes can be made to improve future product performance.

UNUM Corporation and Subsidiaries

Retirement Security Segment:

Unusually favorable interest spread margins on tax sheltered annuities have contributed to the level of income before income taxes for the three months and six months ended June 30, 1994, and 1993. Management does not expect interest spread margins on tax sheltered annuities to continue at the same level, which may reduce future earnings for the Retirement Security segment. Continued premium growth and expense reductions in the long term care insurance products contributed to the increase in income before income taxes for the three months and six months ended June 30, 1994, as compared with the same periods in 1993.

Other Operations Segment:

The reduced invested asset base under management for guaranteed investment contracts ("GICs"), deposit administration contracts ("DAs") and 401(k) plans resulted in lower revenues from investment and fee income and reduced amounts of interest credited. Management expects continued decreases in the amounts of investment income and interest credited as the related GIC, DA and 401(k) contracts mature or terminate. Management expects future earnings in the Other Operations segment to decline, reflecting the run-off nature of these closed blocks of businesses. Also contributing to the decrease in income before income taxes was lower realized investment gains for the six months ended June 30, 1994, as compared with the same period in 1993.

Corporate:

Decreased expenses for the six months ended June 30, 1994, as compared with the same period in 1993, contributed to the decreased loss before income taxes in Corporate. Included in expenses for the six months ended June 30, 1993, were the expenses incurred in connection with the March 26, 1993, merger of UNUM Corporation and Colonial Companies, Inc.

Income Taxes:

The effective tax rates for the three months and six months ended June 30, 1994, were 30.8% and 30.6%, respectively. This compares with 29.2% and 30.4% for the same periods in 1993. The effective tax rates were lower than the federal income tax rate of 35% and 34% in 1994 and 1993, respectively, primarily due to UNUM's investments in tax-exempt securities.

On August 10, 1993, legislation was enacted to increase the federal income tax rate of 34% to 35%, retroactive to January 1, 1993. FAS 109 required that deferred tax balances be adjusted for the effect of a change in tax laws or rates, and that the effect of such adjustment be recognized in income from continuing operations in the period the new legislation is enacted. The cumulative effect of this change was an increase to income tax expense in the third quarter 1993 of $9.7 million or $0.12 per share, which included $1.9 million, or $0.02 per share, for first and second quarter 1993 net income and $7.8 million, or $0.10 per share, adjustment to the deferred income tax liability.

UNUM Corporation and Subsidiaries

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

At June 30, 1994, the composition of UNUM's $10,212.9 million of invested assets was 75.3% fixed maturities, 12.5% mortgage loans, 1.9% real estate, 6.2% equity securities and 4.1% other invested assets.

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

UNUM Corporation and Subsidiaries

At June 30, 1994, and December 31, 1993, the fixed maturity portfolio included $260.0 million and $263.3 million of below investment grade bonds (below "Baa"), which represented 3.4% and 3.5% of the fixed maturity portfolio, respectively. These bonds had associated market values of $262.9 million and $279.1 million, respectively. Virtually all of the nonconvertible, below investment grade bonds were purchased at investment grade, but were subsequently downgraded. UNUM's investment policy is to invest in fixed maturities of investment grade quality. Selected purchases of convertible subordinated debentures, which UNUM considers to be part of its investment strategy for equity securities, have contributed to the amount of below investment grade bonds. Fixed maturity ratings are obtained from external rating agencies, and if not externally rated, are rated by UNUM internally using similar methods. Management does not expect any risks or uncertainties associated with below investment grade bonds to have a significant impact on UNUM's consolidated financial position or results of operations. The percentage of fixed maturities delinquent sixty days or more compared to total fixed maturities was 0.26% at June 30, 1994, and 0.24% at December 31, 1993.

Mortgages:

At June 30, 1994, and December 31, 1993, UNUM's mortgage loans were $1,274.3 million and $1,423.2 million, respectively. The mortgage loan portfolio, as a percentage of invested assets, has decreased to 12.5% as of June 30, 1994, from 14.1% as of December 31, 1993. This trend is anticipated to continue since prepayments and scheduled maturities for mortgages are expected to exceed the amount of new investments. Management establishes allowances for mortgage loans based upon a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. UNUM uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to target specific properties for inspection and reevaluation. The percentage of mortgage loans delinquent sixty days or more on a contract delinquency basis was 1.8% at both June 30, 1994, and December 31, 1993.

Overall, management believes that its mortgage loan portfolio is well diversified geographically and among property types. UNUM's incidence of new problem mortgage loans has recently declined as overall economic activity has improved modestly, and many of the real estate markets in which UNUM has mortgage loans stabilized. Foreclosure activity and new reserve additions declined in 1993 and have continued to decline in 1994 from the higher levels of recent years; however, management continues to expect additional delinquencies and problem loans in the future. Management believes the allowance provided on mortgage loans is adequate to cover probable losses as of June 30, 1994.

UNUM Corporation and Subsidiaries

During the first six months of 1994, UNUM realized investment losses related to delinquent, restructured and problem mortgage loans of $7.8 million, as compared with $1.7 million for the same period in 1993. Delinquent and problem mortgage loans as of June 30, 1994, are not expected to have a significant impact on UNUM's liquidity and capital resources.

Real Estate:

At June 30, 1994, investment real estate and real estate held for sale amounted to $197.5 million and $26.2 million, respectively. This compares with $193.5 million of investment real estate and $24.7 million of real estate held for sale at December 31, 1993. UNUM continues to limit its real estate exposure as a percentage of invested assets through an active sales program.

Real estate which meets certain investment criteria and is intended to be held long term is carried at cost less accumulated depreciation. Real estate that has been acquired through foreclosure is valued at fair value at the date of foreclosure. Real estate held for sale is included in other assets in the Consolidated Balance Sheets and is valued net of an allowance which reduces the carrying value to the lower of fair value less estimated costs to sell, or cost. Occasionally, investment real estate is reclassified and revalued as real estate held for sale when it no longer meets UNUM's investment criteria. Additions to the allowance for probable losses related to real estate held for sale resulted in a realized investment gain of $0.1 million and a realized investment loss of $15.8 million for the six months ended June 30, 1994, and 1993, respectively. Additions to the allowance for probable losses represent charges to net realized investment gains less recoveries.

Given the current real estate environment, additional foreclosures are anticipated, but at a reduced level from the early 1990s. Current and anticipated real estate acquired through foreclosure is not expected to have a significant impact on UNUM's investment income, liquidity and capital resources.

Financial Instruments with Off-Balance-Sheet Risk:

UNUM periodically uses common derivative financial instruments such as options, futures and forward contracts to hedge interest rate risk on future investments and certain payments denominated in foreign currencies. These derivative financial instruments are used to protect UNUM from the impact of market fluctuations in interest and exchange rates. UNUM does not intend to hold or issue derivative financial instruments for the purpose of trading activities. UNUM's exposure to derivative financial instruments was not significant to the consolidated financial statements at June 30, 1994.

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

At June 30, 1994, UNUM had short-term and long-term debt totaling $214.0 million and $183.1 million, respectively, and had $116.5 million available for additional financing under existing revolving credit facilities. Management may decide to refinance the short-term notes payable in the future.

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

In September 1993, UNUM announced the resumption of a program to repurchase its common stock pursuant to an existing Board of Directors' resolution. On February 11, 1994, UNUM's Board of Directors voted to expand UNUM's authorization to repurchase an additional 5.0 million shares. Since the resumption of the stock repurchase program, UNUM has acquired approximately
6.0 million shares of its common stock through June 30, 1994, in the open market at an aggregate cost of $302.9 million that was primarily funded through additional borrowings.

UNUM Corporation and Subsidiaries

Ratings:

In March 1994, Standard & Poor's Corporation assigned Colonial Life & Accident Insurance Company's claims-paying ability rating as "AA-" (Excellent).

In June 1994, A.M. Best Company ("Best's") affirmed UNUM Life Insurance Company of America's financial strength rating at "A++" (Superior), the highest rating assigned by Best's. Additionally, Best's affirmed First UNUM Life Insurance Company at "A+" (Superior); Colonial Life & Accident Insurance Company at "A+" (Superior) and upgraded Commercial Life & Accident Insurance Company at "A" (Excellent) from "A-" (Excellent).

UNUM Japan:

On June 20, 1994, the Japanese Ministry of Finance granted UNUM a provisional operating license which allows UNUM to establish a non-life insurance company, UNUM Japan Accident Insurance Company Limited ("UNUM Japan"), to market disability products in Japan. UNUM Japan has subsequently received an official license and plans to begin marketing long term disability and accident insurance products this fall. UNUM Japan anticipates receiving licenses to sell a variety of existing short term disability, personal accident and disability-type coverages.

UNUM Japan has formed a cooperative relationship with Japan's leading short term disability insurer, Yasuda Fire & Marine Insurance Co., Ltd., to introduce UNUM Japan's long term disability products in Japan. The two companies plan to continue to work together on market and product development and will also market their own separate long term disability products.

UNUM Corporation and Subsidiaries
Form 10-Q
June 30, 1994

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K
                                                                     Page

(a) Exhibit Index

   12. Statement re:  Computation of ratio of earnings to
       fixed charges.                                                  26

   15. Letter re:  Unaudited interim financial information.            27

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the quarter ended June 30, 1994.

UNUM Corporation and Subsidiaries
Form 10-Q
June 30, 1994

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date August 10, 1994           /s/ RODNEY N. HOOK
                               Rodney N. Hook
                               Senior Vice President and
                               Chief Financial Officer




Date August 10, 1994           /s/ STEPHEN D. ROBERTS
                               Stephen D. Roberts
                               Vice President and Corporate Controller