Form 10-Q
period 1994-09-30
UNUM CORP
filed 1994-11-10
CIK 795581

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended September 30, 1994
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

          Class                         Outstanding at September 30, 1994
Common stock, $0.10 par value                 72,495,493 shares

UNUM Corporation and Subsidiaries
Form 10-Q

INDEX



                                                               Page
Part I. Financial Information

     Item 1. Financial Statements

             Consolidated Statements of Income (Loss) -
              Three Months and Nine Months Ended
              September 30, 1994, and 1993 (Unaudited)            3

             Consolidated Balance Sheets as of September
              30, 1994, (Unaudited) and December 31, 1993         4

             Consolidated Statements of Cash Flows - Nine
              Months Ended September 30, 1994, and 1993
              (Unaudited)                                         6

             Notes to Consolidated Financial Statements
              (Unaudited)                                         8

             Independent Accountant's Review Report              13

     Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations      14

Part II.     Other Information

     Item 6. Exhibits and Reports on Form 8-K                    27

Signatures                                                       28

UNUM Corporation and Subsidiaries
Form 10-Q
C O N S O L I D A T E D   S T A T E M E N T S   O F   I N C O M E (L O S S)

                                     Three Months Ended  Nine Months Ended
                                       September 30,       September 30,
                                         1994     1993       1994     1993
(Unaudited - Dollars in  millions,
 except per common share data)
Revenues
Premiums                               $670.3   $622.9    $2,026.7 $1,826.4
Investment income                       192.3    196.4       575.8    597.2
Net realized investment gains            11.6     10.6        36.0     40.9
Fees and other income                    16.3     20.4        57.4     63.0
     Total revenues                     890.5    850.3     2,695.9  2,527.5

Benefits and expenses
Benefits to policyholders               708.2    446.9     1,708.3  1,315.2
Interest credited                        59.7     69.0       181.6    214.7
Operating expenses                      169.9    166.2       509.8    499.0
Commissions                              88.9     83.2       263.7    241.8
Increase in unamortized deferred
 policy acquisition costs               (36.1)   (32.7)     (108.9)   (92.2)
Interest expense                          5.0      3.0        12.5      9.1
     Total benefits and expenses        995.6    735.6     2,567.0  2,187.6
Income (loss) before income taxes
 and cumulative effects of accounting
 changes                               (105.1)   114.7       128.9    339.9

Income taxes (benefit)
Current                                  (2.1)     6.2        30.1     61.3
Deferred                                (41.3)    36.4        (1.9)    49.7
     Total income taxes (benefit)       (43.4)    42.6        28.2    111.0
Income (loss) before cumulative
 effects of accounting changes          (61.7)    72.1       100.7    228.9

Cumulative effects of accounting changes
Income taxes                               --       --          --     20.0
Postretirement benefits other
 than pensions, net of tax                 --       --          --    (32.1)
Net income (loss)                      $(61.7)  $ 72.1    $  100.7 $  216.8

Per common share
Income (loss) before cumulative
 effects of accounting changes         $(0.84)  $ 0.91    $   1.35 $   2.88
Cumulative effects of accounting
 changes
  Income taxes                             --       --          --     0.25
  Postretirement benefits other
   than pensions, net of tax               --       --          --    (0.40)
Net income (loss)                      $(0.84)  $ 0.91    $   1.35 $   2.73

See notes to consolidated financial statements.

UNUM Corporation and Subsidiaries
Form 10-Q
C O N S O L I D A T E D   B A L A N C E   S H E E T S


                                    September 30, 1994       December 31,
(Dollars in millions)                       (Unaudited)              1993
Assets
Investments
 Fixed maturities:
  Held to maturity-principally at
   amortized cost (fair value:
   1994-$6,444.4, 1993-$7,149.9)             $ 6,383.9          $ 6,560.7
 Available for sale-at fair value
  (amortized cost:  $1,556.3)                  1,524.0                 --
 Available for sale-principally at
  amortized cost (fair value:  $929.9)              --              872.0
 Equity securities available for sale-
  at fair value (cost:  1994-$509.1,
  1993-$508.3)                                   669.3              730.0
 Mortgage loans                                1,225.0            1,423.2
 Real estate, net                                194.6              193.5
 Policy loans                                    198.1              187.9
 Other long-term investments                      49.4               59.0
 Short-term investments                           80.9               69.6
   Total investments                          10,325.2           10,095.9
Cash                                              31.3               20.8
Accrued investment income                        189.9              184.0
Premiums due                                     184.8              165.5
Unamortized deferred policy acquisition costs    988.8              879.1
Property and equipment, net                      145.5              143.5
Other assets                                     717.4              681.8
Separate account assets                          327.2              266.7
   Total assets                              $12,910.1          $12,437.3


(Continued on next page)

UNUM Corporation and Subsidiaries
Form 10-Q
C O N S O L I D A T E D   B A L A N C E   S H E E T S

                                     September 30, 1994      December 31,
(Dollars in millions)                       (Unaudited)             1993
Liabilities and Stockholders' Equity
Liabilities
 Future policy benefits                       $ 4,544.0        $ 4,009.6
 Unpaid claims and claim expenses                 745.5            676.3
 Other policyholder funds                       4,082.6          4,268.8
 Federal income taxes
  Current                                          22.6             31.5
  Deferred                                        342.9            376.7
 Notes payable                                    381.9            238.6
 Other liabilities                                543.3            466.4
 Separate account liabilities                     327.2            266.7
     Total liabilities                         10,990.0         10,334.6
Stockholders' Equity
 Preferred stock, par value $0.10 per share,
  authorized 10,000,000 shares, none issued
 Common stock, par value $0.10 per share,
  authorized 120,000,000 shares, issued
  99,987,958 shares                                10.0             10.0
 Additional paid-in capital                     1,081.1          1,078.4
 Unrealized gains on available for sale
  securities, net of deferred taxes                83.1            149.1
 Unrealized foreign currency translation
  adjustment                                      (20.8)           (24.1)
 Retained earnings                              1,470.6          1,420.8
                                                2,624.0          2,634.2
 Less:
  Treasury stock, at cost (1994-27,492,465
   shares; 1993-24,006,816 shares)                702.0            529.8
  Restricted stock deferred compensation            1.9              1.7
     Total stockholders' equity                 1,920.1          2,102.7
     Total liabilities and stockholders'
      equity                                  $12,910.1        $12,437.3


See notes to consolidated financial statements.

UNUM Corporation and Subsidiaries
Form 10-Q
C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S

                                                       Nine Months Ended
                                                         September 30,
(Unaudited - Dollars in millions)                     1994            1993
Operating activities:
Net income                                         $ 100.7        $  216.8
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Cumulative effects of accounting changes,
  net of tax                                            --            12.1
 Increase in future policy benefits and unpaid
  claims and claim expenses                          577.8           306.4
 Increase in amounts receivable under reinsurance
  agreements                                         (16.1)         (111.2)
 (Decrease) increase in federal income tax liability (13.0)           78.4
  Increase in unamortized deferred policy
   acquisition costs                                (108.9)          (83.6)
  Other                                               18.0           (16.4)
     Net cash provided by operating activities       558.5           402.5

Investing activities:
Maturities of fixed maturities                          --           695.5
Maturities of fixed maturities held to maturity      404.2              --
Maturities of fixed maturities available for sale     27.0              --
Sales of fixed maturities held to maturity              --            45.7
Sales of fixed maturities available for sale         273.5           154.7
Sales of equity securities available for sale        217.3              --
Sales and maturities of other investments            242.9           376.6
Purchases of investments                                --        (1,352.5)
Purchases of fixed maturities held to maturity      (548.7)             --
Purchases of fixed maturities available for sale    (640.8)             --
Purchases of equity securities available for sale   (166.3)             --
Purchases of other investments                       (57.9)             --
Net (increase) decrease in short-term investments    (10.8)           41.5
Net additions to property and equipment              (16.0)          (29.3)
     Net cash used in investing activities          (275.6)          (67.8)

Financing activities:
Deposits and interest credited to investment
 contracts                                           460.3           581.3
Maturities and withdrawals from investment
 contracts                                          (646.5)         (782.5)
Dividends to stockholders                            (51.0)          (45.7)
Treasury stock acquired                             (177.6)          (30.5)
Proceeds from notes payable                           54.6              --
Repayment of notes payable                            (1.2)             --
Net increase (decrease) in short-term debt            89.9           (32.9)
Other                                                 (1.0)            8.8
     Net cash used in financing activities         $(272.5)       $ (301.5)
 (Continued on next page)

UNUM Corporation and Subsidiaries
Form 10-Q
C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S

                                                       Nine Months Ended
                                                         September 30,
(Unaudited - Dollars in millions)                     1994            1993

Effect of exchange rate changes on cash            $   0.1         $   1.3
Net increase in cash                                  10.5            34.5
Cash at beginning of year                             20.8            20.4
Cash at end of period                              $  31.3         $  54.9


Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Income taxes                                      $  44.3         $  58.9
 Interest                                          $   9.4         $   7.2


See notes to consolidated financial statements.

UNUM Corporation and Subsidiaries
Form 10-Q
Notes to Consolidated Financial Statements (Unaudited)
September 30, 1994

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to stock life insurance companies for interim financial information and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles applicable to stock life insurance companies for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the three month and nine month periods ended September 30, 1994, are not necessarily indicative of the results that may be expected for the year ending
December 31, 1994. For further information, refer to the audited consolidated financial statements and footnotes included in the 1993 annual report to stockholders of UNUM Corporation and subsidiaries ("UNUM").

Note 2.  Change in Accounting Estimate

In the third quarter of 1994, UNUM increased reserves for existing claims by $83.3 million and established a reserve for estimated future losses of $109.1 million. These increased reserves reflect management's current expectations of morbidity trends for the existing individual disability business, as reported in the Individual Disability segment. This change in accounting estimate resulted in an increase to benefits to policyholders in the Consolidated Statement of Income (Loss) of $192.4 million, and a decrease to net income of $125.1 million, or $1.70 per share, and $1.67 per share, for the three months and nine months ended September 30, 1994, respectively.

Note 3.  Accounting Changes

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

UNUM Corporation and Subsidiaries

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

Effective January 1, 1993, UNUM adopted FAS No. 109, "Accounting for Income Taxes," which changed the method for calculating and reporting deferred income taxes in the financial statements from the deferred method to the liability method. The cumulative effect of this accounting change as of January 1, 1993, amounted to a $20.0 million increase in net income, or $0.25 per share, for the nine months ended September 30, 1993.

Effective January 1, 1993, UNUM adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," which changed the method for recognition of the cost of these benefits from a cash basis to an accrual basis over the years in which employees render the related services. UNUM elected to recognize the FAS 106 liability at January 1, 1993, of $48.8 million as a cumulative effect of an accounting change. This charge decreased net income by $32.1 million, or $0.40 per share, for the nine months ended September 30, 1993.

Note 4.  Income Taxes

On August 10, 1993, legislation was enacted to increase the federal income tax rate of 34% to 35%, retroactive to January 1, 1993. The tax rate increase resulted in a charge to third quarter net income totaling $9.7 million or $0.12 per share, which included $1.9 million or $0.02 per share for first and second quarter 1993 net income and a $7.8 million or $0.10 per share adjustment to the deferred income tax liability. Excluding the adjustment to income tax expense for the enacted tax rate change in the third quarter of 1993, the effective tax rates were lower than the federal income tax rate of 35% in 1994 and 1993, primarily due to UNUM's investments in tax-exempt securities.

Note 5.  Earnings Per Share

The weighted average number of shares outstanding used to calculate earnings per share was 73,829,538 and 79,560,408 for third quarter 1994 and 1993, respectively. Weighted average shares outstanding for the nine months ended September 30, 1994, and 1993, were 74,750,688 and 79,391,538, respectively. The assumed exercise of outstanding stock options would not result in a material dilution of earnings per share.

UNUM Corporation and Subsidiaries

Note 6.  Dividends to Stockholders

On October 13, 1994, UNUM's Board of Directors declared a twenty-four cents per share cash dividend. The dividend is payable on November 18, 1994, to common stockholders of record at the close of business on October 31, 1994. During the first nine months of 1994, cash dividends of twenty-four cents per share were paid on August 19, 1994, and May 20, 1994, and a twenty cents per share cash dividend was paid on February 18, 1994.

Note 7.  Litigation

In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at September 30, 1994. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position or the consolidated operating results of UNUM.

Note 8.  New Accounting Pronouncements

In October 1994, the Financial Accounting Standards Board ("FASB") issued FAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which amends FAS No. 114 "Accounting by Creditors for Impairment of a Loan" to allow a creditor to use existing methods for recognizing, measuring and displaying interest income on an impaired loan. Adoption of FAS 118 is not expected to have a material effect on UNUM's results of operations or financial position. UNUM is required to adopt FAS 118 by January 1, 1995.

Also in October 1994, the FASB issued FAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," which requires specific disclosures to distinguish derivative instruments held or issued for trading purposes from those held or issued for purposes other than trading. UNUM is required to adopt this standard effective December 31, 1994.

UNUM periodically uses common derivative financial instruments such as options, futures and forward contracts to hedge interest rate risk on future investments and certain payments denominated in foreign currencies. These derivative financial instruments are used to protect UNUM from the impact of market fluctuations in interest and exchange rates. UNUM does not intend to hold or issue derivative financial instruments for the purpose of trading activities. UNUM's exposure to derivative financial instruments was not significant to the consolidated financial statements at September 30, 1994.

UNUM Corporation and Subsidiaries

Note 9.  Capital Stock

In September 1993, UNUM announced the resumption of a program to repurchase its common stock pursuant to an existing Board of Directors' resolution.
On February 11, 1994, UNUM's Board of Directors voted to expand UNUM's authorization to repurchase an additional 5.0 million shares. Since the resumption of the stock repurchase program, UNUM has acquired approximately
7.4 million shares of its common stock through September 30, 1994, in the open market at an aggregate cost of $370.1 million.

Note 10.  Segment Information

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

UNUM Corporation and Subsidiaries

Summarized financial information for the six business segments and Corporate is as follows:

                                     Three Months Ended  Nine Months Ended
                                        September 30,      September 30,
(Dollars in millions)                  1994      1993      1994      1993
Revenues
Employee Benefits                  $  430.5  $  403.0  $1,269.1  $1,185.5
Related Businesses                    132.4     122.5     420.9     360.2
Colonial Companies                    116.2     108.6     350.6     336.4
Individual Disability                 111.1     102.9     325.1     299.6
Retirement Security                    67.7      67.2     220.4     204.9
Other Operations                       29.5      44.0     103.2     137.9
Corporate                               3.1       2.1       6.6       3.0
     Total revenues                $  890.5  $  850.3  $2,695.9  $2,527.5
Income (loss) before income taxes
 and cumulative effects of accounting
 changes
Employee Benefits                  $   64.5  $   57.6  $  193.9  $  175.7
Related Businesses                     16.2      14.4      51.4      41.3
Colonial Companies                     13.6      14.8      45.7      53.7
Individual Disability                (199.4)     19.0    (180.5)     49.7
Retirement Security                     4.3       5.0      21.9      17.2
Other Operations                        1.6       5.7       8.7      18.2
Corporate                              (5.9)     (1.8)    (12.2)    (15.9)
    Total income (loss) before income
     taxes and cumulative effects of
     accounting changes              (105.1)    114.7     128.9     339.9
Income taxes (benefit)                (43.4)     42.6      28.2     111.0
Income (loss) before cumulative
 effects of accounting changes        (61.7)     72.1     100.7     228.9
Cumulative effects of accounting
 changes                                 --        --        --     (12.1)
Net income (loss)                  $  (61.7)  $  72.1  $  100.7  $  216.8

                                        September 30,        December 31,
(Dollars in millions)                            1994                1993
Identifiable Assets
Employee Benefits                           $ 3,578.5           $ 3,294.5
Related Businesses                            1,419.7             1,269.0
Colonial Companies                              844.7               819.2
Individual Disability                         1,629.3             1,516.3
Retirement Security                           3,355.1             3,249.3
Other Operations                              1,245.8             1,493.9
Corporate                                       487.8               452.3
Individual Participating Life and Annuity       349.2               342.8
      Total assets                          $12,910.1           $12,437.3

                    INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Board of Directors and Stockholders
UNUM Corporation

We have reviewed the accompanying consolidated balance sheet of UNUM Corporation and subsidiaries as of September 30, 1994, and the related consolidated statements of income (loss) for the three-month and nine-month periods then ended and the consolidated statement of cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements of UNUM Corporation and subsidiaries as of September 30, 1994, and for the three-month and nine-month periods then ended for them to be in conformity with generally accepted accounting principles.



/s/ COOPERS & LYBRAND L.L.P.

Portland, Maine
November 7, 1994

UNUM Corporation and Subsidiaries
Form 10-Q
September 30, 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements (Unaudited) and Notes to Consolidated Financial Statements (Unaudited) included elsewhere in the Form 10-Q.

Revenues for UNUM for third quarter 1994 were $890.5 million as compared with $850.3 million for third quarter 1993. Net loss for the quarter ended September 30, 1994, was $(61.7) million or $(0.84) per share as compared with net income of $72.1 million or $0.91 per share for the same quarter in 1993.

Revenues for the nine months ended September 30, 1994, were $2,695.9 million as compared with $2,527.5 million for the same period in 1993. Net income for the nine months ended September 30, 1994, was $100.7 million or $1.35 per share as compared with $216.8 million or $2.73 per share for the same period in 1993.

As further described in the Individual Disability segment, throughout 1994 UNUM's individual disability business in the United States has experienced a higher incidence of new claims and a disproportionate number of large claims that management has attributed to certain geographic and occupational segments, particularly physicians. As a result, in third quarter 1994, UNUM increased reserves for existing claims by $83.3 million and established a reserve for estimated future losses of $109.1 million. These increased reserves reflect management's current expectations of morbidity trends for the existing individual disability business. This reserve strengthening resulted in an increase to benefits to policyholders in the Consolidated Statement of Income (Loss) of $192.4 million and a decrease to net income of $125.1 million, or $1.70 per share, and $1.67 per share, for the three months and nine months ended September 30, 1994, respectively. It is not possible to predict with any certainty whether morbidity trends will be consistent with UNUM's current assumptions, or will improve or deteriorate. The current assumptions represent management's best estimates in light of present circumstances.

Net income for the three months and nine months ended September 30, 1993, reflects the increase in the federal income tax rate from 34% to 35% retroactive to January 1, 1993, which resulted in a third quarter 1993 charge of $9.7 million or $0.12 per share. For the nine months ended September 30, 1993, net income reflects one time net charges totaling $12.1 million or $0.15 per share for the cumulative effects of the adoption of Financial Accounting Standards ("FAS") No. 106 and No. 109 relating to postretirement benefits other than pensions and income taxes, respectively, as described in Note 3. Also included in net income for the nine months ended September 30, 1993, is a one time charge of $9.5 million or $0.12 per share for expenses associated with the March 26, 1993, merger of UNUM and Colonial Companies, Inc.

UNUM Corporation and Subsidiaries

During the first three quarters of 1994, UNUM's North American group long term disability results, as reported in the Employee Benefits segment, have been adversely affected through a combination of increased incidence of new claims, an increased number of large claims and low interest rates.
If the level of increased claims continues, management believes that the rate of growth of earnings for the group long term disability business and the Employee Benefits segment could be negatively affected.
To address the current claims environment, management is taking remedial actions which include implementing new risk management programs and underwriting guidelines, as well as selective price increases on new and existing business. Management periodically reviews and updates reserve estimates and assumptions with any resulting adjustments reflected in current operating results.

The interest rate environment during the past two years has reduced investment yields on new fixed income purchases, decreased the average rate used to discount claim reserve liabilities and decreased levels of investment income, despite a continued growth in invested assets. UNUM proactively reviews and adjusts investment strategies to mitigate the potential impact of increasing reserve requirements due to a declining discount rate. Management anticipates that the average investment portfolio yield will further decline, since UNUM invests its cash flows in high quality assets that currently have yields below the existing average portfolio yields.

Premiums:

Premiums for the three months and nine months ended September 30, 1994, and 1993, are summarized by segment in the table below. For the nine months ended September 30, 1994, claim block acquisitions generated one-time premium of $25.8 million for UNUM Limited, included in the Related Businesses segment, and $15.0 million for long term care included in the Retirement Security segment. For the three months and nine months ended September 30, 1993, group long term disability ("group LTD"), included in the Employee Benefits segment, acquired closed blocks of claims which generated one-time premium totaling $12.8 million and $45.4 million, respectively. Management may pursue additional claim block acquisitions in the future.

                         Three Months Ended          Nine Months Ended
                            September 30,              September 30,
(Dollars in millions)   1994    1993   Change       1994     1993    Change
Employee Benefits
 Group LTD            $242.2  $234.9    3.1 %   $  713.9 $  694.4     2.8%
 Group life             78.1    69.7   12.1        231.6    198.6    16.6
 Other                  41.5    36.7   13.1        120.4    109.0    10.5
   Total               361.8   341.3    6.0      1,065.9  1,002.0     6.4
Related Businesse      100.3    90.6   10.7        322.6    259.5    24.3
Colonial Companies     107.9    99.7    8.2        325.6    300.8     8.2
Individual Disability   87.5    79.7    9.8        254.3    229.1    11.0
Retirement Security     10.2     7.7   32.5         44.9     23.1    94.4
Other Operations         2.6     3.9  (33.3)        13.4     11.9    12.6
   Total premiums     $670.3  $622.9    7.6 %   $2,026.7 $1,826.4    11.0%

UNUM Corporation and Subsidiaries

Income (Loss) Before Income Taxes and Cumulative Effects of Accounting Changes:

Income (loss) before income taxes and cumulative effects of accounting changes for the six business segments and Corporate for the three months and nine months ended September 30, 1994, and 1993, was as follows:

                            Three Months Ended         Nine Months Ended
                               September 30,             September 30,
(Dollars in millions)     1994    1993   Change      1994    1993    Change

Employee Benefits      $  64.5  $ 57.6 $   6.9    $ 193.9  $175.7  $  18.2
Related Businesses        16.2    14.4     1.8       51.4    41.3     10.1
Colonial Companies        13.6    14.8    (1.2)      45.7    53.7     (8.0)
Individual Disability   (199.4)   19.0  (218.4)    (180.5)   49.7   (230.2)
Retirement Security        4.3     5.0    (0.7)      21.9    17.2      4.7
Other Operations           1.6     5.7    (4.1)       8.7    18.2     (9.5)
Corporate                 (5.9)   (1.8)   (4.1)     (12.2)  (15.9)     3.7
Total                  $(105.1) $114.7 $(219.8)   $ 128.9  $339.9  $(211.0)

Employee Benefits Segment:

The Employee Benefits segment reported increased income before income taxes for the three months and nine months ended September 30, 1994, as compared with the same periods in 1993. The increases were attributable to continued premium growth and expense control, coupled with favorable claims experience in the short term disability business. Partially offsetting these increases were adverse claims experience in the group LTD business. The group LTD business has experienced a higher incidence of new claims in each of the quarters of 1994, which resulted in increased benefits to policyholders. If the level of increased claims continues, management believes that the rate of growth of earnings for the group long term disability business and the Employee Benefits segment could be negatively affected. Management has identified certain geographical and occupational segments of the group LTD business which are experiencing higher than expected claims. Management continues to pursue these segments of the business for underwriting and pricing actions and is addressing the increased incidence rates and more subjective nature of the types of disability claims by implementing new and enhancing existing risk management programs. Compounding this unfavorable claims experience for the nine months ended September 30, 1994, was a decrease in the discount rate used to determine group LTD reserves, which resulted in an increase to claim reserves.

Although the group life business reported more favorable claims experience in 1994, certain portions of the business continue to experience unfavorable claims results, which management attributes to antiselection and adverse mortality. Management continues to address the antiselection that developed during 1993 by imposing more stringent underwriting requirements and by targeting specific portions of the business to pursue risk and pricing actions.

UNUM Corporation and Subsidiaries

Related Businesses Segment:

The increase in income before income taxes for the three months ended September 30, 1994, as compared with the same period in 1993, was primarily attributable to favorable claims experience in Commercial Life's specialty group accident product line, continued premium growth at UNUM Limited and increased earnings from UNUM's participation in reinsurance pools managed by Duncanson & Holt, Inc. For the nine months ended September 30, 1994, income before income taxes increased as compared with the same period in 1993, primarily due to favorable claims experience and premium growth at UNUM Limited and favorable claims experience in Commercial Life's specialty group accident product line. Due to the nature of the risks underwritten, the specialty group accident product line can exhibit claims variability. For the three months and nine months ended September 30, 1994, the effect of the exchange rate has had a negligible effect on UNUM Limited's earnings as reported in U.S. dollars.

Colonial Companies Segment:

The Colonial Companies segment reported a decrease in income before income taxes for the three months and nine months ended September 30, 1994, as compared with the same periods in 1993, which is primarily attributable to decreased realized investment gains and increased expenses, partially offset by favorable claims experience. During 1993, Colonial's investment portfolio was realigned to reflect UNUM's investment philosophy. As a result, Colonial sold higher yielding but callable investments, which resulted in more than $8.5 million in realized investment gains for the nine months ended September 30, 1993.

For the three months and nine months ended September 30, 1994, Colonial reported favorable claims experience and improved incidence rates, especially in the cancer product line. Colonial continues to shift its product mix toward products that are designed to have higher benefit ratios, lower expense ratios and better policyholder retention. Premium growth in 1994 has continued to benefit from improved persistency through enhanced customer conservation programs that have offset the impact of the weaker level of sales for the past two years.

UNUM Corporation and Subsidiaries

Individual Disability Segment:

The loss before income taxes for the Individual Disability segment for the three and nine months ended September 30, 1994, is primarily due to the $192.4 million reserve strengthening recorded in the third quarter of 1994. Excluding this reserve strengthening, for the three months and nine months ended September 30, 1994, the segment reported a loss before income taxes of $(7.0) million and income before income taxes of $11.9 million, respectively. This compares with income before income taxes of $19.0 million and $49.7 million for the same periods in 1993. During 1994, the Individual Disability segment has experienced a higher incidence of new claims and a disproportionate number of large claims that management has attributed to certain geographic and occupational segments of the business, particularly physicians. Claims experience continued to deteriorate in third quarter 1994. Management believes that changes in and consolidation of the health care delivery system in the United States and the increased prevalence of emerging and often subjective types of disabilities have contributed to increased benefit costs.

During the third quarter of 1994, management concluded that the deterioration of claims experience was not a temporary fluctuation in certain segments of the business, but was indicative of expected claim trends for the future. Unlike the group long term disability product, management has limited ability to manage the claims risk associated with non-cancelable individual disability business since UNUM is contractually unable to reprice or cancel inforce policies that have become unprofitable because of changes in claims experience that were unforeseen when the policies were sold. The combination of these factors prompted UNUM to assess the adequacy of future premiums to provide for future benefits and expenses and the assumptions used in the existing claim reserves for the Individual Disability segment. As a result, in third quarter 1994, UNUM increased the reserves for existing claims by $83.3 million and established a reserve for estimated future losses of $109.1 million. These increased reserves reflect management's current expectations of morbidity trends for the existing individual disability business, as reported in the Individual Disability segment.

It is not possible to predict with any certainty whether future morbidity trends will be consistent with UNUM's current assumptions, or will improve or deteriorate. The current assumptions represent management's best estimates in light of present circumstances.

In November 1994, UNUM signed a letter of intent with a major reinsurer to reinsure virtually all of the risk on the non-cancelable block of individual disability business in the United States. The terms of this reinsurance are being negotiated and could involve a fee. Additionally, UNUM purchased excess-of-loss reinsurance to protect UNUM from the exposure of actual claims experience exceeding levels assumed in the strengthened reserves.

UNUM Corporation and Subsidiaries

Coincident with the third quarter 1994 reserve assessment, management completed its evaluation of the structure of the individual disability products to determine if changes could be made to improve future product performance. As a result of the structural review, UNUM has announced that it will discontinue sales of the traditional, fixed price, non-cancelable product in the United States upon introduction of new individual disability products in each state. Subject to state regulatory approval, UNUM expects to introduce the new disability products to most states by early 1995. Until the new products are introduced, UNUM will further tighten underwriting rules and practices, and make other product design limitations, for sales of the existing product. As a result of these changes, management expects that sales of the Individual Disability segment will decrease significantly in 1995 from levels in 1994.

In connection with these product changes, management expects to incur costs during the fourth quarter 1994 and in 1995 to develop and market the new individual disability products. These costs could result in losses for the Individual Disability segment. Additionally, UNUM expects to record a pretax restructuring charge of approximately $10 million in the fourth quarter of 1994, which will include the severance cost of certain individual disability home office and marketing operations employees and the exit costs of certain leased facilities and equipment.

Retirement Security Segment:

Favorable interest spread margins on tax sheltered annuities have contributed to the level of income before income taxes for the three months and nine months ended September 30, 1994, and 1993. Management does not expect interest spread margins on tax sheltered annuities to continue at the same level, which may reduce future earnings for the Retirement Security segment. During 1994, UNUM implemented an investment strategy to increase investments in tax-exempt securities which has reduced income before income taxes for this segment. Although investments in tax-exempt securities resulted in increased consolidated net income, this investment strategy reduced the Retirement Security segment's income before income taxes by approximately $1.8 million and $4.6 million for the three months and nine months ended September 30, 1994, respectively.

The level of income before income taxes for the three months and nine months ended September 30, 1994, as compared with the same periods in 1993, reflects continued premium growth and expense reductions in the long term care insurance products partially offset by unfavorable claims experience. Management is implementing new underwriting guidelines to address the increased incidence of new claims in the long term care insurance products.

UNUM Corporation and Subsidiaries

Other Operations Segment:

The reduced invested asset base under management for guaranteed investment contracts ("GICs"), deposit administration contracts ("DAs") and 401(k) plans resulted in lower revenues from investment and fee income and reduced amounts of interest credited. Management expects continued decreases in the amounts of investment income and interest credited as the related GIC, DA and 401(k) contracts mature or terminate. Management expects future earnings in the Other Operations segment to decline, reflecting the run-off nature of these closed blocks of businesses. Also contributing to the decrease in income before income taxes was lower realized investment gains for the three months and nine months ended September 30, 1994, as compared with the same periods in 1993.

Corporate:

Increased operating and interest expenses for the three months ended September 30, 1994, as compared with the same quarter in 1993, contributed to the increased loss before income taxes in Corporate. For the nine months ended September 30, 1994, the decreased loss before income taxes is primarily due to decreased operating expenses partially offset by increased interest expense. Included in expenses for the nine months ended September 30, 1993, were the expenses incurred in connection with the March 26, 1993, merger of UNUM Corporation and Colonial Companies, Inc.

Income Taxes:

On August 10, 1993, legislation was enacted to increase the federal income tax rate of 34% to 35%, retroactive to January 1, 1993. FAS 109 required that deferred tax balances be adjusted for the effect of a change in tax laws or rates, and that the effect of such adjustment be recognized in income from continuing operations in the period the new legislation is enacted. The cumulative effect of this change was an increase to income tax expense in the third quarter 1993 of $9.7 million or $0.12 per share, which included $1.9 million, or $0.02 per share, for first and second quarter 1993 net income and $7.8 million, or $0.10 per share, adjustment to the deferred income tax liability. Excluding the adjustment to income tax expense for the enacted tax rate change in the third quarter of 1993, the effective tax rates were lower than the federal income tax rate of 35% in 1994 and 1993, primarily due to UNUM's investments in tax-exempt securities.

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

At September 30, 1994, the composition of UNUM's $10,325.2 million of invested assets was 76.6% fixed maturities, 11.8% mortgage loans, 1.9% real estate, 6.5% equity securities and 3.2% other invested assets.

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

UNUM Corporation and Subsidiaries

At September 30, 1994, and December 31, 1993, the fixed maturity portfolio included $265.4 million and $263.3 million of below investment grade bonds (below "Baa"), which represented 3.4% and 3.5% of the fixed maturity portfolio, respectively. These bonds had associated market values of $262.9 million and $279.1 million, respectively. Virtually all of the nonconvertible, below investment grade bonds were purchased at investment grade, but were subsequently downgraded. UNUM's investment policy is to invest in fixed maturities of investment grade quality. Selected purchases of convertible subordinated debentures, which UNUM considers to be part of its investment strategy for equity securities, have contributed to the amount of below investment grade bonds. Fixed maturity ratings are obtained from external rating agencies, and if not externally rated, are rated by UNUM internally using similar methods. Management does not expect any risks or uncertainties associated with below investment grade bonds to have a significant impact on UNUM's consolidated financial position or results of operations. The percentage of fixed maturities delinquent sixty days or more compared to total fixed maturities was 0.27% at September 30, 1994, and 0.24% at December 31, 1993.

Mortgages:

At September 30, 1994, and December 31, 1993, UNUM's mortgage loans were $1,225.0 million and $1,423.2 million, respectively. The mortgage loan portfolio, as a percentage of invested assets, has decreased to 11.8% as of September 30, 1994, from 14.1% as of December 31, 1993. This trend is anticipated to continue since prepayments and scheduled maturities for mortgages are expected to exceed the amount of new investments. Management establishes allowances for mortgage loans based upon a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. UNUM uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to target specific properties for inspection and reevaluation. The percentage of mortgage loans delinquent sixty days or more on a contract delinquency basis was 2.3% and 1.8% at September 30, 1994 and December 31, 1993, respectively.

Overall, management believes that its mortgage loan portfolio is well diversified geographically and among property types. UNUM's incidence of new problem mortgage loans has recently declined as overall economic activity has improved modestly, and many of the real estate markets in which UNUM has mortgage loans stabilized. Foreclosure activity and new reserve additions declined in 1993 and have continued to decline in 1994 from the higher levels of recent years; however, management continues to expect additional delinquencies and problem loans in the future.
Management believes the allowance provided on mortgage loans is adequate to cover probable losses as of September 30, 1994.

UNUM Corporation and Subsidiaries

During the first nine months of 1994, UNUM realized investment losses related to delinquent, restructured and problem mortgage loans of $9.0 million, as compared with $1.2 million for the same period in 1993. Delinquent and problem mortgage loans as of September 30, 1994, are not expected to have a significant impact on UNUM's liquidity and capital resources.

Real Estate:

At September 30, 1994, investment real estate and real estate held for sale amounted to $194.6 million and $28.8 million, respectively. This compares with $193.5 million of investment real estate and $24.7 million of real estate held for sale at December 31, 1993. UNUM continues to limit its real estate exposure as a percentage of invested assets through an active sales program.

Real estate which meets certain investment criteria and is intended to be held long term is carried at cost less accumulated depreciation. Real estate that has been acquired through foreclosure is valued at fair value at the date of foreclosure. Real estate held for sale is included in other assets in the Consolidated Balance Sheets and is valued net of an allowance which reduces the carrying value to the lower of fair value less estimated costs to sell, or cost. Occasionally, investment real estate is reclassified and revalued as real estate held for sale when it no longer meets UNUM's investment criteria. Additions to the allowance for probable losses related to real estate held for sale resulted in realized investment losses of $1.8 million and $17.8 million for the nine months ended September 30, 1994, and 1993, respectively.

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

UNUM Corporation and Subsidiaries

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

At September 30, 1994, UNUM had short-term and long-term debt totaling $199.9 million and $182.0 million, respectively, and had $130.5 million available for additional financing under existing revolving credit facilities. Management may decide to refinance the short-term notes payable in the future.

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

In September 1993, UNUM announced the resumption of a program to repurchase its common stock pursuant to an existing Board of Directors' resolution.
On February 11, 1994, UNUM's Board of Directors voted to expand UNUM's authorization to repurchase an additional 5.0 million shares. Since the resumption of the stock repurchase program, UNUM has acquired approximately
7.4 million shares of its common stock through September 30, 1994, in the open market at an aggregate cost of $370.1 million that was primarily funded through additional borrowings.

Ratings:

On November 7, 1994, Standard & Poor's Corporation announced that it had placed the senior debt and commercial paper ratings of UNUM Corporation and the claims-paying ability ratings for certain subsidiaries of UNUM Corporation on CreditWatch with negative implications, pending further review with UNUM management.

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

UNUM Corporation and Subsidiaries

In March 1994, Standard & Poor's Corporation assigned Colonial Life & Accident Insurance Company's claims-paying ability rating as "AA-" (Excellent).

UNUM Japan:

On June 20, 1994, the Japanese Ministry of Finance granted UNUM a provisional operating license which allows UNUM to establish a nonlife insurance company, UNUM Japan Accident Insurance Company Limited ("UNUM Japan"), to market disability products in Japan. UNUM Japan has subsequently received an official license and will be marketing long term disability products in the fourth quarter of 1994. UNUM Japan anticipates receiving licenses to sell a variety of existing short term disability, personal accident and disability-type coverages.

UNUM Japan has formed a cooperative relationship with Japan's leading short term disability insurer, Yasuda Fire & Marine Insurance Co., Ltd., to introduce UNUM Japan's long term disability products in Japan. The two companies plan to continue to work together on market and product development and will also market their own separate long term disability products.

New Accounting Pronouncements:

In October 1994, the Financial Accounting Standards Board ("FASB") issued
FAS No. 118, "Accounting by Creditors for Impairment of a Loan
- - Income Recognition and Disclosures," which amends FAS No. 114 "Accounting by Creditors for Impairment of a Loan" to allow a creditor to use existing methods for recognizing, measuring and displaying interest income on an impaired loan. Adoption of FAS 118 is not expected to have a material effect on UNUM's results of operations or financial position. UNUM is required to adopt FAS 118 by January 1, 1995.

Also in October 1994, the FASB issued FAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," which requires specific disclosures to distinguish derivative instruments held or issued for trading purposes from those held or issued for purposes other than trading. UNUM is required to adopt this standard effective December 31, 1994.

UNUM periodically uses common derivative financial instruments such as options, futures and forward contracts to hedge interest rate risk on future investments and certain payments denominated in foreign currencies. These derivative financial instruments are used to protect UNUM from the effect of market fluctuations in interest and exchange rates. UNUM does not intend to hold or issue derivative financial instruments for the purpose of trading activities. UNUM's exposure to derivative financial instruments was not significant to the consolidated financial statements at September 30, 1994.

UNUM Corporation and Subsidiaries
Form 10-Q
September 30, 1994

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K
                                                                     Page

(a) Exhibit Index

   12. Statement re:  Computation of ratio of earnings to
        fixed charges.                                                 29

   15. Letter re:  Unaudited interim financial information.            30

   27. Financial Data Schedules

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the quarter ended September 30, 1994.

UNUM Corporation and Subsidiaries
Form 10-Q
September 30, 1994

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date November 10, 1994         /s/ RODNEY N. HOOK
                               Rodney N. Hook
                               Senior Vice President
                               and Chief Financial Officer




Date November 10, 1994         /s/ STEPHEN D. ROBERTS
                               Stephen D. Roberts
                               Vice President and Corporate Controller