Form 10-K
UNUM CORP
filed 1995-03-24
CIK 795581

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994        COMMISSION FILE NUMBER 1-9254

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (207) 770-2211

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

      TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------  -------------------------------------------
Common stock, $0.10 par value              New York Stock Exchange
                                           Pacific Stock Exchange
Preferred stock purchase rights            New York Stock Exchange
                                           Pacific Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 1995, was approximately $3,044,100,000.

    As of March 10, 1995, 72,536,338 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Information from the Registrant's proxy statement dated March 28, 1995, is incorporated by reference into Part III.

    Exhibit Index appears on page

                                                 TABLE OF CONTENTS


ITEM                                                                                                                  PAGE
----                                                                                                                  ----


                                                        PART I

  1.  Business......................................................................................................
      A.  Description of Business...................................................................................
      B.  Employee Benefits Segment.................................................................................
      C.  Related Businesses Segment................................................................................
      D.  Colonial Companies Segment................................................................................
      E.  Individual Disability Segment.............................................................................
      F.  Retirement Security Segment...............................................................................
      G.  Other Operations Segment..................................................................................
      H.  Investments...............................................................................................
      I.  Risk Management and Reinsurance...........................................................................
      J.  Reserves..................................................................................................
      K.  Employees.................................................................................................
      L.  Competition...............................................................................................
      M.  Regulation................................................................................................
      N.  Participation Fund Account................................................................................
  2.  Properties....................................................................................................
  3.  Legal Proceedings.............................................................................................
  4.  Submission of Matters to a Vote of Security Holders...........................................................

                                                         PART II

  5.  Market for the Registrant's Common Equity and Related Stockholder Matters.....................................
  6.  Selected Financial Data.......................................................................................
  7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........................
  8.  Financial Statements and Supplementary Data...................................................................
  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................

                                                         PART III

 10.  Directors and Executive Officers of the Registrant............................................................
      A.  Directors of the Registrant...............................................................................
      B.  Executive Officers of the Registrant......................................................................
 11.  Executive Compensation........................................................................................
 12.  Security Ownership of Certain Beneficial Owners and Management................................................
 13.  Certain Relationships and Related Transactions................................................................

                                                         PART IV
 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................................
      Signatures....................................................................................................
      Report of Independent Accountants.............................................................................
      Report of Independent Auditors................................................................................
      Index to Financial Statement Schedules........................................................................
      Index to Exhibits.............................................................................................

                                     PART I

ITEM 1.    BUSINESS

A. DESCRIPTION OF BUSINESS

    UNUM Corporation is a Delaware corporation organized in 1985 as an insurance holding company. UNUM Corporation and subsidiaries ("UNUM") are the leading provider of group long term disability insurance ("group LTD") in the United States and the United Kingdom. UNUM is also a major provider of employee benefits, individual disability insurance and special risk reinsurance. UNUM also markets long term care and retirement income products. The operations of the following subsidiaries account for substantially all of UNUM's consolidated assets and revenues. UNUM Corporation is based in Portland, Maine and through its affiliates has operations in North America, the United Kingdom and the Pacific Rim.

    UNUM conducts its operations in the United States through a number of wholly-owned subsidiaries: UNUM Life Insurance Company of America ("UNUM America"), a Maine life insurance company licensed in 49 states and Canada, the leading provider of group disability insurance in the nation, and a provider of employee benefits, long term care and retirement products; First UNUM Life Insurance Company ("First UNUM"), a New York life insurance company; Commercial Life Insurance Company, a Wisconsin life insurance company and a leader in special risk insurance and professional association insurance marketing; Duncanson & Holt, Inc., a New York corporation and a leading accident and health reinsurance underwriting manager; Colonial Companies, Inc., a Delaware holding company; and UNUM Holding Company, a Delaware corporation. Colonial Life & Accident Insurance Company, a wholly-owned subsidiary of Colonial Companies, Inc., is the leader in payroll-deducted voluntary employee benefits offered to employees at their worksites. Through UNUM Holding Company, UNUM Corporation also owns UNUM Sales Corporation, a licensed broker-dealer incorporated in Delaware, and Claims Service International, Inc., a Delaware corporation, which provides claims administration services.

    UNUM Corporation also holds all of the outstanding capital stock of UNUM European Holding Company, which is incorporated in the United Kingdom. UNUM's United Kingdom operations are conducted by UNUM Limited, which is the United Kingdom's leader in group disability insurance and a wholly-owned subsidiary of UNUM European Holding Company, and Duncanson & Holt Europe Ltd., a wholly-owned subsidiary of Duncanson & Holt, Inc.

    UNUM's Japanese operations are conducted through a wholly-owned subsidiary, UNUM Japan Accident Insurance Company Limited ("UNUM Japan"), a Japanese non-life insurance company, which was established in 1994.

    On December 3, 1992, UNUM and Colonial Companies, Inc. ("Colonial"), signed a definitive merger agreement. On March 26, 1993, Colonial Class A common stock shareholders voted to approve the merger. Under the agreement, UNUM exchanged
0.731 shares of its common stock for each share of Colonial Class A and B common stock outstanding on March 26, 1993. UNUM issued approximately 11.4 million shares of common stock from treasury in connection with the merger. In addition, outstanding options to acquire shares of Colonial Class B common stock were converted into options to acquire shares of UNUM common stock. The merger was accounted for as a pooling of interests.

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

    Refer to Item 7 and Item 8 (Note 16) for more information.

B.  EMPLOYEE BENEFITS SEGMENT

    The Employee Benefits segment, which in 1994 accounted for 47.3% of UNUM's revenues and 129.8% of its income before income taxes, markets a range of group disability, group life and other specialty insurance products to employers.

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

    UNUM's group life insurance product provides term insurance for employees. It is marketed primarily to executive, administrative and management personnel. As reported by EMPLOYEE BENEFIT PLAN REVIEW FOR 1993, the most recent available data, UNUM was the third largest writer of group life insurance, based on number of contracts inforce.

    Group short term disability insurance ("Group STD") provides employees with insurance coverage for loss of income in the event of inability to work due to sickness or injury. Most of these policies begin providing benefits immediately for accidents or following a one week waiting period for sickness and continue providing benefits for up to 26 weeks. Group STD benefits are paid weekly and generally are limited to 60% of the employee's earned income up to a specified maximum benefit. As reported by EMPLOYEE BENEFIT PLAN REVIEW, UNUM was one of the top five providers of STD for 1993, based on premium and number of lives inforce.

    UNUM markets other employee benefits products including accidental death and dismemberment, and dental insurance. UNUM's flexible benefits product provides employees with the opportunity to allocate benefit dollars among the various combinations of employee benefits products.

    Employee Benefits' group insurance is sold primarily on a basis that permits annual repricing. This enables UNUM to adjust the pricing of its products to
more   closely  match  the   underlying  claim  experience   and  interest  rate
environment.

    UNUM markets its Employee Benefits' insurance products through a network of 33 offices in the United States and Canada, which distribute these products as well as the products offered by the Retirement Security segment, through brokers. As of December 31, 1994, these branch offices were organized into four regions and were staffed with approximately 590 management, sales, service and administrative personnel.

    Refer to Item 7 and Item 8 (Note 16) under the caption "Employee Benefits Segment" for more information.

C.  RELATED BUSINESSES SEGMENT

    The Related Businesses segment in 1994 accounted for 15.6% of UNUM's revenues and 30.4% of its income before income taxes. The Related Businesses segment includes UNUM Limited in the United Kingdom, Commercial Life Insurance Company ("Commercial Life"), and reinsurance operations including Duncanson & Holt, Inc.

    On July 2, 1990, UNUM acquired all of the outstanding shares of National Employers' Life Assurance Company Limited ("NEL"). On August 1, 1990, UNUM acquired certain remaining policyholder interests of a NEL subsidiary, N.E.L. Permanent Health Insurances Limited (now known as UNUM Limited). In the third quarter of 1990, UNUM announced plans to restructure the operations of its United Kingdom acquisition by continuing to develop the permanent health insurance (long term disability) business through UNUM Limited and by divesting the life, pension and mortgage businesses of NEL. On January 6, 1992, the NEL businesses were sold.

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

    In May 1994, UNUM Limited assumed the management of the group risk portfolio of Windsor Life Assurance Company Limited ("Windsor Life"), which included group long term disability and group life products. Windsor Life was the third largest group long term disability provider in the United Kingdom in 1993, as reported by Employers Re. International.

    Commercial Life is a leading provider of group special risk accident products, including group travel and voluntary accident insurance. Commercial Life also provides group universal life, group term life, and long term disability, along with payroll deduction programs for employees through a network of independent brokers and specialty agents. Commercial Life is a leader in the association group marketplace, offering disability income, business overhead expense, accidental death and dismemberment, hospital indemnity and term life insurance to members of professional associations.

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

    Refer to Item 7 and Item 8 (Note 16) under the caption "Related Businesses Segment" for more information.

D. COLONIAL COMPANIES SEGMENT

    The Colonial Companies segment in 1994 accounted for 13.1% of UNUM's revenues and 31.6% of its income before income taxes. Colonial Companies' principal subsidiary, Colonial Life & Accident Insurance Company ("Colonial Life"), markets a broad line of payroll-deducted, voluntary benefits to employees at their worksites. Colonial Life focuses on personal accident and sickness, life and cancer insurance plans.

    Colonial Life's accident policies generally provide benefit payments for disability income, death, dismemberment or major injury. Accident policies are designed to supplement other benefits available through Social Security, workers' compensation, and other insurance plans. Colonial Life offers a wide range of life insurance products, with universal life and whole life accounting for most of the life insurance sold. Colonial Life's cancer policies are designed to provide payments for hospitalization and scheduled medical benefits, with the amounts of such payments established by the policies. All of Colonial Life's insurance policies are issued on a nonparticipating basis.

    More than 95% of Colonial Life's premiums for 1994 were derived from policies marketed to employees at their worksites, with premiums in most cases to be collected through payroll deduction. Such policies are issued on a "guaranteed renewable for life" basis, which means that Colonial Life cannot refuse to renew any policy, but it does reserve the right on a product-by-product basis to increase premiums for inforce policies. This right to change premiums is or may be subject to various state insurance department rules, regulations and approvals.

    Since 1985, Colonial Life has marketed its accident and health products as qualified fringe benefits that can be purchased with pretax dollars as part of a flexible benefits program pursuant to Section 125 of the Internal Revenue Code. In 1994, premiums from sales to employees participating in such programs accounted for approximately 48% of total premiums. A flexible benefits program assists employers in managing their benefits and compensation packages and provides policyholders with the ability to choose the benefits that best meet their needs. Although Congress might change the tax laws to limit or eliminate fringe benefits available on a pretax basis and such a change could limit or eliminate Colonial Life's ability to continue marketing its products in this way, Colonial Life believes its products provide policyholders value, which will remain even if the tax advantages offered by flexible benefit programs are eliminated.

    Colonial Life markets its products nationwide primarily through a 5,300-member independent contractor sales force. Approximately 1,150 home office employees provide corporate administration, sales support, internal services and systems, claims processing, policyholder services, and employer services.

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

    Refer to Item 7 and Item 8 (Note 16) under the caption "Colonial Companies Segment" for more information.

E.  INDIVIDUAL DISABILITY SEGMENT

    The Individual Disability segment accounted for 12.2% of UNUM's revenues and (94.8)% of its income before income taxes in 1994. This segment's products provide coverage for loss of income for professionals, corporate executives, business owners and administrative support personnel in the event of disability. As reported in the Life Insurance Marketing Research Association's 1993 INDIVIDUAL HEALTH ISSUES AND INFORCE SURVEY for the United States, the most recent available data, UNUM was the fourth largest provider of individual disability income policies measured by premium inforce.

    UNUM announced in November 1994 that it will discontinue sales of the traditional, fixed price, non-cancellable product in the United States upon introduction of new disability products in each state. Subject to state regulatory approval, UNUM expects to introduce the new disability products to most states during the second quarter of 1995.

    Until the new products are introduced, UNUM will continue to sell individual disability products on a non-cancellable basis, with a fixed premium for the duration of the policy. The basic individual disability policy provides the insured with a portion of the earned income which is lost as a result of sickness or injury. Monthly benefits available range from 30% to 70% of the insured's earned income up to a specified maximum benefit. Various options are available that permit tailoring of an insurance policy to the specific client's needs. The most common options include the length of period before benefits are paid, the length of the benefit period, partial disability payments, and cost-of-living adjustments, college benefits and retirement benefits. UNUM also markets buy/sell and key person coverage and policies that provide reimbursement for business overhead expenses incurred during a period of disability. Individual Disability insurance premium rates are based on expected mortality, morbidity and persistency as well as assumptions concerning policy related expenses, inflation and investment income.

    UNUM currently distributes this segment's products in the United States and Canada through a branch office system of Individual Disability sales consultants, who distribute these products as well as products offered by the Retirement Security Segment, through brokers and agents. UNUM has a network of 36 Individual Disability offices in the United States that are staffed with approximately 105 management, sales, service and administrative employees.
Another 11 sales offices, staffed by approximately 39 employees, are located throughout Canada.

    Refer to Item 7 and Item 8 (Note 16) under the caption "Individual Disability Segment" for more information.

F.  RETIREMENT SECURITY SEGMENT

    The Retirement Security segment accounted for 8.0% of UNUM's revenues and 12.9% of its income before income taxes in 1994. This segment markets and services tax-sheltered annuities ("TSA"), long term care insurance and lifestyle security protection ("LSP") products.

    TSA products (Section 403(b) plans under the Internal Revenue Code) are marketed to non-profit hospitals and organizations. These contracts offer a fixed fund which provides for annual renewable guarantees of principal and interest. In addition, some TSA contracts offer variable annuity investment alternatives. These investment alternatives are mutual funds offered as subaccounts in a UNUM separate account. The mutual funds, managed by nationally recognized investment managers, include a variety of choices such as growth, balanced and stock index funds. UNUM also offers recordkeeping and reporting services to TSA contractholders.

    LSP products are marketed to employers to supplement their employees' retirement planning needs. It provides plan participants with insurance coverage for retirement savings in the event of the inability to continue retirement contributions due to death or disability.

    UNUM markets its TSA and LSP products through a network of 13 offices in the United States, which distribute these products as well as the products offered by the Employee Benefits segment, primarily through brokers.

    UNUM markets long term care insurance to employer groups, continuing care retirement communities and individuals. The group product is offered on an employer or employee paid basis, and employer groups may offer coverage to retirees, spouses, parents and grandparents, in addition to the employee. UNUM distributes long term care products in the United States through brokers and agents from the branch office system as described in the Employee Benefits and Individual Disability Segments.

    Refer to Item 7 and Item 8 (Note 16) under the caption "Retirement Security Segment" for more information.

G. OTHER OPERATIONS SEGMENT

    The Other Operations segment accounted for 3.6% of UNUM's revenues and 4.3% of its income before income taxes in 1994. This segment includes individual life insurance business of UNUM America, group medical insurance, guaranteed investment contracts ("GICs"), deposit administration accounts ("DAs"), and 401(k) plans, all of which are no longer actively marketed by UNUM.

    In the fourth quarter of 1991, UNUM announced plans to withdraw from the 401(k) market by the end of 1992. UNUM has transferred 401(k) service responsibilities to its formerly wholly-owned subsidiary, Preferred Benefits Corporation, which was sold in the second quarter of 1992.

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

    Refer to Item 7 and Item 8 (Note 16) under the caption "Other Operations Segment" for more information.

H. INVESTMENTS

    Refer to Item 7 under the caption "Investments" for more information. Additional information about UNUM's mortgage loan portfolio is provided below:

    Overall, UNUM management believes that its mortgage loan portfolio is well diversified geographically and among property types. The mortgage loan portfolio percentages by geographic region and property type at December 31, 1994, and 1993, were as follows:

                        GEOGRAPHIC REGION
                                             1994         1993
                                          -----------  -----------
New England.............................       10.6%        10.5%
Mid-Atlantic............................       17.4         16.6
Southeast...............................       15.0         16.4
Southwest...............................        8.4          7.7
Pacific.................................       15.1         16.2
North Central...........................       16.0         15.1
Farm Belt...............................        9.5          9.9
Oil Patch...............................        8.0          7.6
                                               -----        -----
    Total...............................      100.0%       100.0%
                                              -----        -----
                                              -----        -----

                          PROPERTY TYPE
                                             1994         1993
                                          -----------  -----------
Office Building.........................       26.2%        28.1%
Retail..................................       30.9         29.5
Industrial..............................       19.5         19.1
Residential.............................        7.2          6.4
Medical.................................        6.5          6.5
Nursing Home............................        2.7          3.6
Hotel/Motel.............................        5.8          5.5
Other...................................        1.2          1.3
                                               -----        -----
    Total...............................      100.0%       100.0%
                                              -----        -----
                                              -----        -----

    Mortgage loans delinquent 60 days or more on a contract delinquency basis by geographic region and property type were as follows at December 31, 1994, and 1993 (Dollars in millions):

                         GEOGRAPHIC REGION
                                                 1994       1993
                                               ---------  ---------
New England..................................  $    15.7  $    15.7
Mid-Atlantic.................................        3.5        4.6
Southwest....................................         --        2.7
Pacific......................................        0.9        3.1
North Central................................        2.2         --
                                               ---------  ---------
    Total....................................  $    22.3  $    26.1
                                               ---------  ---------
                                               ---------  ---------

                           PROPERTY TYPE
                                                 1994       1993
                                               ---------  ---------
Office Building..............................  $    22.3  $    23.4
Retail.......................................         --        2.7
                                               ---------  ---------
    Total....................................  $    22.3  $    26.1
                                               ---------  ---------
                                               ---------  ---------

    Restructured mortgage loans by geographic region and property type were as follows at December 31, 1994, and 1993 (Dollars in millions):

                         GEOGRAPHIC REGION
                                                 1994       1993
                                               ---------  ---------
New England..................................  $     3.3  $     3.4
Mid-Atlantic.................................        4.4        2.2
Southeast....................................        9.5       12.2
Pacific......................................       10.8        5.6
North Central................................       14.5       13.9
Farm Belt....................................        8.8        8.8
Oil Patch....................................       14.4       16.3
Other........................................        7.9        3.5
                                               ---------  ---------
    Total....................................  $    73.6  $    65.9
                                               ---------  ---------
                                               ---------  ---------

                           PROPERTY TYPE
                                                 1994       1993
                                               ---------  ---------
Office Building..............................  $    32.2  $    31.5
Retail.......................................       12.8        8.5
Industrial...................................        8.6        7.6
Residential..................................        7.1        6.2
Hotel/Motel..................................        2.4         --
Other........................................       10.5       12.1
                                               ---------  ---------
    Total....................................  $    73.6  $    65.9
                                               ---------  ---------
                                               ---------  ---------

    Potential problem mortgage loans are defined by UNUM as current and performing loans with which management has some concerns about the ability of the borrower to comply with present loan terms and whose book value exceeds the market value of the underlying collateral. Potential problem loans by geographic region and property type were as follows at December 31, 1994, and 1993 (Dollars in millions):

                         GEOGRAPHIC REGION
                                                 1994       1993
                                               ---------  ---------
New England..................................  $     3.4  $     6.2
Mid-Atlantic.................................        9.3       31.3
Southeast....................................        6.3        3.1
Southwest....................................        1.5        2.2
Oil Patch....................................        4.9        3.5
Pacific......................................        4.1       17.4
North Central................................        0.8       22.1
Farm Belt....................................        5.9        6.9
                                               ---------  ---------
    Total....................................  $    36.2  $    92.7
                                               ---------  ---------
                                               ---------  ---------

                           PROPERTY TYPE
                                                 1994       1993
                                               ---------  ---------
Office Building..............................  $    17.2  $    25.9
Industrial...................................         --       25.5
Retail.......................................        0.7       20.7
Residential..................................        2.2         --
Hotel/Motel..................................       11.5       18.3
Medical......................................        4.6        2.3
                                               ---------  ---------
    Total....................................  $    36.2  $    92.7
                                               ---------  ---------
                                               ---------  ---------

I.  RISK MANAGEMENT AND REINSURANCE

    Risk management, which includes product design, pricing, underwriting, reserving and benefits management, involves a determination of the type and amount of risk that an insurer is willing to accept, administration of business inforce, and control of claims. UNUM has underwriters organized within business segments who evaluate policy applications on the basis of information provided by the applicant and other sources.

    UNUM reinsures with other companies portions of the insurance policies it has underwritten. Reinsurance allows UNUM to sell policies with greater benefits than the entire risk that UNUM is willing to assume. UNUM remains liable to the insured for the payment of policy benefits if the reinsurers cannot meet their obligations under the reinsurance agreements.

    In the Employee Benefits segment, UNUM has underwriters for each major product line. Quotes for prospective customers are based on UNUM's experience with the profitability and persistency of the respective employer's risk category. The maximum group LTD and group STD monthly benefit varies, but the usual maximum monthly amount available is $35,000 and $2,500, respectively. For group life insurance products, UNUM retains up to $750,000 per individual life and reinsures the balance with other insurance carriers.

    Colonial Life has reinsurance on its cancer insurance products that provides coverage for claim payments in excess of $50,000 in any one year, per claimant, up to a lifetime maximum of $1 million per claimant.

    The financial and medical underwriting areas of UNUM Limited handle the underwriting of group and individual disability policies and group life policies. The maximum yearly benefit for group LTD is 326,000 pounds sterling. UNUM Limited retains 75,000 pounds sterling of this risk and reinsures the balance. The maximum yearly initial benefit for individual disability insurance is 125,000 pounds sterling and amounts over 40,000 pounds sterling per annum are reinsured. On group life business, UNUM Limited retains 60% of the risk up to a maximum of 150,000 pounds sterling per individual life.

    Commercial Life reinsures the risk on its accidental death and dismemberment contracts that exceed $400,000 on any one life. Commercial Life also reinsures the risk on individual, group, and franchise life contracts that exceed $250,000 on any one life.

    UNUM requires medical examinations, financial data, and other information to make a decision on the acceptability of the individual risk and to appropriately classify an applicant for individual disability insurance products. On new sales of the existing non-cancellable product, UNUM retains up to $8,000 plus 25% of amounts in excess of $8,000 basic monthly indemnity per life for personal disability coverages, $20,000 plus 25% of amounts in excess of $20,000 per life for business overhead expenses coverages and $500,000 per life for buy/sell coverages. UNUM announced in November 1994 that it will discontinue sales of the traditional, fixed price, non-cancellable product in the United States upon introduction of new disability products in each state. Subject to regulatory approval, UNUM expects to introduce new disability products to most states during the second quarter of 1995.

    UNUM (except for Colonial Life) reinsures the risk of individual life insurance contracts that exceed $425,000 on any one life. Colonial Life limits its risk for death and dismemberment benefits to $100,000 per life.

    In addition to the reinsurance arrangements above, UNUM (except for Colonial Life, UNUM Limited and Commercial Life) is covered by catastrophe reinsurance, which provides additional protection against aggregate losses in excess of $1 million up to a maximum of $100 million. This protection is activated whenever one event causes the disability and/or death of five or more people covered under UNUM's life or disability contracts. Colonial Life is covered by catastrophe reinsurance for accidental deaths totaling more than $300,000 from a single disaster, up to a limit of $5 million. UNUM Limited's group disability
business  is   partially  covered   by   catastrophe  reinsurance  of 3 million
pounds sterling for losses from one event involving more than twenty-five lives. Commercial Life is covered by catastrophe reinsurance, which provides additional protection against aggregate losses in excess of $1 million up to a
maximum of $54 million  for losses   involving   three  or more covered  lives.
Also, UNUM purchased excess-of-loss reinsurance totaling $60 million over three years through a Lloyd's of London syndicate for the non-cancellable individual disability business of UNUM America and First UNUM.

    Reinsurance premiums assumed and ceded for the year ended December 31, 1994, were $170.7 million and $112.5 million, respectively. No current or planned reinsurance activity is expected to have a significant impact on the ability of UNUM to underwrite additional insurance.

J.  RESERVES

    The reserves reported in the consolidated financial statements of UNUM Corporation and subsidiaries have been computed in accordance with generally accepted accounting principles ("GAAP") for stock life insurance companies. These reserve balances generally differ from those specified by the laws of the various states and those carried in the statutory financial statements. The differences between GAAP and statutory reserves arise from the use of different mortality, morbidity, interest, expense and lapse assumptions.

    Pursuant to insurance laws of the states of Maine, New York, South Carolina, and Wisconsin, the United Kingdom and of Japan, UNUM's insurance subsidiaries (UNUM America, First UNUM, Colonial Life, Commercial Life, UNUM Limited and UNUM Japan, respectively) set up statutory reserves, carried as liabilities, to meet obligations on their various policies. These statutory reserves are amounts which, together with premiums to be received and interest on such reserves at assumed rates, are calculated to be sufficient to meet the policy and contract obligations of UNUM's insurance subsidiaries. Pursuant to insurance laws of Canada, UNUM America has established regulatory reserves to meet the obligations of policies written in its Canadian branch.

    Statutory, GAAP and regulatory reserves are based upon UNUM's insurance subsidiaries' experience as adjusted to provide for possible adverse deviations. These estimates are periodically reviewed and compared to actual experience. The assumptions are revised when it is determined that future expected experience differs from the assumed estimates.

K.  EMPLOYEES

    At December 31, 1994, UNUM had approximately 7,200 full-time employees. UNUM does not have collective bargaining agreements with employees.

L.  COMPETITION

    The principal competitive factors affecting UNUM's business are reputation, financial strength, quality of service, risk management, product design and price. There is competition among insurance companies for the types of individual and group insurance and retirement products sold by UNUM. At the end of 1994, there were approximately 1,900 legal reserve life insurance companies in the United States and Canada and life assurance offices in the United Kingdom, which may offer insurance products similar to those marketed by UNUM. UNUM also competes with banks, investment advisors, mutual funds and other financial entities to provide products and services. All areas of group insurance are highly competitive because of the large number of insurance companies and other entities offering these products.

M. REGULATION

    UNUM's insurance subsidiaries are subject to regulation and supervision in the jurisdictions in which they do business. Although the extent of such regulation varies, U.S. state, Canadian, United Kingdom and Japanese insurance laws generally establish supervisory agencies, such as state insurance departments, the Office of the Superintendent of Financial Institutions ("OSFI"), The Department of Trade and Industry ("DTI") and the Ministry of Finance ("MOF"), respectively, with broad administrative powers. These powers relate chiefly to the granting and revocation of the licenses to transact business, and establishing reserve requirements and the form and content of required financial statements. Such powers also include the licensing of agents in the U.S. and the approval of policy forms in the U.S. and Japan. UNUM's insurance operations and subsidiaries must meet the standards and tests for its investments promulgated by insurance laws and regulations of Maine, New York, South Carolina, Wisconsin, Canada, the United Kingdom and Japan, as applicable.

    UNUM's United States domiciled insurance subsidiaries are required to file quarterly and annual statements with the various insurance departments in state jurisdictions in which they do business. These statements comply with the rules of the National Association of Insurance Commissioners ("NAIC"). UNUM's insurance subsidiaries are examined periodically by examiners of the states of Maine, New York, South Carolina and Wisconsin and of other states (on an "association" or "zone" basis) in which they are licensed to do business. UNUM's insurance branch operation in Canada is periodically examined by Canadian insurance regulatory authorities and is required to file annual reports that comply with the insurance laws of Canada and with the rules of the OSFI of the Canadian Federal government and each of the provinces. UNUM's United Kingdom subsidiary is required to file financial statements annually with the DTI, in accordance with United Kingdom law and regulation. UNUM Japan is required to file periodic financial statements with the MOF, in accordance with Japanese laws and regulations.

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

    UNUM Sales Corporation, a registered broker-dealer, is regulated by the National Association of Securities Dealers, Inc. and the Securities and Exchange Commission. It is the principal underwriter for variable annuity contracts offered by UNUM America and First UNUM.

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

    Effective  December  31,  1991,  UNUM  America  merged  with  two  of   UNUM
Corporation's wholly-owned Maine life insurance subsidiaries, UNUM Life Insurance Company ("UNUM Life") and UNUM Pension and Insurance Company ("UPIC"), with UNUM America remaining as the surviving corporation. In connection with the merger of UNUM Life and UPIC into UNUM America, UNUM Life ceased to maintain its licensing status in the State of New York effective December 31, 1991, with all future New York business being transacted by First UNUM. As a condition of New York regulatory approval, UNUM America agreed to maintain a security deposit in the State of New York equal to 102% of outstanding statutory liabilities to New York policyholders, insureds and claimants of UNUM Life. The security deposit consists of certain cash and invested assets. An initial deposit was made in February 1992 and at December 31, 1994, the required deposit was $819.2 million. UNUM America has the ability to withdraw assets from this account and to substitute other assets at its discretion. The balance of the security deposit will be reviewed and adjusted at least annually based upon the outstanding liabilities described above.

N. PARTICIPATION FUND ACCOUNT

    Participating policies issued prior to November 14, 1986, by the former Union Mutual Life Insurance Company ("Union Mutual") will remain participating as long as they remain in force. A Participation Fund Account ("PFA") has been established for the sole benefit of all of Union Mutual's individual participating life and annuity policies and contracts. At December 31, 1994, the PFA had $347.0 million in assets, which are held by UNUM America. UNUM has agreed to pay certain expenses associated with the PFA and at December 31, 1994, the reserve for the present value of such expenses was $15.9 million.

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

ITEM 2.  PROPERTIES

    UNUM owns home office property consisting of five office buildings and four service buildings located throughout the Portland, Maine area. UNUM also owns an office building in the United Kingdom, which is the home office of UNUM

Limited. The home office of the Colonial Companies is located in Columbia, South Carolina, and is also owned by UNUM. In addition, UNUM leases, on periods principally from five to ten years, office and warehouse space for use by its home office affiliates and sales forces.

ITEM 3.  LEGAL PROCEEDINGS

    In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at December 31, 1994. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position or the consolidated operating results of UNUM.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of shareholders, through solicitation of proxies or otherwise, during the fourth quarter 1994.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The principal markets in which UNUM's common stock is traded are the New York Stock Exchange and the Pacific Stock Exchange. UNUM's ticker symbol is "UNM." As of December 31, 1994, there were 25,280 shareholders of record of common stock. Information concerning restrictions on the ability of UNUM's subsidiaries to transfer funds to UNUM in the form of cash dividends is described in Item 8 (Note 14).

    The market price (as quoted by the New York Stock Exchange) and cash dividends paid, per share of UNUM's common stock, by calendar quarter for the past two years were as follows:

                                                             1994                                        1993
                                          ------------------------------------------  ------------------------------------------
                                             4Q         3Q         2Q         1Q         4Q         3Q         2Q         1Q
--------------------------------------------------------------------------------------------------------------------------------
High....................................  $  46.875  $  50.000  $  56.750  $  58.000  $  54.750  $  60.125  $  57.750  $  58.375
Low.....................................  $  35.125  $  43.000  $  44.500  $  48.000  $  47.750  $  53.250  $  51.000  $  49.250
Close...................................  $  37.750  $  46.000  $  44.750  $  52.750  $  52.500  $  54.500  $  54.000  $  56.500
Dividend Paid...........................  $   0.24   $   0.24   $   0.24   $   0.20   $   0.20   $   0.20   $   0.20   $0.16 1/2

ITEM 6. SELECTED FINANCIAL DATA

UNUM CORPORATION AND SUBSIDIARIES

SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                 Year Ended December 31,
                                                                                 -----------------------
(DOLLARS IN MILLIONS, EXCEPT PER COMMON SHARE DATA) 1994      1993        1992      1991      1990      1989      1988      1987
--------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Revenues:
Premiums and other income (expense):
   Employee Benefits                            $1,451.4  $1,362.6    $1,116.2  $1,000.0  $  909.8  $  769.3  $  723.3  $  670.5
   Related Businesses                              477.5     402.5       354.4     324.2     269.2     192.9       --        --
   Colonial Companies                              441.3     407.4       371.9     325.4     281.1     241.0     216.6     192.1
   Individual Disability                           357.5     322.5       292.9     253.4     169.4     147.2     134.7     126.1
   Retirement Security                              62.5      36.3        32.3      28.0      21.7      22.7      17.1       9.1
   Other Operations                                 16.9      25.9        29.3      41.9      74.4     108.1     162.9     229.3
   Corporate                                         0.8      --           0.8      --        (0.1)      0.2       0.1       0.9
--------------------------------------------------------------------------------------------------------------------------------
      Total premiums and other income            2,807.9   2,557.2     2,197.8   1,972.9   1,725.5   1,481.4   1,254.7   1,228.0
--------------------------------------------------------------------------------------------------------------------------------
Net investment income (expense): (a)
   Employee Benefits                               263.5     234.7       234.4     196.1     176.5     160.8     151.3     133.7
   Related Businesses                               89.6      85.5        91.6      95.3      63.5      38.3       --        --
   Colonial Companies                               32.6      41.4        35.4      38.5      25.2      26.7      22.3      19.0
   Individual Disability                            84.6      82.5        75.0      67.5      67.3      64.1      54.4      46.2
   Retirement Security                             226.9     235.5       228.8     227.8     209.6     196.8     172.4     157.6
   Other Operations                                114.4     154.0       181.6     184.9     218.0     227.8     240.7     260.6
   Corporate                                         4.2       6.2         3.9       1.5      (9.0)      6.0      20.3      19.1
--------------------------------------------------------------------------------------------------------------------------------
      Total net investment income                  815.8     839.8       850.7     811.6     751.1     720.5     661.4     636.2
--------------------------------------------------------------------------------------------------------------------------------
      Total revenues                             3,623.7   3,397.0     3,048.5   2,784.5   2,476.6   2,201.9   1,916.1   1,864.2
--------------------------------------------------------------------------------------------------------------------------------

Benefits and expenses:
   Employee Benefits                             1,457.1   1,358.2     1,128.1   1,002.2     915.6     779.7     743.5     703.7
   Related Businesses                              506.8     430.7       392.6     358.4     298.3     213.4       --        --
   Colonial Companies                              411.2     378.4       346.8     306.4     259.6     225.5     201.1     178.6
   Individual Disability                           630.3     336.0       323.3     284.2     210.8     195.0     192.3     169.8
   Retirement Security                             263.7     250.7       254.4     257.9     230.9     212.9     176.2     151.1
   Other Operations                                122.8     159.1       194.4     243.3     271.9     326.5     404.5     533.7
   Corporate                                        33.2      23.6        10.4      12.5      10.8      12.4       9.5      15.8
--------------------------------------------------------------------------------------------------------------------------------
      Total benefits and expenses                3,425.1   2,936.7     2,650.0   2,464.9   2,197.9   1,965.4   1,727.1   1,752.7
--------------------------------------------------------------------------------------------------------------------------------


                                                                                 Year Ended December 31,
                                                                                 -----------------------
(DOLLARS IN MILLIONS, EXCEPT PER COMMON SHARE DATA) 1994      1993        1992      1991      1990      1989      1988      1987
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and
 cumulative effects of accounting changes:
   Employee Benefits                               257.8     239.1       222.5     193.9     170.7     150.4     131.1     100.5
   Related Businesses                               60.3      57.3        53.4      61.1      34.4      17.8       --        --
   Colonial Companies                               62.7      70.4        60.5      57.5      46.7      42.2      37.8      32.5
   Individual Disability                          (188.2)     69.0        44.6      36.7      25.9      16.3      (3.2)      2.5
   Retirement Security                              25.7      21.1         6.7      (2.1)      0.4       6.6      13.3      15.6
   Other Operations                                  8.5      20.8        16.5     (16.5)     20.5       9.4      (0.9)    (43.8)
   Corporate                                       (28.2)    (17.4)       (5.7)    (11.0)    (19.9)     (6.2)     10.9       4.2
--------------------------------------------------------------------------------------------------------------------------------
      Total income before income taxes and
       cumulative effects of accounting changes    198.6     460.3       398.5     319.6     278.7     236.5     189.0     111.5
--------------------------------------------------------------------------------------------------------------------------------
Income taxes (credit)                               43.9     148.3       107.3      74.3      60.9      51.1      30.1      (4.7)
--------------------------------------------------------------------------------------------------------------------------------
Cumulative effects of accounting changes            --       (12.1)(b)     --        --        --        --        --        --
--------------------------------------------------------------------------------------------------------------------------------
Net income                                      $  154.7  $  299.9    $  291.2  $  245.3  $  217.8  $  185.4  $  158.9  $  116.2
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Per common share:
   Net income                                      $2.09     $3.81(b)    $3.71     $3.15     $2.73     $2.03     $1.57     $1.06
   Dividends paid                                  $0.92   $0.76-1/2  $0.62-1/2    $0.49  $0.37-1/2 $0.28-1/2    $0.23     $0.20
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------


(a) Includes investment income and net realized investment gains.
(b) Effective January 1, 1993, UNUM adopted Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," which decreased net income by $32.1 million, or $0.40 per share, and Financial Accounting Standard No. 109, "Accounting for Income Taxes," which increased net income by $20.0 million, or $0.25 per share.


UNUM CORPORATION AND SUBSIDIARIES

SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                   December 31,
                                                                                   ------------
(DOLLARS AND SHARES IN MILLIONS)    1994      1993      1992      1991      1990     1989     1988     1987     1986     1985
-----------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Assets                         $13,127.2 $12,437.3 $11,959.8 $11,310.9 $10,063.4 $9,045.7 $8,592.3 $7,783.0 $7,333.8 $6,019.0
Long-term debt                 $   182.1 $   128.6 $    77.2 $    51.5 $    77.2 $    1.5 $    1.5 $    1.7 $    1.4       --
Stockholders' equity           $ 1,915.4 $ 2,102.7 $ 2,010.9 $ 1,755.5 $ 1,490.1 $1,445.0 $1,512.3 $1,463.8 $1,471.1 $  770.0(a)
Shares outstanding                  72.4      76.0      79.1      78.2      77.4     82.0     96.8    104.2    111.4    NA(a)
Weighted average shares
   outstanding during
   the year                         74.2      78.8      78.5      77.8      79.9     91.4    101.3    109.1    NA(a)    NA(a)

-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

(a) In November 1986, UNUM converted to a stock company from a mutual company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis reviews the consolidated financial condition of UNUM at December 31, 1994, and the consolidated results of operations for the past three years and, where appropriate, factors that may affect future financial performance are identified and discussed. Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Consolidated Financial Data.

CONSOLIDATED OVERVIEW

(Dollars and shares in millions, except per share amounts, and
percentage increase (decrease) over prior year)                           1994                   1993         1992
---------------------------------------------------------------------------------------------------------------------------
REVENUES

Premiums                                                        $2,732.4    10.4%   $2,474.1       15.5%     $2,142.4
Investment income                                                  770.2    (2.6)      790.4       (2.3)        809.2
Net realized investment gains                                       45.6    (7.7)       49.4       19.0          41.5
Fees and other income                                               75.5    (9.1)       83.1       50.0          55.4
---------------------------------------------------------------------------------------------------------------------------
        Total revenues                                           3,623.7     6.7     3,397.0       11.4       3,048.5

BENEFITS AND EXPENSE                                             3,425.1    16.6     2,936.7       10.8       2,650.0
---------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECTS OF ACCOUNTING CHANGES                                   198.6   (56.9)      460.3       15.5         398.5

INCOME TAXES                                                        43.9   (70.4)      148.3       38.2         107.3
---------------------------------------------------------------------------------------------------------------------------
Income before cumulative effects of
 accounting changes                                                154.7   (50.4)      312.0        7.1         291.2

CUMULATIVE EFFECTS OF ACCOUNTING CHANGES
Income taxes                                                          --    nm          20.0       nm            --
Postretirement benefits other than pensions, net of tax               --    nm         (32.1)      nm            --
---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                      $  154.7   (48.4)%  $  299.9        3.0%     $  291.2
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

PER COMMON SHARE
Income before cumulative effects of accounting changes          $    2.09           $    3.96                $    3.71
CUMULATIVE EFFECTS OF ACCOUNTING CHANGES
Income taxes                                                          --                 0.25                       --
Postretirement benefits other than pensions, net of tax               --                (0.40)                      --
---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                      $    2.09           $    3.81                $    3.71
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

SUMMARY OF INCOME (LOSS) BEFORE INCOME TAXES
  Employee Benefits Segment                                     $  257.8     7.8%   $  239.1        7.5%     $  222.5
  Related Businesses Segment                                        60.3     5.2        57.3        7.3          53.4
  Colonial Companies Segment                                        62.7   (10.9)       70.4       16.4          60.5
  Individual Disability Segment                                   (188.2)   nm          69.0       54.7          44.6
  Retirement Security Segment                                       25.7    21.8        21.1       nm             6.7
  Other Operations Segment                                           8.5   (59.1)       20.8       26.1          16.5
  Corporate                                                        (28.2)   62.1       (17.4)      nm            (5.7)
---------------------------------------------------------------------------------------------------------------------------
    Total income before income taxes                            $  198.6   (56.9)%  $  460.3       15.5%     $  398.5
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------


nm = not meaningful or in excess of 100%



                                                                  1994                1993                     1992
BALANCE SHEET DATA
Assets                                                         $13,127.2           $12,437.3                $11,959.8
Long-term debt                                                 $   182.1           $   128.6                $    77.2
Stockholders' equity                                           $ 1,915.4           $ 2,102.7                $ 2,010.9
Shares outstanding                                                  72.4                76.0                     79.1
Weighted average shares outstanding
  during the year                                                   74.2                78.8                     78.5

---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------


CONSOLIDATED OVERVIEW

During 1994, UNUM reported decreased income before income taxes, which was primarily attributable to unfavorable claims experience in two of UNUM's largest product lines, individual disability as reported in the Individual Disability segment, and group long term disability, as reported in the Employee Benefits segment.

As further described in the Individual Disability segment, throughout 1994 UNUM's individual disability business in the United States experienced a higher incidence of new claims and a disproportionate number of larger claims that management has attributed to certain geographical and occupational segments, particularly physicians. As a result, in 1994 UNUM increased reserves for existing claims by $83.3 million and established a reserve for future estimated losses of $109.1 million. These increased reserves reflect management's current expectations for morbidity trends for the existing individual disability business, as reported in the Individual Disability segment. This reserve strengthening resulted in an increase to benefits to policyholders in the Consolidated Statement of Income of $192.4 million and a decrease to net income of $125.1 million, or $1.69 per share, for the year ended December 31, 1994. It is not possible to predict whether morbidity trends will be consistent with UNUM's current assumptions.

During 1994, UNUM's North American group long term disability results, as reported in the Employee Benefits segment, were adversely affected through a combination of increased incidence of new claims and an increased number of large claims. Management continues to address these unfavorable claim trends by increasing prices on selected new and inforce business, implementing more stringent underwriting guidelines, and strengthening risk management programs. Management believes these actions will strengthen UNUM's ability to deal with these disability claims trends into the future, and that the level of future earnings of the group long term disability product will be a function of the effectiveness of these continuing actions and the time required for these actions to take effect.

During 1994, several of UNUM's businesses were contending with various proposals to reform the health care delivery system in the United States. While proposed federal health care legislation was not enacted in 1994, structural reform is under way, which UNUM believes has and will continue to alter the medical profession, as well as the social and economic environment of the health care industry. Management believes the uncertainties as to how the health care industry will emerge from such structural reform, as well as changes in and consolidation of the health care delivery system, contributed to a higher incidence of new and larger claims for physicians.

The interest rate environment changed dramatically during 1994, as long-term interest rates rose from a more than twenty-year low experienced in 1993, along with increases in the prime lending rates and short-term rates. However, average investment yields on new fixed maturity purchases for the past two years remain below the existing average portfolio yield, which has decreased the average rate used to discount disability claim reserve liabilities and decreased levels of investment income in 1994 and 1993, despite continued growth in invested assets. Management anticipates that the average investment portfolio yield will further decline, since UNUM invests its cash flows in high quality assets that currently have yields below the existing average portfolio yields.

Economic indicators at the end of 1994 and in early 1995 were predicting modest growth in 1995 for UNUM's major markets: the United States, Canada and the United Kingdom. In February 1995, the Federal Reserve Board tightened credit policy, due to continued concerns about inflation, by raising the federal funds rate to 6%, the highest level in four years. This represents an increase of three full percentage points since the Federal Reserve Board started raising rates in February 1994. Also in 1994, the central banks in Canada and the United Kingdom increased interest rates. During 1994, long-term yields increased; however, since long-term yields are based on market dynamics, management cannot predict the impact of a higher short-term rate on future long-term yields.

The increase in income before income taxes in 1993 was primarily due to expense management, favorable claims experience in the Individual Disability segment and unusually favorable interest spread margins on tax sheltered annuities in the Retirement Security segment. Expenses of $9.6 million, or $0.12 per share, incurred in connection with the merger of UNUM and Colonial Companies, Inc., included in Corporate, and unfavorable group life claims experience in the Employee Benefits segment partially offset these results.

ACCOUNTING CHANGES

Effective January 1, 1994, UNUM adopted Financial Accounting Standard ("FAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which specified the accounting and reporting for certain investments in equity securities and for all investments in debt securities. UNUM adopted the provisions of FAS 115 for these investments held as of or acquired after January 1, 1994. Upon the adoption of FAS 115, UNUM increased unrealized gains on available for sale securities included in stockholders' equity on January 1, 1994, by $41.8 million (net of deferred taxes of $22.5 million) to reflect the unrealized holding gains on fixed maturities classified as available for sale which were previously carried at amortized cost. In accordance with FAS 115, prior year consolidated financial statements have not been restated to reflect the change in accounting principle. The adoption of FAS 115 did not affect 1994 net income.

Included in 1993 net income were the cumulative and incremental effects of the adoption of FAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," and FAS No. 109, "Accounting for Income Taxes."

Effective January 1, 1993, UNUM adopted FAS 106, which changed the method for recognition of the cost of postretirement benefits other than pensions from a cash basis to an accrual basis over the years in which employees render the related services. UNUM elected to recognize the FAS 106 liability at January 1, 1993, of $48.8 million as a cumulative effect of an accounting change which decreased net income by $32.1 million, or $0.40 per share, in 1993. The incremental effect of FAS 106 for 1993 was increased operating expenses of approximately $6.0 million from 1992.

Also effective January 1, 1993, UNUM adopted FAS 109, which changed the method for calculating and reporting deferred income taxes in the financial statements from the deferred method to the liability method. The cumulative effect of this accounting change amounted to a $20.0 million increase, or $0.25 per share, in 1993 net income.

UNUM also adopted FAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," effective January 1, 1993, which resulted in an increase in other assets of $80.0 million and a corresponding increase in future policy benefits and unpaid claims and claim expenses, but did not affect 1993 net income.

INCOME TAXES

Effective tax rates, which reflect income tax expense as a percentage of pretax income, were 22.1%, 32.2% and 26.9% for 1994, 1993 and 1992, respectively. The significant reduction in the effective tax rate for 1994 resulted primarily from reduced pretax earnings. Reported income tax expense was below the federal statutory tax rate of 35% for 1994 and 1993, and 34% for 1992, primarily due to tax savings from investments in tax-exempt securities. Although investments in tax-exempt securities result in increased consolidated net income, these investments reduce UNUM's business segments' income before income taxes.

In 1993, UNUM's growth in pretax income outpaced the growth of income from tax-exempt securities, which resulted in an increased effective tax rate. On August 10, 1993, legislation was enacted to increase the federal corporate income tax rate of 34% to 35%, retroactive to January 1, 1993. The change in tax rates resulted in a $7.8 million, or $0.10 per share, charge related to the adjustment of deferred tax liabilities. Excluding the adjustment to deferred income tax expense of $7.8 million for the enacted tax rate change, the 1993 effective tax rate would have been 30.5%.

EMPLOYEE BENEFITS SEGMENT


(Dollars in millions and percentage increase (decrease)
over prior year)                                                    1994                          1993                1992
--------------------------------------------------------------------------------------------------------------------------
REVENUES
Premiums
   Group LTD                                                 $  966.1       3.5%         $  933.4     20.4%       $  775.2
   Group life insurance                                         312.3      14.8             272.0     28.2           212.2
   Other employee benefits                                      162.2      10.0             147.4     22.2           120.6
--------------------------------------------------------------------------------------------------------------------------
      Total premiums                                          1,440.6       6.5           1,352.8     22.1         1,108.0

Investment income                                               229.2       8.2             211.9      5.4           201.0
Net realized investment gains                                    34.3      50.4              22.8    (31.7)           33.4
Fees and other income                                            10.8      10.2               9.8     19.5             8.2
--------------------------------------------------------------------------------------------------------------------------
      Total revenues                                          1,714.9       7.4           1,597.3     18.3         1,350.6

BENEFITS AND EXPENSES
Benefits to policyholders                                     1,117.0       9.7           1,018.3     26.0           808.0
Operating expenses                                              290.9       2.2             284.6      9.7           259.5
Commissions                                                     108.0      10.3              97.9     10.7            88.4
Increase in deferred policy
  acquisition costs                                             (58.8)     38.0             (42.6)    53.2           (27.8)
--------------------------------------------------------------------------------------------------------------------------
      Total benefits and expenses                             1,457.1       7.3           1,358.2     20.4         1,128.1
--------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                   $  257.8       7.8%         $  239.1      7.5%       $  222.5

--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

Sales (annualized new premiums)
   Group LTD                                                 $  218.0                    $  196.2                 $  160.0
   Group life insurance                                      $   91.2                    $   89.4                 $   77.6
   Other employee benefits                                   $   63.6                    $   52.9                 $   46.7
Persistency (premiums)
   Group LTD                                                     84.0%                       88.7%                    90.3%
   Group life insurance                                          84.8%                       89.2%                    89.2%
Benefit ratio (% of premiums)                                    77.5%                       75.3%                    72.9%
Operating expense ratio (% of premiums)                          20.2%                       21.0%                    23.4%
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

EMPLOYEE BENEFITS SEGMENT

The Employee Benefits segment includes group long term disability ("group LTD"), group life and other employee benefits products including short term disability, accidental death and dismemberment and dental insurance, which are sold by UNUM Life Insurance Company of America ("UNUM America") and First UNUM Life Insurance Company ("First UNUM").

Increased sales and selected price increases on new and inforce cases contributed to the premium growth of 6.5% in the Employee Benefits segment in 1994. Rate increases to address unfavorable experience on selected segments of the inforce business contributed to the decline in both the group LTD and group life premium persistency rates in 1994. In general, case terminations resulting from rate increases have occurred in less profitable segments of these businesses. Management expects to continue to seek inforce case rate increases, as appropriate, given claims experience, to improve profitability. However, such rate actions may increase case terminations and decrease persistency rates for these businesses. In 1994 and 1993, group LTD was active in acquiring closed blocks of claims which generated one-time premiums totaling $8.6 million and $58.3 million, respectively. Management intends to pursue additional claim block acquisitions in the future.

The 22.1% premium growth in 1993 reflected record sales in all of the Employee Benefits segment's product lines. Premium growth also reflected selected price increases, acquisitions of closed blocks of claims, and slight growth of the employment and salary levels for group LTD's existing customer base. Renewal rate actions for group LTD had a minimal impact on the premium persistency rate for 1993.

During 1994, the group LTD business experienced a higher incidence of new claims and an increased number of large claims, which were the primary causes of the increased benefit ratio for the Employee Benefits segment from 1993. Management has identified a number of geographical and occupational segments of the group LTD business which are experiencing higher than expected claims. Management continues to pursue these segments of the business for underwriting and pricing actions, and is addressing increased incidence rates, lower recovery rates, and the more subjective nature of the types of disability claims by implementing new, and enhancing existing, risk management programs.

Group LTD earnings in 1994 were also adversely affected by a decrease in the discount rate used to determine reserves, from 9.34% at December 31, 1993, to 9.18% at December 31, 1994, which resulted in an increase to claim reserves. The discount rate is a composite yield of assets specifically matched with the group LTD reserves. Management expects the discount rate will further decline, since current cash flows are invested in high quality assets at current yields, which are below the composite yields of the existing assets purchased in prior years. UNUM has increased prices on both existing and new business in order to mitigate the impact of the interest rate environment.

Reserves for unpaid claims are estimates based on UNUM's historical experience and other actuarial assumptions, which consider the effects of current developments, anticipated trends, risk management programs and renewal actions. Many factors affect actuarial calculations of claim reserves, including but not limited to interest rates, and current and anticipated incidence rates, recovery rates, and economic and societal conditions. Reserve estimates and assumptions are periodically reviewed and updated with any resulting adjustments to reserves reflected in current operating results. Given the complexity of the reserving process, the ultimate liability may be more or less than such estimates indicate.

During 1994, management implemented and strengthened various risk management programs to address the unfavorable claims trends experienced in group LTD. In addition to the selected price increases on new and inforce business, more stringent underwriting practices, and reducing benefit options for certain segments of the business, management has established special units to address specific aspects of disability claims, including complex and fraudulent claims. Additionally, management has implemented new group LTD contract provisions which provide risk management features and claimant rehabilitation incentives. Also, management continually reviews the benefits management process to identify and strengthen risk management policies and procedures.

Management believes these underwriting, pricing and risk management actions will strengthen UNUM's ability to deal with these disability claims trends into the future, and that the level of future earnings of the group LTD product will be a function of the effectiveness of these continuing actions and the time required for these actions to take effect.

The group life business reported favorable claims experience in 1994. Management continues to address higher than expected claims in certain portions of the business by imposing more stringent underwriting requirements and increasing prices. Management believes these actions improved overall claims experience for group life products in 1994.

The ratio of operating expenses to premiums was 20.2%, 21.0%, and 23.4% in 1994,
1993 and 1992, respectively.   The decreases in 1994 and 1993 were attributable
to continued efforts to manage expense growth and increased premium from claim block purchases in 1993, which do not have proportionally higher expenses. Deferred policy acquisition costs increased in 1994 and 1993 due primarily to deferrals of higher marketing costs associated with increased sales and renewal activity.

In summary, the improvement in income before income taxes for the Employee Benefits segment in 1994 was primarily due to favorable claims experience in the group life and short term disability businesses, a lower operating expense ratio, and increased realized investment gains, which were partially offset by unfavorable claims experience in the group LTD business. Strong premium growth and a lower operating expense ratio, which were partially offset by unfavorable claims experience in the group life business and lower realized investment gains, resulted in increased income before income taxes for 1993 as compared with 1992.

RELATED BUSINESSES SEGMENT


(Dollars in millions and percentage increase (decrease)
over prior year)                                                    1994                          1993                1992
--------------------------------------------------------------------------------------------------------------------------

REVENUES
Premiums                                                     $  434.0      22.8%         $  353.4      4.9%       $  336.8
Investment income                                                88.8       8.2              82.1     (6.2)           87.5
Net realized investment gains                                     0.8     (76.5)              3.4    (17.1)            4.1
Fees and other income                                            43.5     (11.4)             49.1       nm            17.6
--------------------------------------------------------------------------------------------------------------------------
      Total revenues                                            567.1      16.2             488.0      9.4           446.0

BENEFITS AND EXPENSES
Benefits to policyholders                                       333.2      24.0             268.7      2.3           262.7
Operating expenses                                              127.3       3.6             122.9     30.1            94.5
Commissions                                                      53.1      13.5              46.8      9.1            42.9
Increase in deferred policy
 acquisition costs                                               (6.9)    (12.7)             (7.9)     3.9            (7.6)
Interest expense                                                  0.1     (50.0)              0.2       nm             0.1
--------------------------------------------------------------------------------------------------------------------------
      Total benefits and expenses                               506.8      17.7             430.7      9.7           392.6

--------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                   $   60.3       5.2%         $   57.3      7.3%       $   53.4

--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

Benefit ratio (% of premiums)                                    76.8%                       76.0%                    78.0%

--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------


nm = not meaningful or in excess of 100%

RELATED BUSINESSES SEGMENT

The Related Businesses segment includes: UNUM Limited, the United Kingdom's leader in group disability insurance; Commercial Life Insurance Company ("Commercial"), a leader in special risk insurance and professional association insurance marketing; and Reinsurance Operations, which includes Duncanson & Holt, Inc. ("D&H"), a leading accident and health reinsurance underwriting manager, and other special risk reinsurance operations.

UNUM LIMITED
The depressed economic environment that affected the United Kingdom in 1992 and 1993 experienced a modest recovery in 1994, which positively affected UNUM Limited's ability to sell long term disability insurance. UNUM Limited experienced strong premium growth in 1994 as sales increased and persistency rates improved. Also in 1994, claim block acquisitions generated one-time premium of $25.8 million. A reallocation of capital from UNUM Limited in 1992, and a decreasing interest rate environment, resulted in decreased investment income for the Related Businesses segment in 1993.

UNUM Limited experienced favorable claims levels for most of 1994, which improved the benefit ratio from 1993. However, in late 1994, UNUM Limited incurred unfavorable claims experience, which management is evaluating to determine the need for pricing actions, changes in underwriting standards or risk management programs. If the unfavorable claims experience that developed in late 1994 were to continue, UNUM Limited's earnings could be negatively affected. Due to the nature of the risks insured and the relative size of the U.K. block of business, UNUM Limited's operating results can exhibit claims variability. Investment in administrative procedures and systems was the primary reason for increased operating expenses in 1993.

On April 1, 1995, the United Kingdom's new Social Security (Incapacity for Work) Act of 1994 will be effective, and will shift a greater financial responsibility for disability benefits from the U.K. government to the private sector. Management believes this legislation will increase awareness of the need for disability insurance and expand the U.K. insurance market for long term disability products, which could favorably affect UNUM Limited's sales.
However, it is unclear when the effects of this legislation will be evidenced.

During 1994, the U.S. dollar weakened slightly against the British pound sterling, increasing UNUM Limited's earnings as reported in U.S. dollars. This reversed the trend in 1993 and 1992 when the U.S. dollar strengthened against the British pound sterling, decreasing earnings as reported in U.S. dollars. The weighted average exchange rate was approximately $1.53, $1.51 and $1.78 for the years ended December 31, 1994, 1993 and 1992. At December 31, 1994, the spot rate had increased to $1.56.

COMMERCIAL
Increased sales across all lines of Commercial's businesses in 1994 benefited premium growth, which was partially offset by higher than expected case terminations. The 1994 benefit ratio was driven by favorable experience in the special risk product line, offset by unfavorable claims experience in the association group disability business within certain occupational groups and geographical areas. Management is implementing rate increases and stronger underwriting policies to mitigate this unfavorable claims experience. The decrease in the benefit ratio in 1993 was primarily due to more favorable claims experience in the association group disability business. Due to the nature of the risks underwritten and relative size of the block of business, Commercial's special risk products can exhibit claims variability.

REINSURANCE OPERATIONS
In 1994, Reinsurance Operations had unfavorable claims experience in certain reinsurance pools and decreased fee income for D&H due to increased competition and contract terminations. Fee income and operating expenses increased in the Related Businesses segment in 1993 due to the full year inclusion of D&H, which was acquired in third quarter 1992.

SUMMARY
Income before income taxes increased in 1994 for the Related Businesses segment, primarily due to strong premium growth and favorable claims experience at UNUM Limited, partially offset by unfavorable claims experience in Commercial's association group disability business and in certain reinsurance pools. The principal reason for the increase in income before income taxes for the Related Businesses segment in 1993 was the inclusion of D&H results for a full year, which was partially offset by less favorable earnings for UNUM Limited due to a lower weighted average exchange rate.

COLONIAL COMPANIES SEGMENT


(Dollars in millions and percentage increase (decrease)
over prior year)                                                      1994                        1993                1992
--------------------------------------------------------------------------------------------------------------------------
REVENUES
Premiums                                                     $  439.1       8.7%         $  403.9     10.8%       $  364.6
Investment income                                                30.9       3.7              29.8     (0.3)           29.9
Net realized investment gains                                     1.7     (85.3)             11.6       nm             5.5
Fees and other income                                             2.2     (37.1)              3.5    (52.1)            7.3
--------------------------------------------------------------------------------------------------------------------------
      Total revenues                                            473.9       5.6             448.8     10.2           407.3

BENEFITS AND EXPENSES
Benefits to policyholders                                       221.1       6.6             207.5     10.4           187.9
Interest credited                                                 5.0      19.0               4.2     16.7             3.6
Operating expenses                                              107.1      13.7              94.2      1.0            93.3
Commissions                                                      96.7       4.3              92.7      8.0            85.8
Increase in deferred policy acquisition costs                   (18.7)     (7.9)            (20.3)   (15.1)          (23.9)
Interest expense                                                   --    (100.0)              0.1       --             0.1
--------------------------------------------------------------------------------------------------------------------------
      Total benefits and expenses                               411.2       8.7             378.4      9.1           346.8
--------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                  $    62.7     (10.9)%       $    70.4     16.4%       $   60.5


--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

Sales (annualized first month's premiums)                   $   183.1                   $   171.4                 $  179.7
Benefit ratio (% of premiums)                                    50.4%                       51.4%                    51.5%
Operating expense ratio (% of premiums)                          24.4%                       23.3%                    25.6%

--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

nm = not meaningful or in excess of 100%

COLONIAL COMPANIES SEGMENT

The Colonial Companies segment includes Colonial Life & Accident Insurance Company and affiliates, which offer payroll-deducted, voluntary employee benefits to employees at their worksites. The Colonial Companies segment ("Colonial") markets accident and sickness, cancer, and life insurance products primarily through independent sales representatives.

In 1994, Colonial experienced an increase in sales, which was attributed to increased productivity from the sales organization and the offering of a number of new products. In 1993, Colonial experienced a slight decrease in sales, which management attributed to uncertainty in the marketplace as to the types of coverage that would be included in health care reform proposals. Management does not feel that 1994 sales were as negatively affected by health care reform fears, as the focus shifted away from legislative health care restructuring toward private market restructuring. Additionally, management views health care reform as an opportunity for UNUM by allowing Colonial to leverage its expertise in worksite marketing, since the workplace is considered to be a primary means of access to insurance benefits in the developing healthcare environment. While premium growth slowed in 1994, enhanced customer conservation programs have partially offset the weaker sales levels in 1993 and 1992 by improving persistency.

Realized investment gains for 1993 include approximately $8.5 million of gains associated with Colonial's sales of higher yielding but callable investments to realign its investment portfolio with UNUM's investment philosophy. Fees and other income for 1992 reflect $4.0 million received from the settlement of a lawsuit against a competitor.

Colonial's benefit ratio improved to 50.4% in 1994 from 51.4% in 1993. The lower 1994 benefit ratio was driven by favorable claims experience and improved incidence rates in most product lines, particularly in the cancer product line. Management expects the benefit ratio to increase in the future as Colonial continues to shift its product mix toward products with higher benefit ratios, lower expense ratios and better persistency.

During 1994, the expense ratio increased because of higher than expected costs associated with a sales organization realignment and litigation expenses, which were partially offset by continued expense control efforts. The decline in 1993's expense ratio reflected management's efforts to control expenditures and improve operational efficiencies.

Income before income taxes decreased in 1994 primarily because of reduced realized investment gains and increased expenses, partially offset by favorable claims experience. For 1993, Colonial's income before income taxes increased primarily through continued expense control and a higher level of realized investment gains attributed to the investment portfolio realignment.

INDIVIDUAL DISABILITY SEGMENT


(Dollars in millions and percentage increase (decrease)
over prior year)                                                    1994                          1993                1992
--------------------------------------------------------------------------------------------------------------------------
REVENUES
Premiums                                                     $  346.8      11.2%         $  312.0     10.6%       $  282.2
Investment income                                                77.0       3.2              74.6      5.5            70.7
Net realized investment gains                                     7.6      (3.8)              7.9     83.7             4.3
Fees and other income                                            10.7       1.9              10.5     (1.9)           10.7
--------------------------------------------------------------------------------------------------------------------------
      Total revenues                                            442.1       9.2             405.0     10.1           367.9

BENEFITS AND EXPENSES
Benefits to policyholders                                       487.2        nm             212.0      3.7           204.4
Operating expenses                                              122.3      18.2             103.5      3.5           100.0
Commissions                                                      82.5       9.1              75.6      6.0            71.3
Increase in deferred policy acquisition costs                   (61.7)     12.0             (55.1)     5.2           (52.4)
--------------------------------------------------------------------------------------------------------------------------
      Total benefits and expenses                               630.3      87.6             336.0      3.9           323.3
--------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                            $ (188.2)      nm%          $   69.0    54.7%        $   44.6

--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

Sales (annualized new premiums)                              $   65.8                    $   63.2                 $   60.1
Persistency (premiums)                                           92.4%                       92.1%                    91.7%
Benefit ratio (% of premiums)                                   140.5%                       67.9%                    72.4%
Operating expense ratio (% of premiums)                          35.3%                       33.2%                    35.4%

--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

nm = not meaningful or in excess of 100%

INDIVIDUAL DISABILITY SEGMENT

The Individual Disability segment includes disability income products sold in the United States and Canada through UNUM America and First UNUM, as well as private label agreements through these companies.

The loss before income taxes of $(188.2) million for the Individual Disability segment for 1994 is primarily due to the $192.4 million reserve strengthening recorded in the third quarter of 1994 and a $12.3 million restructuring charge incurred in the fourth quarter as a result of the decision to stop selling non-cancellable disability income policies in the United States. During 1994, the Individual Disability segment experienced a higher incidence of new claims and a disproportionate number of large claims that management has attributed to certain geographic and occupational segments of the business, particularly physicians. Management believes that changes in and consolidation of the health care delivery system in the United States and the increased prevalence of emerging and often subjective types of disabilities have contributed to increased benefit costs.

During the third quarter of 1994, management concluded that the deterioration of claims experience was not a temporary fluctuation in certain segments of the business, but was indicative of expected claim trends for the future. Unlike the group long term disability product, management has limited ability to manage the claims risk associated with non-cancellable individual disability business, since UNUM is contractually unable to reprice or cancel inforce policies that have become unprofitable because of changes in claims experience that were unforeseen when the policy was sold. The combination of these factors prompted UNUM to assess the adequacy of future premiums to provide for future benefits and expenses and the assumptions used in the existing claim reserves for the Individual Disability segment. As a result, in third quarter 1994, UNUM increased reserves for existing claims by $83.3 million and established a reserve for estimated future losses of $109.1 million. These increased reserves reflect management's current expectations for morbidity trends and record the estimated future losses for the existing individual disability business, as reported in the Individual Disability segment.

It is not possible to predict whether future morbidity trends will be consistent with UNUM's current assumptions. During the fourth quarter of 1994, excess-of-loss reinsurance totaling $60 million over three years was purchased through a Lloyd's of London syndicate to cover UNUM's exposure to claims exceeding levels assumed in the strengthened reserves. Management continues to evaluate its financial options for this business, including reinsurance opportunities.

UNUM announced in November 1994 that it will discontinue sales of the traditional, fixed price, non-cancellable product in the United States upon introduction of new disability products in each state. Subject to state regulatory approval, UNUM expects to introduce the new disability products to most states during the second quarter of 1995. In connection with these product changes, management expects to incur costs during 1995 to develop and market the new individual disability products.

UNUM has further tightened underwriting rules and practices, and made other product design limitations for the interim sales of the existing product. As a result of the tightened underwriting of the existing product and the time needed to develop the new products, management expects that sales of the Individual Disability segment will decrease significantly in 1995 from levels in 1994.

UNUM is in continuing discussions with its private label partners as it develops the new disability products to determine the future course of its private label agreements. Private label agreements allow other insurance companies to market UNUM's individual disability product under their own names.

In the fourth quarter of 1994, UNUM recorded a pretax charge of $12.3 million related to the restructuring of the individual disability business and resulting consolidation of home office operations in UNUM America, which was comprised of $7.1 million for severance costs for 150 field and 150 home office employees and $5.2 million for exit costs of certain leased facilities and equipment, expiring through 1998. The severance costs are expected to be paid by the end of 1995.

The increase in income before income taxes for the Individual Disability segment in 1993 from 1992 was primarily due to more favorable claims experience and continued expense management.

RETIREMENT SECURITY SEGMENT


(Dollars in millions and percentage increase (decrease)
over prior year)                                                    1994                          1993                1992
----------------------------------------------------------------------------------------------------------------------------
REVENUES
Premiums                                                       $   56.0      75.0%         $   32.0     17.6%       $   27.2
Investment income                                                 225.4      (3.6)            233.8      0.3           233.0
Net realized investment gains (losses)                              1.5     (11.8)              1.7      nm             (4.2)
Fees and other income                                               6.5      51.2               4.3    (15.7)            5.1
-----------------------------------------------------------------------------------------------------------------------------
      Total revenues                                              289.4       6.5             271.8      4.1           261.1

BENEFITS AND EXPENSES
Benefits to policyholders                                          53.7      69.4              31.7     --              31.7
Interest credited                                                 158.4      (3.9)            164.9     (8.4)          180.0
Operating expenses                                                 47.1     (11.5)             53.2     43.4            37.1
Commissions                                                        14.5      15.1              12.6     41.6             8.9
Increase in deferred policy acquisition costs                     (10.0)    (14.5)            (11.7)     nm             (3.3)
-----------------------------------------------------------------------------------------------------------------------------
      Total benefits and expenses                                 263.7       5.2             250.7     (1.5)          254.4
-----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                     $   25.7      21.8%         $   21.1       nm%       $    6.7
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

Invested assets under management, at end of period             $3,065.0                    $3,033.0                 $2,929.9

-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------


nm = not meaningful or in excess of 100%

RETIREMENT SECURITY SEGMENT

The Retirement Security segment includes tax sheltered annuities ("TSAs"), long term care insurance, and beginning in 1993, lifestyle security protection products, all of which are marketed by UNUM America and First UNUM.

During 1994 and 1993, UNUM offered the holders of certain types of TSA contracts the opportunity to modify such contracts. The proposed contract amendments provide for UNUM to increase the minimum guaranteed credited rates in return for contractholders relinquishing the right to make lump-sum withdrawals without an associated fee. As expected, certain contractholders elected to withdraw their funds rather than convert to the modified contract provisions, which affected the overall growth of invested assets under management. Management expects these types of withdrawals to continue, which may affect future growth of invested assets under management for TSAs.

During 1994, UNUM implemented an investment strategy to increase investments in tax-exempt securities which has reduced income before income taxes for the segment. Although investments in tax-exempt securities resulted in increased consolidated net income, this investment strategy reduced the Retirement Security segment's income before income taxes by approximately $6.7 million in 1994. In addition, the low interest rate environment during the past two years has reduced the investment yields on TSA assets. As a result of these factors, investment income decreased by $8.4 million and increased by only $0.8 million, during 1994 and 1993, respectively.

As interest rates declined in 1993, the rate and level of interest credited to TSA contractholders declined as well. Despite a rising interest rate environment in 1994, the level of interest credited to TSA contractholders continued to decline. As a result, the TSA business experienced unusually favorable interest spread margins in 1994 and 1993. In 1994, 1993 and 1992, the amount of interest credited to funds on deposit amounted to 70.3%, 70.5%, and 77.3% of investment income, respectively. Management does not expect interest spread margins experienced by TSAs in 1994 and 1993 to continue at the same level, which may reduce future earnings for the Retirement Security segment.

Management believes the failure of the last Congress to pass health care reform legislation positively affected long term care insurance products, which experienced premium and sales growth during 1994 after lower than expected growth in 1993 due to the announcement of President Clinton's health care reform proposal that included long term care coverage. During 1994, block acquisitions generated one-time net premiums for long term care insurance products of $15.0 million. Management may pursue additional block acquisitions in the future. Long term care insurance products experienced an increased incidence of new claims during 1994, which management has addressed by implementing new underwriting guidelines.

Income before income taxes increased in 1994 reflecting continued premium growth and expense reductions in the long term care insurance products partially offset by unfavorable claims experience. Additionally, during 1994 UNUM continued its investment in the development of long term care and lifestyle security protection products, and in a TSA business initiative which management expects will improve customer acquisition and service functions as well as reduce future operating expenses. Unusually favorable interest spread margins on tax sheltered annuities were the primary reason for increased income before income taxes in 1993.

OTHER OPERATIONS SEGMENT


(Dollars in millions and percentage increase (decrease)
over prior year)                                                       1994                       1993                1992
----------------------------------------------------------------------------------------------------------------------------
REVENUES                                                         $131.3     (27.0)%          $179.9    (14.7)%        $210.9
BENEFITS AND EXPENSES
Benefits to policyholders                                          35.9      (4.3)             37.5     (1.1)           37.9
Interest credited                                                  79.3     (29.1)            111.9    (22.7)          144.8
Operating expenses                                                  5.7      (5.0)              6.0    (11.8)            6.8
Commissions                                                         1.1      (8.3)              1.2    (25.0)            1.6
Decrease in deferred policy acquisition costs                       0.8     (68.0)              2.5    (24.2)            3.3
----------------------------------------------------------------------------------------------------------------------------
      Total benefits and expenses                                 122.8     (22.8)            159.1    (18.2)          194.4
----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                       $  8.5     (59.1)%          $ 20.8     26.1%         $ 16.5
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

OTHER OPERATIONS SEGMENT

The Other Operations segment includes individual life insurance business of UNUM Life Insurance Company of America, group medical insurance, guaranteed investment contracts ("GICs"), deposit administration accounts ("DAs"), and 401(k) plans, all of which are no longer actively marketed by UNUM.

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

During 1992, UNUM released the remaining restructuring reserve for the costs of withdrawal from the 401(k) business since actual costs were less than expected, resulting in increased pretax income of $5.3 million. The gain associated with the release of this restructuring reserve reduced operating expenses in the 1992 Consolidated Statement of Income.

CORPORATE



(DOLLARS IN MILLIONS)               1994           1993                 1992
------------------------------------------------------------------------------
Loss before income taxes            $(28.2)        $(17.4)              $(5.7)
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Corporate includes transactions that are generally non-insurance related, expenses incurred in conjunction with UNUM's long-term strategic investment in Japan and interest expense on corporate borrowings. The increased loss before income taxes in 1994 in Corporate was primarily due to increased interest expense and increased costs related to the investment in Japan. The increased loss before income taxes in 1993 was primarily due to the expenses incurred in connection with the March 26, 1993, merger of UNUM Corporation and Colonial Companies, Inc., decreased interest income and increased investment in Japan.

UNUM JAPAN

On June 20, 1994, the Japanese Ministry of Finance granted UNUM a provisional operating license which allowed UNUM to establish a non-life insurance company, UNUM Japan Accident Insurance Company Limited ("UNUM Japan"), to market disability and other accident products in Japan. UNUM Japan has subsequently received an official license and began selling group long term disability products in the fourth quarter of 1994, with the first policies effective January 1, 1995.

UNUM Japan formed a cooperative relationship with Japan's leading short term disability insurer, Yasuda Fire & Marine Insurance Co., Ltd. to develop the new long term disability products and introduce them in Japan. The two companies continue to work together on market and product development and will also market their own separate long term disability products. UNUM expects to continue incurring costs to develop UNUM Japan's distribution network, advertising and risk management programs.

INVESTMENTS

UNUM has a fairly conservative investment philosophy, with a portfolio that is concentrated in investment grade bonds. UNUM evaluates total expected return after consideration of all associated expenses and losses, within criteria established for each product line. Product line investment strategies are developed to complement business risks by meeting the liquidity and solvency requirements of each product. UNUM purchases assets whose maturities, expected cash flows and prepayment conditions are consistent with these strategies. The nature and quality of the types of investments comply with policies established by management, which are more stringent overall than the statutes and regulations imposed by the jurisdictions in which UNUM's insurance subsidiaries are licensed.

UNUM's investments are reported in the consolidated financial statements net of any allowances for probable losses. Allowances are established based on a review of specific assets as well as the overall portfolio, considering the carrying value of the underlying assets. If a decline in market value is considered to be other than temporary, the investment is reduced to estimated net realizable value and the reduction is recorded as a realized investment loss. UNUM discontinues the accrual of investment income on invested assets when it is determined that collectability is doubtful. Management monitors the risk associated with the invested asset portfolio and regularly reviews and adjusts the allowance for probable losses.

At December 31, 1994, the composition of UNUM's $10,433.8 million of invested assets was 75.4% fixed maturities, 11.7% mortgage loans, 6.0% equity securities, 1.8% real estate and 5.1% other invested assets. Gross realized investment gains were $117.0 million, $85.2 million and $94.4 million, and gross realized investment losses were $71.4 million, $35.8 million and $52.9 million for the years ended December 31, 1994, 1993 and 1992, respectively.

FIXED MATURITIES:

Effective January 1, 1994, UNUM adopted Financial Accounting Standard ("FAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which specified the accounting and reporting for certain investments in equity securities and for all investments in debt securities. UNUM adopted the provisions of FAS 115 for these investments held as of or acquired after January 1, 1994, which are classified and accounted for as follows:

 - Fixed maturities that UNUM has the positive intent and ability to hold to maturity are classified as "held to maturity" and are reported at amortized cost, less an allowance for probable losses. The majority of UNUM's insurance reserve liabilities are generally long-term in nature and not subject to withdrawal. Since UNUM purchases assets whose maturities, expected cash flows, and prepayment conditions complement business risks by meeting the liquidity and solvency requirements of each product, the majority of UNUM's fixed maturities have been classified as "held to maturity" to match the longer term nature of UNUM's products.

 - Fixed maturities and equity securities classified as "available for sale" are reported at fair value. Related unrealized holding gains and losses, net of deferred taxes, are reported in a separate component of stockholders' equity. Fair values of fixed maturities are generally obtained from external quoted market sources, and if not externally quoted, are determined by UNUM primarily by using discounted cash flow models.

Upon the adoption of FAS 115, UNUM increased unrealized gains on available for sale securities included in stockholders' equity on January 1, 1994, by $41.8 million (net of deferred taxes of $22.5 million) to reflect the unrealized holding gains on fixed maturities classified as available for sale which were previously carried at amortized cost. In accordance with FAS 115, prior year consolidated financial statements have not been restated to reflect the change in accounting principle. UNUM reclassified certain fixed maturities from held to maturity to available for sale on January 1, 1994, in connection with the adoption of FAS 115. The increasing interest rate environment during 1994 resulted in depressed fair values for available for sale fixed maturities, which has decreased the initial $41.8 million increase in stockholders' equity to an unrealized loss of $42.8 million at December 31, 1994.

At December 31, 1994, and 1993, the fixed maturity portfolio included $193.8 million and $263.3 million of below investment grade bonds (below "Baa"), which represented 2.5% and 3.5% of the fixed maturity portfolio, respectively. These bonds had associated market values of $193.4 million and $279.1 million, respectively. Virtually all of the nonconvertible, below investment grade bonds were purchased at investment grade, but were subsequently downgraded. UNUM's investment policy is to invest primarily in fixed maturities of investment grade quality. Selected purchases of convertible subordinated debentures, which UNUM considers to be part of its investment strategy for equity securities, have contributed to the amount of below investment grade bonds. Fixed maturity ratings are obtained from external rating agencies, and if not externally rated, are rated by UNUM internally using similar methods. Management does not expect any risks or uncertainties associated with below investment grade bonds to have a significant affect on UNUM's consolidated financial position or results of operations. The percentage of fixed maturities delinquent 60 days or more compared to total fixed maturities was 0.25% at December 31, 1994, and 0.24% at December 31, 1993.

During fourth quarter 1994, UNUM sold fixed maturities of five issuers classified as held to maturity with an amortized cost of $49.8 million due to evidence of significant unexpected deterioration of the issuers' creditworthiness. These sales resulted in a net realized loss of $3.0 million.

MORTGAGES:

At December 31, 1994, and 1993, UNUM's mortgage loans were $1,216.3 million and $1,432.2 million, respectively. The mortgage loan portfolio, as a percentage of total invested assets, has decreased to 11.7% as of December 31, 1994, from 14.1% as of December 31, 1993. It is anticipated that mortgages as a percentage of total invested assets will decline further, but at a slower rate, as new mortgage investments and refinances in selected markets will partially offset prepayments and scheduled maturities. Management establishes allowances for mortgage loans based upon a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. UNUM uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to target specific properties for inspection and reevaluation.


Overall, management believes that its mortgage loan portfolio is well diversified geographically and among property types. UNUM's incidence of new problem mortgage loans declined in 1994 as overall economic activity improved modestly, and many of the real estate markets in which UNUM has mortgage loans stabilized. Foreclosure activity and new reserve additions remained modest in 1994; however, management continues to expect additional delinquencies and problem loans in the future. Management believes the allowance provided on mortgage loans as of December 31, 1994, is adequate to cover probable losses.

Restructured loans are defined by UNUM as loans whose terms have been modified to interest rates less than market at the time of restructure and are currently expected to perform pursuant to such modified terms. UNUM modifies loans to protect its investment and only when it is anticipated that the borrower will be able to meet the modified terms. As of December 31, 1994, restructured mortgage loans totaled $73.6 million, as compared with $65.9 million at December 31, 1993. Interest lost on restructured loans was not material in 1994, 1993 or 1992.

Problem loans are defined as mortgage loans that were delinquent 60 days or more on a contract delinquency basis. Mortgage loans in the amount of $22.3 million and $26.1 million, both representing 1.8% of the mortgage loan portfolio, were delinquent 60 days or more on a contract delinquency basis, and were accounted for on a nonaccrual basis at December 31, 1994, and 1993, respectively.
Interest lost on problem loans was not material in 1994, 1993 or 1992.

Potential problem loans are defined by UNUM as current and performing loans with which management has some concerns about the ability of the borrower to comply with present loan terms and whose book value exceeds the market value of the underlying collateral. Loans in this category amounted to $36.2 million at December 31, 1994, versus $92.7 million at December 31, 1993. Active asset management contributed to the decline in this category during 1994.

Realized investment losses related to restructured and problem mortgage loans in 1994 amounted to $8.5 million, compared with $4.8 million and $26.5 million for 1993 and 1992, respectively. Problem and potential problem mortgage loans as of December 31, 1994, are not expected to have a significant impact on UNUM's results of operations, liquidity, or capital resources.

REAL ESTATE:

At December 31, 1994, investment real estate and real estate held for sale amounted to $190.8 million and $31.0 million, respectively. This compares with $193.5 million of investment real estate and $24.7 million of real estate held for sale at December 31, 1993. UNUM has limited the growth of its real estate exposure, as a percentage of invested assets, through an active sales program. UNUM sold $25.4 million and $40.5 million of real estate at 103% and 105% of carrying value during 1994 and 1993, respectively.

Real estate which meets certain investment criteria and is intended to be held long-term is carried at cost less accumulated depreciation. Real estate that has been acquired through foreclosure is valued at fair value at the date of foreclosure. Real estate held for sale is included in other assets in the Consolidated Balance Sheets and is valued net of an allowance which reduces the carrying value to the lower of fair value less estimated costs to sell, or cost. Occasionally, investment real estate is reclassified and revalued as real estate held for sale when it no longer meets UNUM's investment criteria. Additions to allowances for probable losses related to real estate held for sale resulted in realized investment losses of $0.8 million, $18.8 million and $7.2 million for the years ended December 31, 1994, 1993 and 1992, respectively.

Given the current real estate environment, additional foreclosures are anticipated, but at a reduced level from the early 1990s. Current and anticipated real estate acquired through foreclosure is not expected to have a significant affect on UNUM's results of operations, liquidity, or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

UNUM's businesses produce positive cash flows, which are invested primarily in intermediate, fixed maturity investments intended to reflect the nature of anticipated cash obligations of insurance benefit payments and insurance contract maturities and to optimize investment returns at appropriate risk levels. To meet unexpected cash requirements and liquidity needs, UNUM maintains part of its investment portfolio in fixed maturities classified as available for sale, equity securities, cash and short-term investments.

From time to time, dividend payments, which may be subject to approval by insurance regulatory authorities, are made from UNUM's affiliates and insurance subsidiaries to UNUM Corporation. These dividends, along with other funds, are used to service the needs of UNUM Corporation including: debt service, common stock dividends, stock repurchase, administrative costs and corporate development. Income determined using statutory accounting is one of the major determinants of an insurance company's dividend capacity to its parent in the following fiscal year. Statutory accounting rules and practices, which differ in certain respects from generally accepted accounting principles, are mandated by regulators in an insurance company's state of domicile.

In 1994, UNUM America's disability businesses were adversely affected by unfavorable claims experience as discussed in the Employee Benefits and Individual Disability segments. As described in the Individual Disability segment, UNUM America strengthened reserves for existing claims related to the traditional non-cancellable individual disability products. As a result, UNUM America recognized a statutory after-tax charge of $69.6 million in third quarter 1994. These factors caused the 1994 statutory income of UNUM America to be significantly reduced to $39.2 million, as compared with $165.2 million in 1993.

As a result of this reduction in UNUM America's statutory earnings, the amount available under current law for payment of dividends to UNUM Corporation from all U.S. domiciled insurance subsidiaries during 1995, without state insurance regulatory approval, decreased to approximately $81.3 million, as compared with $176.8 million for 1994. UNUM Corporation also has the ability to draw a dividend of approximately $30 million from its United Kingdom based affiliate, UNUM Limited, subject to certain U.S. tax consequences.

Effective December 13, 1994, management expanded UNUM Corporation's lines of credit with a new committed revolving credit facility totaling $500 million, expiring on October 1, 1999, which replaced previously existing facilities totaling $300 million. UNUM Corporation's commercial paper program is supported by the revolving credit facility, and is available for general liquidity needs, capital expansion, acquisitions and stock repurchase. The committed revolving credit facility contains certain covenants which, among other provisions, require maintenance of certain levels of stockholders' equity and limits on level of debt.

In September 1993, UNUM announced the filing of an omnibus shelf registration statement with the Securities and Exchange Commission which became effective on October 8, 1993, relating to $450 million of securities (including debt securities, preferred stock, common stock and other securities). On October 8, 1993, UNUM filed a prospectus supplement to establish a $250 million medium-term note program under the shelf registration. The medium-term note program and the unsold portion of the shelf registration carry ratings of "A1" (Medium Quality) and "(P)A1" (Medium Quality), respectively, from Moody's Investors Service, and "A+" (Strong) from Standard & Poor's Corporation. The unsold portion of the shelf registration relating to subordinated debt and preferred stock carries ratings of "(P)A2" (Medium Quality) and "(P)"a1"" (Upper-Medium Quality), respectively, from Moody's Investors Service.

At December 31, 1994, UNUM had short-term and long-term debt totaling $246.6 million and $182.1 million, respectively. At December 31, 1994, approximately $280 million was available for additional financing under the existing revolving credit facility and approximately $390 million of investment grade debt instruments was available for issuance under the shelf registration. On February 28, 1995, UNUM borrowed $100 million under the revolving credit facility, which was infused into UNUM America in exchange for surplus debentures. Repayment of principal and interest on the surplus debentures is subject to state insurance regulatory approval. Contingent upon market conditions and corporate needs, management may refinance short-term notes payable with longer term securities.

In September 1993, UNUM announced the resumption of a program to repurchase its common stock pursuant to an existing Board of Directors' resolution. On February 11, 1994, UNUM's Board of Directors voted to expand UNUM's authorization to repurchase an additional 5.0 million shares, bringing the total number of shares authorized for repurchase to 44.0 million shares. Since the resumption of the stock repurchase program, UNUM has acquired 7.6 million shares through December 31, 1994, in the open market at an aggregate cost of $375.8 million that was primarily funded through additional borrowings. This share repurchase contributed to the decrease in the number of shares outstanding at December 31, 1994, to 72.4 million, from 76.0 million at December 31, 1993. Prior to the resumption of this repurchase program, UNUM had not acquired any shares in the open market since 1990. At December 31, 1994, approximately 2.7 million outstanding shares remained authorized for repurchase.

During 1994 and 1993, withdrawals of contracts reported in the Other Operations segment, including contract terminations, payments to participants and transfers to other carriers, were approximately $130 million and $309 million, respectively. Withdrawals during 1994 and 1993 were at levels expected by management and reflect the run-off nature of these closed blocks of businesses. UNUM manages liquidity objectives by including certain conditions in pension contracts which prohibit or restrict availability of funds.

UNUM was committed at December 31, 1994, to purchase fixed maturities and other invested assets in the amount of $37.5 million. Independent of the cash flows of UNUM Corporation, management anticipates that the operating cash flows of the subsidiaries of UNUM Corporation will be sufficient to meet benefit obligations, planned investment commitments and operational needs of those companies.

EFFECT OF INFLATION

Inflation is one of the factors that has increased the need for insurance. Many policyholders who once had adequate insurance programs at lower coverage levels have increased their disability insurance coverage to provide the same relative financial benefits and protection.

Changing interest rates, which are traditionally linked to changes in inflation, affect UNUM's level of discounted reserves. While rising interest rates are beneficial when investing current cash flows, they can also reduce the fair value of existing fixed rate long-term investments. In addition, lower interest rates can lead to early payoffs and refinancing of some of UNUM's fixed rate investments. Management generally invests in fixed rate instruments that are structured to limit the exposure to such reinvestment risk.

RATINGS

A.M. Best Company ("Best's"), Moody's Investors Service ("Moody's") and Standard & Poor's Corporation ("S&P") are among the third parties that provide UNUM independent assessments of its overall financial position. Ratings from these agencies for financial strength and claims-paying ability are available for the United States domiciled insurance company subsidiaries rather than on a consolidated basis, since the financial information used to develop the ratings is based on statutory accounting practices in the United States.

UNUM's largest affiliate, UNUM Life Insurance Company of America ("UNUM America"), had its Best's financial strength rating affirmed at "A++" (Superior), the highest rating assigned by Best's, in May 1994. Best's again affirmed UNUM America's "A++" rating in November 1994. In January 1995, S&P completed its review of UNUM America and lowered its claims-paying ability rating to "AA" (Excellent) from "AA+" (Excellent). According to S&P, the downgrade was a result of pressures on risk-adjusted capitalization and higher financial leverage, due in part to lower profitability. In March 1995, Moody's completed its review of UNUM America and lowered its financial strength rating to "Aa2" (Excellent) from "Aa1" (Excellent) citing the outlook for UNUM's group long term disability business as well as UNUM's increasing leverage and moderately reduced financial flexibility.

First UNUM Life Insurance Company ("First UNUM") also had its financial strength
rating reaffirmed by Best's in May 1994, at "A+" (Superior).   In January 1995,
S&P lowered First UNUM's claims-paying ability rating to "AA" (Excellent) from "AA+" (Excellent). In March 1995, Moody's confirmed First UNUM's "Aa2" (Excellent) financial strength rating.

Colonial Life & Accident Insurance Company ("Colonial Life") had its Best's financial strength rating affirmed as "A+" (Superior) in May 1994. In March 1994, S&P assigned an "AA-" (Excellent) claims-paying ability rating to Colonial. Subsequently, in January 1995, S&P affirmed Colonial's "AA-" (Excellent) rating. In March 1995, Moody's lowered Colonial's financial strength rating to "Aa3" (Excellent) from "Aa2" (Excellent).

Commercial Life Insurance Company had its Best's financial strength rating upgraded to "A" (Excellent) in July 1994.

UNUM Corporation has the following debt ratings based on consolidated financial information under generally accepted accounting principles. In January 1995, S&P lowered the senior debt rating of UNUM Corporation to "A+" (Strong) from "AA" (Very Strong), and lowered the commercial paper rating to "A-1" (Strong) from "A-1+" (Extremely Strong). In March 1995, Moody's lowered UNUM Corporation's senior debt rating to "A1" (Medium Quality) from "Aa3" (High Quality) and confirmed the commercial paper rating of "P-1" (Superior Ability).

INSURANCE REGULATION

The National Association of Insurance Commissioners adopted a set of Risk-Based Capital standards for the life and health insurance industry, which became effective in 1993. These Risk-Based Capital standards are one way to measure the risk that insurance companies assume in the course of conducting insurance and investment activities.

The Risk-Based Capital standards for life insurance companies are based on a formula that establishes capital requirements relating to existing asset default risk, insurance risk, interest rate (asset/liability mismatch) risk and business risk. A company's Total Adjusted Capital (statutory capital, surplus, and Asset Valuation Reserve plus certain other adjustments) is compared to the Authorized Control Level ("ACL") of Risk-Based Capital produced by the formula. Subject to certain trend tests to determine the change in the ACL ratio from year to year, companies with Total Adjusted Capital above 200% of ACL are assumed to be adequately capitalized. Companies below 200% of ACL are identified as requiring various levels of regulatory action ranging from increased information requirements for companies between 150% and 200% of ACL, to mandatory control by the domiciliary insurance department for companies below 70% of ACL.

At December 31, 1994, the ACL ratios for UNUM America, First UNUM, Colonial Life and Commercial Life were approximately 305%, 355%, 440% and 380%, respectively. This compares with ACL ratios at December 31, 1993, of approximately 350%, 390%, 450% and 380%, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

UNUM periodically uses common derivative financial instruments such as options, futures and forward exchange contracts to hedge certain risks associated with future investments and certain payments denominated in foreign currencies, primarily British pound sterling, Canadian dollar and Japanese yen. These derivative financial instruments are used to protect UNUM from the effect of market fluctuations in interest and exchange rates between the contract date and the date on which the hedged transaction occurs. UNUM does not intend to hold derivative financial instruments for the purpose of trading.

At December 31, 1994, UNUM had no open derivative financial instruments. At December 31, 1993, UNUM held interest rate futures contracts with commitments to purchase government securities with total par values of $207.0 million. In using these instruments, UNUM is subject to the off-balance-sheet risk that the counterparties to the transactions will fail to completely perform as contracted. UNUM manages this risk by only entering into contracts with highly rated institutions and listed exchanges.

NEW ACCOUNTING PRONOUNCEMENT

ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN

In May 1993, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 114 "Accounting by Creditors for Impairment of a Loan," which defines the principles to measure and record a loan when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

In October 1994, the FASB issued FAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which amends FAS 114 to allow a creditor to use existing methods for recognizing, measuring and displaying interest income on an impaired loan. UNUM will adopt FAS 114 and FAS 118 effective January 1, 1995. Adoption of FAS 114 and FAS 118 is not expected to have a material effect on UNUM's results of operations or financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME




                                                                 Year Ended December 31,
                                                            ----------------------------------
(DOLLARS IN MILLIONS, EXCEPT PER COMMON SHARE DATA)         1994           1993           1992
----------------------------------------------------------------------------------------------
REVENUES
Premiums                                                 $2,732.4       $2,474.1      $2,142.4
Investment income                                           770.2          790.4         809.2
Net realized investment gains                                45.6           49.4          41.5
Fees and other income                                        75.5           83.1          55.4
----------------------------------------------------------------------------------------------
     Total revenues                                       3,623.7        3,397.0       3,048.5

BENEFITS AND EXPENSES
Benefits to policyholders                                 2,248.1        1,775.7       1,532.6
Interest credited                                           242.7          281.0         328.4
Operating expenses                                          715.0          675.6         590.9
Commissions                                                 355.9          326.8         298.9
Increase in deferred policy acquisition costs              (155.3)        (135.1)       (111.7)
Interest expense                                             18.7           12.7          10.9
----------------------------------------------------------------------------------------------
     Total benefits and expenses                          3,425.1        2,936.7       2,650.0
----------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECTS
  OF ACCOUNTING CHANGES                                     198.6          460.3         398.5

INCOME TAXES
Current                                                      30.4           73.4          68.0
Deferred                                                     13.5           74.9          39.3
----------------------------------------------------------------------------------------------
     Total income taxes                                      43.9          148.3         107.3
----------------------------------------------------------------------------------------------
Income before cumulative effects of accounting changes      154.7          312.0         291.2

CUMULATIVE EFFECTS OF ACCOUNTING CHANGES
Income taxes                                                  --            20.0            --
Postretirement benefits other than pensions, net of tax       --           (32.1)           --
----------------------------------------------------------------------------------------------
NET INCOME                                               $  154.7       $  299.9      $  291.2
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

PER COMMON SHARE
Income before cumulative effects of accounting changes   $    2.09      $    3.96     $   3.71
CUMULATIVE EFFECTS OF ACCOUNTING CHANGES
Income taxes                                                   --            0.25           --
Postretirement benefits other than pensions, net of tax        --           (0.40)          --
----------------------------------------------------------------------------------------------
NET INCOME                                               $    2.09      $    3.81     $   3.71
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

UNUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS



                                                                                       December 31,
                                                                                  ---------------------
(DOLLARS IN MILLIONS)                                                             1994           1993
-------------------------------------------------------------------------------------------------------
 ASSETS
 Investments
   Fixed maturities:
      Held to maturity-principally at amortized cost
        (fair value: 1994-$6,168.6; 1993-$7,149.9)                             $ 6,227.2      $ 6,560.7
      Available for sale-at fair value (amortized
        cost: $1,701.4)                                                          1,640.6            --
      Available for sale-principally at amortized
        cost (fair value: $929.9)                                                    --           872.0
   Equity securities available for sale-at fair value
     (cost: 1994-$492.2; 1993-$508.3)                                              627.9          730.0
   Mortgage loans                                                                1,216.3        1,423.2
   Real estate, net                                                                190.8          193.5
   Policy loans                                                                    201.0          187.9
   Other long-term investments                                                      38.1           59.0
   Short-term investments                                                          291.9           69.6
-------------------------------------------------------------------------------------------------------
      Total investments                                                         10,433.8       10,095.9
 Cash                                                                               36.1           20.8
 Accrued investment income                                                         195.9          184.0
 Premiums due                                                                      189.7          165.5
 Deferred policy acquisition costs                                               1,035.2          879.1
 Property and equipment, net                                                       153.4          143.5
 Other assets                                                                      737.2          681.8
 Separate account assets                                                           345.9          266.7
-------------------------------------------------------------------------------------------------------
      Total assets                                                             $13,127.2      $12,437.3
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

(Continued on next page)

UNUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                                                        December 31,
                                                                                   --------------------
 (DOLLARS IN MILLIONS)                                                             1994           1993
-------------------------------------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities
   Future policy benefits                                                      $ 1,591.6      $ 1,362.5
   Unpaid claims and claim expenses                                              3,853.9        3,341.5
   Other policyholder funds                                                      4,058.8        4,250.7
   Income taxes
      Current                                                                       12.4           31.5
      Deferred                                                                     348.6          376.7
   Notes payable                                                                   428.7          238.6
   Other liabilities                                                               571.9          466.4
   Separate account liabilities                                                    345.9          266.7
-------------------------------------------------------------------------------------------------------
      Total liabilities                                                         11,211.8       10,334.6
 Stockholders' equity
   Preferred stock, par value $0.10 per share, authorized
    10,000,000 shares, none issued
   Common stock, par value $0.10 per share, authorized
    120,000,000 shares, issued 99,987,958 shares                                    10.0           10.0
   Additional paid-in capital                                                    1,080.5        1,078.4
   Unrealized gains on available for sale securities, net of deferred taxes         49.6          149.1
   Unrealized foreign currency translation adjustment                              (23.7)         (24.1)
   Retained earnings                                                             1,507.2        1,420.8
-------------------------------------------------------------------------------------------------------
                                                                                 2,623.6        2,634.2
   Less:
      Treasury stock, at cost (1994-27,575,430 shares;
       1993-24,006,816 shares)                                                     706.6          529.8
      Restricted stock deferred compensation                                         1.6            1.7
-------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                              1,915.4        2,102.7
-------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                            $13,127.2      $12,437.3
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------




 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

UNUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                             Unrealized
                                                            Gains (Losses)
                                                            On Available    Unrealized
                                       Common                for Sale        Foreign                            Restricted
                                       Stock   Additional  Securities, Net   Currency                             Stock
(DOLLARS IN MILLIONS,                $0.10 Par   Paid-in     Of Deferred    Translation  Retained   Treasury     Deferred
EXCEPT PER COMMON SHARE DATA)          Value     Capital        Taxes       Adjustment   Earnings    Stock     Compensation   Total
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1992             $ 5.0  $ 1,061.1     $ 98.7        $  7.1      $  945.9    $ (360.1)    $ (2.2)     $1,755.5
1992 Transactions:
   Net income                                                                            291.2                                291.2
   Unrealized gains on equity
    securities, net of deferred taxes                         22.4                                                             22.4
   Unrealized foreign currency
    translation adjustment                                                 (28.0)                                             (28.0)
   Two-for-one stock split               5.0       (5.0)                                                                        --
   Dividends to stockholders
    ($0.62 1/2 per common share)                                                         (53.1)                               (53.1)
   Employee stock option and
    other transactions                             10.5                                   (1.7)       14.6       (0.5)         22.9
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1992            10.0    1,066.6      121.1         (20.9)      1,182.3      (345.5)      (2.7)      2,010.9
1993 Transactions:
   Net income                                                                            299.9                                299.9
   Unrealized gains on equity
     securities, net of deferred taxes                        28.0                                                             28.0
   Unrealized foreign currency
    translation adjustment                                                  (3.2)                                              (3.2)
   Dividends to stockholders
    ($0.76 1/2 per common share)                                                         (61.4)                               (61.4)
   Treasury stock acquired                                                                          (192.5)                  (192.5)
   Employee stock option and
    other transactions                             11.8                                                8.2        1.0          21.0
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1993            10.0    1,078.4      149.1         (24.1)      1,420.8      (529.8)      (1.7)      2,102.7
1994 Transactions:
   Net income                                                                            154.7                                154.7
   Unrealized losses on available for sale
     securities, net of deferred taxes                       (99.5)                                                           (99.5)
   Unrealized foreign currency
    translation adjustment                                                   0.4                                                0.4
   Dividends to stockholders
    ($0.92 per common share)                                                             (68.3)                               (68.3)
   Treasury stock acquired                                                                          (183.3)                  (183.3)
   Employee stock option and
    other transactions                              2.1                                                6.5        0.1           8.7
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994           $10.0  $ 1,080.5     $ 49.6        $(23.7)     $1,507.2    $ (706.6)    $ (1.6)     $1,915.4
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

UNUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Year Ended December 31,
                                                  -               --------------------------------------
(DOLLARS IN MILLIONS)                                                 1994         1993           1992
--------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net income                                                         $  154.7      $  299.9      $  291.2
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Cumulative effects of accounting changes, net of tax                 --          12.1           --
    Increase in future policy benefits and unpaid
      claims and claim expenses                                       720.1         412.9         335.7
    (Increase) decrease in amounts receivable under
      reinsurance agreements                                          (18.6)       (129.1)          6.1
    Increase (decrease) in income tax liability                        (3.3)        109.8          51.6
    Increase in deferred policy acquisition costs                    (155.4)       (125.5)       (111.7)
    Other                                                               3.3         (22.8)         26.5
--------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                     700.8         557.3         599.4
--------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Maturities of fixed maturities                                           --         924.6         783.7
Maturities of fixed maturities held to maturity                       754.8           --            --
Maturities of fixed maturities available for sale                      41.2           --            --
Sales of fixed maturities held to maturity                             46.8          45.7         122.4
Sales of fixed maturities available for sale                          407.6         218.2         477.2
Sales of equity securities available for sale                         314.1           --            --
Sales and maturities of other investments                             414.9         550.2         825.0
Purchases of investments                                                 --      (1,832.2)     (2,700.7)
Purchases of fixed maturities held to maturity                       (795.2)          --            --
Purchases of fixed maturities available for sale                     (943.9)          --            --
Purchases of equity securities available for sale                    (216.6)          --            --
Purchases of other investments                                       (211.5)          --            --
Net (increase) decrease in short-term investments                    (221.7)         38.8          21.8
Net additions to property and equipment                               (29.9)        (18.2)        (23.1)
Investments in subsidiaries, net                                         --           0.9         (49.3)
--------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                        (439.4)        (72.0)       (543.0)
--------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Deposits and interest credited to investment contracts                608.6         735.2         835.7
Maturities and withdrawals from investment contracts                 (800.5)     (1,022.4)       (871.3)
Dividends to stockholders                                             (68.3)        (61.4)        (53.1)
Treasury stock acquired                                              (183.3)       (192.5)          --
Proceeds from notes payable                                            54.7          51.5          74.6
Repayment of notes payable                                             (1.2)        (50.1)        (34.6)
Net increase (decrease) in short-term debt                            136.6          37.3         (42.9)
Other                                                                   7.2          15.1          21.2
--------------------------------------------------------------------------------------------------------
        Net cash used in financing activities                        (246.2)       (487.3)        (70.4)
--------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                 0.1           2.4           0.1
--------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                        15.3           0.4         (13.9)
Cash at beginning of year                                              20.8          20.4          34.3
--------------------------------------------------------------------------------------------------------
Cash at end of year                                                $   36.1      $   20.8      $   20.4
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------


(Continued on next page)

UNUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                         Year Ended December 31,
                                                                    -----------------------------------
(DOLLARS IN MILLIONS)                                                 1994          1993         1992
-------------------------------------------------------------------------------------------------------
DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Income taxes                                                     $   48.8      $   67.3      $   41.6
  Interest                                                         $   20.4      $   13.3      $   11.7
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

UNUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements of UNUM Corporation and subsidiaries ("UNUM") have been prepared on the basis of generally accepted accounting principles for stock life insurance companies.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of UNUM Corporation and subsidiaries. Significant intercompany accounts and transactions have been eliminated.

RECLASSIFICATION

Certain December 31, 1993, and 1992 amounts have been reclassified in 1994 for comparative purposes.

INVESTMENTS

Investments are reported as follows:

- Fixed maturities held to maturity (certain bonds and redeemable preferred stocks) - principally at amortized cost, less an allowance for probable losses.
- Fixed maturities available for sale (certain bonds and redeemable preferred stocks) - commencing January 1, 1994, at fair value. Prior to January 1, 1994, at lower of aggregate amortized cost less an allowance for probable losses, or fair value. See Note 3 "Investments" for a discussion of the adoption of Financial Accounting Standard No. 115.
- Equity securities available for sale (common stocks and non-redeemable preferred stocks) - at fair value.
-     Mortgage loans - at amortized cost less an allowance for probable losses.
-     Real estate - at cost less accumulated depreciation.
-     Policy loans - at unpaid principal balance.
- Other long-term investments - at cost plus UNUM's equity in undistributed net earnings since acquisition.
-     Short-term investments - at cost.

Fixed maturities that UNUM has the positive intent and ability to hold to maturity are classified as held to maturity.

Certain fixed maturities and equity securities are classified as available for sale as they may be sold in response to changes in interest rates, resultant prepayment risk, liquidity and capital needs, or other similar economic factors. Related unrealized holding gains and losses, net of deferred taxes, are reported in a separate component of stockholders' equity.

UNUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INVESTMENTS (Continued)

Real estate held for sale, which is included in other assets in the Consolidated Balance Sheets, is valued at the lower of fair value less estimated costs to sell, or cost. UNUM has provided an allowance for probable losses on real estate held for sale which reduces the carrying value of the asset to fair value.

If a decline in fair value of an invested asset is considered to be other than temporary, the investment is reduced to its net realizable value and the reduction is accounted for as a realized investment loss. Subsequent increases and decreases in fair value, if not an other than temporary impairment, of available for sale securities are reported in a separate component of stockholders' equity, net of deferred taxes.

UNUM discontinues the accrual of investment income on invested assets when it is determined that collectability is doubtful.

Realized investment gains and losses, which are determined on the basis of specific identification and include adjustments for allowances for probable losses, are reported separately in the Consolidated Statements of Income.

Purchases and sales of short-term financial instruments are part of investing activities and not necessarily a part of the cash management program. Therefore, short-term financial instruments are classified as investments in the Consolidated Balance Sheets and are included as investing activities in the Consolidated Statements of Cash Flows.

DERIVATIVE FINANCIAL INSTRUMENTS

Gains or losses on hedges of existing assets or liabilities are deferred and included in the carrying amounts of those assets or liabilities. Gains or losses related to qualifying hedges of firm commitments or anticipated transactions are also deferred and recognized in the carrying amount of the underlying asset or liability when the hedged transaction occurs.

RECOGNITION OF PREMIUM REVENUES AND RELATED EXPENSES

Group insurance premiums are recognized as income over the period to which the premiums relate. Individual disability premiums are recognized as income when due. Benefits and expenses are associated with earned premiums to result in recognition of profits over the life of the contracts. This association is accomplished by recording a provision for future policy benefits and unpaid claims and claim expenses, and amortizing deferred policy acquisition costs.

UNUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECOGNITION OF PREMIUM REVENUES AND RELATED EXPENSES (Continued):

For retirement and universal life products, premium and other policy fee revenue consists of charges for the cost of insurance, policy administration, and surrenders assessed during the period. Charges related to services to be performed in the future are deferred until earned. The amounts received in excess of premium and fees are recorded as deposits and included in other policyholder funds in the Consolidated Balance Sheets. Benefits and expenses include benefit claims in excess of related account balances, interest credited at various rates and amortization of deferred policy acquisition costs.

DEFERRED POLICY ACQUISITION COSTS

The costs of acquiring new business that vary with and are related primarily to the production of new business, have been deferred to the extent such costs are deemed recoverable from future profits. Such costs include commissions, certain costs of policy issue and underwriting, and certain variable field office expenses.

For individual disability, group disability, and group life and health business, the costs are amortized in proportion to expected future premiums. For universal life and certain retirement products, the costs are amortized in proportion to estimated gross profits from interest margins, mortality and other elements of performance under the contracts. Amortization is adjusted periodically to reflect differences between actual experience and original assumptions, with any resulting changes reflected in current operating results. The amounts deferred and amortized were as follows:

                                                  Year Ended December 31,
                                                ----------------------------
(DOLLARS IN MILLIONS)                            1994      1993       1992
----------------------------------------------------------------------------
Deferred                                        $308.1    $282.8     $237.6
Less amortized                                  (152.8)   (147.7)    (125.9)
----------------------------------------------------------------------------
   Increase in deferred policy acquisition
    costs                                       $155.3    $135.1     $111.7
----------------------------------------------------------------------------
----------------------------------------------------------------------------

UNUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RESERVES FOR FUTURE POLICY BENEFITS

Reserves for future policy benefits are calculated by the net-level premium method, and are based on UNUM's expected morbidity, mortality and interest rate assumptions at the time a policy is issued. These reserves represent the portion of premiums received, accumulated with interest and held to provide for claims that have not yet been incurred. Reserves for group insurance policies consist primarily of unearned premiums.

The interest rates used in the calculation of reserves for future policy benefits at December 31, 1994, and 1993, principally ranged from:

                                           1994                      1993
------------------------------------------------------------------------------
Individual disability                   5.5% to 9.5%              7.0% to 9.5%
Individual life                         5.0% to 9.0%              5.0% to 9.0%
Individual accident and health          5.0% to 9.0%              6.0% to 11.8%
Individual and group annuities          5.0% to 9.0%              5.0% to 9.0%
-------------------------------------------------------------------------------

Certain reserve calculations are based on interest rates within these ranges graded down over periods from 15 to 20 years.

RESERVES FOR UNPAID CLAIMS AND CLAIM EXPENSES

Unpaid claims and claim expense reserves represent the amount estimated to fund claims that have been reported but not settled and claims incurred but not reported. Reserves for unpaid claims are estimated based on UNUM's historical experience and other actuarial assumptions which consider the effects of current developments, anticipated trends, risk management programs and renewal actions. Many factors affect actuarial calculations of claim reserves, including but not limited to interest rates, and current and anticipated incidence rates, recovery rates, and economic and societal conditions. Reserve estimates and assumptions are periodically reviewed and updated with any resulting adjustments to reserves reflected in current operating results. Given the complexity of the reserving process, the ultimate liability may be more or less than such estimates indicate.

The interest rates used in the calculation of disability product reserves at December 31, 1994, and 1993, were principally as follows:


                                                1994              1993
----------------------------------------------------------------------------
Group long term disability (North America)   9.18%            9.34%
Group long term disability (United Kingdom)  9.9%             10.5%
Individual disability                        6.75% to 9.9%    8.0% to 10.0%
-----------------------------------------------------------------------------

UNUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RESERVES FOR UNPAID CLAIMS AND CLAIM EXPENSES (Continued)

The interest rate used to discount the disability reserves is a composite of the yields on assets specifically matched with each block of business.

For other accident and health business, reserves are based on projections of historical claims run-out patterns.

Activity in the liability for unpaid claims and claim expenses is summarized as follows:


(DOLLARS IN MILLIONS)                   1994             1993           1992
------------------------------------------------------------------------------
Balance at January 1                  $3,341.5         $2,983.6       $2,808.0
    Less reinsurance recoverables        (68.0)              --             --
------------------------------------------------------------------------------
Net Balance at January 1               3,273.5          2,983.6        2,808.0

Incurred related to:
    Current year                       1,609.3          1,417.8        1,253.6
    Prior years                          436.0            238.0          126.8
------------------------------------------------------------------------------
Total incurred                         2,045.3          1,655.8        1,380.4

Paid related to:
    Current year                         517.6            471.0          405.3
    Prior years                        1,030.0            894.9          799.5
-------------------------------------------------------------------------------
Total paid                             1,547.6          1,365.9        1,204.8

Net Balance at December 31             3,771.2          3,273.5        2,983.6
    Plus reinsurance recoverables         82.7             68.0             --
-------------------------------------------------------------------------------
Balance at December 31                $3,853.9         $3,341.5       $2,983.6
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

The increase in incurrals related to prior years was $436.0 million, $238.0 million, and $126.8 million (net of reinsurance), for 1994, 1993 and 1992, respectively. These increases were primarily the result of interest accrued on reserves, changes in reserve estimates and assumptions, and changes in foreign exchange rates. Due to the long-term claims payment pattern of some of UNUM's businesses, certain reserves, particularly disability, are discounted for interest.

Interest accrued on reserves increased prior years' incurrals by approximately $267 million, $237 million and $225 million in 1994, 1993 and 1992, respectively. Approximately $154 million of the increase in prior years' incurrals in 1994 was primarily related to changes in reserve estimates and assumptions of morbidity, mortality and expense costs of the group long term and individual disability reserves, which were affected by the third quarter 1994 reserve strengthening. Changes in estimates of morbidity, mortality and expense costs caused an increase in prior years' incurrals of approximately
$6 million in 1993 and a decrease of approximately $46 million in 1992.

UNUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RESERVES FOR UNPAID CLAIMS AND CLAIM EXPENSES (Continued)

Foreign exchange translations, primarily related to the disability reserves of UNUM's United Kingdom based affiliate, UNUM Limited, caused prior years' incurrals to increase by approximately $15 million in 1994, and decrease by approximately $5 million and $52 million in 1993 and 1992, respectively.

Effective January 1, 1993, UNUM adopted Financial Accounting Standard ("FAS") No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," which eliminated the practice by insurance enterprises of reporting assets and liabilities relating to reinsured contracts net of the effects of reinsurance. Since UNUM did not restate its financial statements upon adoption of FAS 113, reserve balances prior to December 31, 1993, are shown net of reinsurance recoverables.

CHANGE IN ACCOUNTING ESTIMATE

During 1994, UNUM increased reserves for existing claims by $83.3 million and established a reserve for estimated future losses of $109.1 million. These increased reserves reflect management's current expectations of morbidity trends for the existing individual disability business, as reported in the Individual Disability segment. This change in accounting estimate resulted in an increase to benefits to policyholders in the Consolidated Statement of Income of $192.4 million, and a decrease to net income of $125.1 million, or $1.69 per share.

OTHER POLICYHOLDER FUNDS

Other policyholder funds are liabilities for investment-type contracts and represent customer deposits plus interest credited to those deposits at various rates.

SEPARATE ACCOUNTS

Certain assets of UNUM's defined benefit plans, 401(k) contracts and tax sheltered annuity contracts are in separate accounts that are pooled investment funds of securities. Investment income and realized gains and losses on these accounts accrue directly to the contractholders. Assets, carried at market value, and liabilities of the separate accounts are shown separately in the Consolidated Balance Sheets. The assets of the separate accounts are legally segregated and are not subject to claims which arise out of any other business of UNUM.

ACCOUNTING FOR PARTICIPATING INDIVIDUAL LIFE INSURANCE

Participating policies issued by the former Union Mutual Life Insurance Company ("Union Mutual") prior to UNUM's conversion to a stock life insurance company on November 14, 1986, will remain participating as long as they remain in force. A Participation Fund Account ("PFA") has been established for the sole benefit of all of Union Mutual's individual participating life and annuity policies and contracts.

UNUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ACCOUNTING FOR PARTICIPATING INDIVIDUAL LIFE INSURANCE (Continued)

The assets of the PFA are to provide for the benefit, dividend and certain expense obligations of the participating individual life insurance policies and annuity contracts. This line of business participates in the experience of the PFA and its operations have been excluded from the Consolidated Statements of Income. The PFA represents approximately 2.5% and 3.0% of total assets and 3.0% and 3.5% of total liabilities at December 31, 1994, and 1993, respectively.

INCOME TAXES

The provision for income taxes includes amounts currently payable and deferred income taxes, which result from differences between financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates and laws. Deferred U.S. income taxes have not been provided on accumulated earnings of UNUM's foreign subsidiaries. These earnings would become subject to U.S. tax if remitted to UNUM Corporation.

EARNINGS PER SHARE

The weighted average number of shares outstanding used to calculate earnings per share was approximately 74,158,000, 78,779,000 and 78,542,000 in 1994,
1993 and 1992, respectively. The assumed exercise of outstanding stock options does not result in a material dilution of earnings per share.

FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair values are based on quoted market prices, when available. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These valuation techniques require management to develop a significant number of assumptions, including discount rates and estimates of future cash flow. Derived fair value estimates cannot be substantiated by comparison to independent markets or to disclosures by other companies with similar financial instruments. These fair value disclosures do not purport to be the amount which could be realized in immediate settlement of the financial instrument.

UNUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The following table summarizes the carrying amounts and fair values of UNUM's financial instruments at December 31, 1994, and 1993:

                                                         1994                           1993
                                                -----------------------       ---------------------------
                                                Carrying        Fair          Carrying            Fair
(DOLLARS IN MILLIONS)                            Amount         Value          Amount             Value
---------------------------------------------------------------------------------------------------------
Financial assets:
    Fixed maturities:
       Held to maturity                         $6,227.2      $6,168.6        $6,560.7           $7,149.9
       Available for sale                        1,640.6       1,640.6           872.0              929.9
    Equity securities available for sale           627.9         627.9           730.0              730.0
    Mortgage loans                               1,216.3       1,265.4         1,423.2            1,558.4
    Policy loans                                   201.0         201.0           187.9              187.9
    Short-term investments                         291.9         291.9            69.6               69.6
    Cash                                            36.1          36.1            20.8               20.8
    Accrued investment income                      195.9         195.9           184.0              184.0

Financial liabilities:
    Other policyholder funds:
       Investment-type insurance contracts:
          With defined maturities               $  667.0      $  685.0        $  847.0           $  956.0
          With no defined maturities             3,013.0       2,948.0         3,044.0            2,952.0
       Individual annuities and
          supplementary contracts not
          involving life contingencies              84.6          84.6            89.0               89.0
    Notes payable                                  428.7         414.5           238.6              241.9

    Off-balance sheet financial instruments:
       Interest rate futures contracts                --            --              --                0.3
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

FIXED MATURITIES: Fair values for fixed maturities are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using values obtained from independent pricing services or, in the case of private placements, are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality and maturity of the investments.

EQUITY SECURITIES AVAILABLE FOR SALE: Fair values for equity securities available for sale are based on quoted market prices and are reported in the Consolidated Balance Sheets at these values.

UNUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

MORTGAGE LOANS: Fair values for mortgage loans are estimated based on discounted cash flow analyses using interest rates currently being offered for similar mortgage loans to borrowers with similar credit ratings and maturities. Mortgage loans with similar characteristics are aggregated for purposes of the calculations.

POLICY LOANS: Fair values for policy loans approximate the carrying amounts reported in the Consolidated Balance Sheets.

SHORT-TERM INVESTMENTS, CASH AND ACCRUED INVESTMENT INCOME: Fair values for these instruments approximate the carrying amounts reported in the Consolidated Balance Sheets.

INVESTMENT-TYPE INSURANCE CONTRACTS: Fair values for liabilities under investment-type insurance contracts with no defined maturities are the amounts payable on demand after surrender charges at the balance sheet date. Fair values for liabilities under investment-type insurance contracts with defined maturities are estimated using discounted cash flow calculations based on interest rates that would be offered currently for similar contracts with maturities consistent with those remaining for the contracts being valued.

The estimated fair values of liabilities under all insurance contracts (investment-type and other than investment-type) are taken into consideration in UNUM's overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

INDIVIDUAL ANNUITIES AND SUPPLEMENTARY CONTRACTS NOT INVOLVING LIFE
CONTINGENCIES: Fair values approximate the carrying amounts reported in other policyholder funds in the Consolidated Balance Sheets.

NOTES PAYABLE: Fair values of short-term borrowings approximate the carrying amount. Fair values of long-term notes are estimated using discounted cash flow analyses based on UNUM's current incremental borrowing rates for similar types of borrowing arrangements.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS: Fair values for off-balance-sheet financial instruments are based on current settlement values.

UNUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NEW ACCOUNTING PRONOUNCEMENT

ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN

In May 1993, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 114, "Accounting by Creditors for Impairment of a Loan" which defines the principles to measure and record a loan when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

In October 1994, the FASB issued FAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which amends FAS 114 to allow a creditor to use existing methods for recognizing, measuring and displaying interest income on an impaired loan. UNUM will adopt FAS 114 and FAS 118 effective January 1, 1995. Adoption of FAS 114 and FAS 118 is not expected to have a material effect on UNUM's results of operations or financial position.

NOTE 2.  COLONIAL MERGER

On December 3, 1992, UNUM and Colonial Companies, Inc. ("Colonial"), signed a definitive merger agreement. On March 26, 1993, Colonial Class A common stock shareholders voted to approve the merger. Under the agreement, UNUM exchanged
0.731 shares of its common stock for each share of Colonial Class A and Class B common stock outstanding on March 26, 1993. UNUM issued approximately
11.4 million shares of common stock from treasury in connection with the merger. In addition, outstanding options to acquire shares of Colonial
Class B common stock were converted into options to acquire shares of UNUM common stock. The merger was accounted for as a pooling of interests.

Net income for the year ended December 31, 1993, included a $9.6 million charge, or $0.12 per share, for expenses incurred to effect the merger.

UNUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  INVESTMENTS

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

Upon the adoption of FAS 115, UNUM increased unrealized gains on available for sale securities included in stockholders' equity on January 1, 1994, by $41.8 million (net of deferred taxes of $22.5 million) to reflect the unrealized holding gains on fixed maturities classified as available for sale which were previously carried at amortized cost. In accordance with FAS 115, prior year consolidated financial statements and disclosures have not been restated to reflect the change in accounting principle. UNUM reclassified certain fixed maturities from held to maturity to available for sale on January 1, 1994, in connection with the adoption of FAS 115.

The following tables summarize the components of investment income, realized investment gains (losses) and changes in unrealized investment gains (losses):


INVESTMENT INCOME
                                                  Year Ended December 31,
                                              --------------------------------
(DOLLARS IN MILLIONS)                         1994          1993         1992
------------------------------------------------------------------------------
Fixed maturities:
   Held to maturity                          $548.1        $570.1       $568.2
   Available for sale                          87.9          59.5         56.9
Equity securities available for sale           10.4          12.6         14.7
Mortgage loans                                137.4         165.2        187.2
Real estate                                    15.8          12.8         14.1
Policy loans                                   10.2          10.4         10.6
Other long-term investments                     0.9           4.5          2.1
Short-term investments                          8.5           7.1          7.1
-------------------------------------------------------------------------------
      Gross investment income                 819.2         842.2        860.9
Less investment expenses                      (23.9)        (26.6)       (25.8)
Less investment income on participating
   individual life insurance policies and
   annuity contracts                          (25.1)        (25.2)       (25.9)
-------------------------------------------------------------------------------
      Investment income                      $770.2        $790.4       $809.2
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

UNUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  INVESTMENTS (Continued)

GROSS REALIZED INVESTMENT GAINS (LOSSES)

                                                            Year Ended
                                                         December 31, 1994
                                                       --------------------
(DOLLARS IN MILLIONS)                                   Gains        Losses
---------------------------------------------------------------------------
Fixed maturities:
   Held to maturity                                   $   0.2       $  (6.8)
   Available for sale                                    10.2         (28.8)
Equity securities available for sale                     93.1         (12.2)
Mortgage loans, real estate and other                    13.5         (23.6)
----------------------------------------------------------------------------
   Gross realized investment gains (losses)           $ 117.0       $ (71.4)
----------------------------------------------------------------------------
----------------------------------------------------------------------------

NET REALIZED INVESTMENT GAINS (LOSSES)

                                                               Year Ended
                                                              December 31,
                                                          -------------------
(DOLLARS IN MILLIONS)                                      1993         1992
-----------------------------------------------------------------------------
Fixed maturities:
   Held to maturity                                        $ 9.5        $ 7.6
   Available for sale                                        7.8          9.1
Equity securities available for sale                        48.3         38.3
Mortgage loans, real estate and other                      (16.2)       (13.5)
------------------------------------------------------------------------------
      Net realized investment gains                        $49.4        $41.5
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

UNUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  INVESTMENTS (Continued)


CHANGE IN UNREALIZED INVESTMENT GAINS (LOSSES)

                                                 Year Ended December 31,
                                            ----------------------------------
(DOLLARS IN MILLIONS)                          1994          1993         1992
------------------------------------------------------------------------------
Fixed maturities available for sale          $(60.8)        $  --        $  --
Equity securities available for sale          (86.0)         43.2         34.0
Deferred taxes                                 47.3         (15.2)       (11.6)
-------------------------------------------------------------------------------
      Total change in unrealized
        investment gains on available
        for sale securities, as included
        in stockholders' equity              $(99.5)        $28.0        $22.4
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

The following changes in unrealized investment gains (losses) were not reflected in the consolidated financial statements as these securities are carried at amortized cost:

                                                Year Ended December 31,
                                           -----------------------------------
(DOLLARS IN MILLIONS)                        1994           1993        1992
------------------------------------------------------------------------------
Fixed maturities:
   Held to maturity                         $(647.8)       $154.2       $ 14.2
   Available for sale                            --          30.9         (1.3)
-------------------------------------------------------------------------------
      Total                                 $(647.8)       $185.1       $ 12.9
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

UNUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  INVESTMENTS (Continued)

FIXED MATURITIES

The amortized cost and estimated fair values of fixed maturities at December 31, 1994, were as follows:

                                                                       Gross        Gross      Estimated
                                                         Amortized   Unrealized   Unrealized     Fair
(DOLLARS IN MILLIONS)                                       Cost        Gains       Losses       Value
---------------------------------------------------------------------------------------------------------
Held to maturity:
   U. S. Government                                    $     10.9     $     --   $      --   $     10.9
   States and municipalities                                631.8          9.1       (31.3)       609.6
   Foreign governments                                      176.1         12.4        (1.4)       187.1
   Public utilities                                       1,375.5         12.8       (46.8)     1,341.5
   Corporate bonds                                        4,014.3         92.7      (106.8)     4,000.2
   Mortgage-backed securities                                10.8          0.5          --         11.3
   Other debt securities                                      7.8          0.2          --          8.0
----------------------------------------------------------------------------------------------------------
         Total held to maturity                        $  6,227.2     $  127.7   $  (186.3)  $  6,168.6
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

Available for sale:
   U. S. Government                                    $    353.2     $    0.8   $    (7.5)  $    346.5
   States and municipalities                                433.2          2.3       (13.9)       421.6
   Foreign governments                                       58.9          0.2        (1.5)        57.6
   Public utilities                                         229.4          3.8        (9.6)       223.6
   Corporate bonds                                          552.1          0.8       (31.8)       521.1
   Redeemable preferred stocks                               63.2          2.9        (7.0)        59.1
   Mortgage-backed securities                                11.4          0.1        (0.4)        11.1
----------------------------------------------------------------------------------------------------------
         Total available for sale                      $  1,701.4     $   10.9   $   (71.7)  $  1,640.6
----------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

UNUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENTS (Continued)

FIXED MATURITIES (Continued)

The amortized cost and estimated fair values of fixed maturities at December 31, 1993, were as follows:

                                                                       Gross        Gross      Estimated
                                                         Amortized   Unrealized   Unrealized      Fair
(DOLLARS IN MILLIONS)                                       Cost       Gains        Losses       Value
---------------------------------------------------------------------------------------------------------
Held to maturity:
   U. S. Government                                     $    10.0     $    0.6      $   --    $    10.6
   States and municipalities                                718.7         64.5        (0.2)       783.0
   Foreign governments                                      255.3         50.3        (0.2)       305.4
   Public utilities                                       1,333.7         98.6        (1.6)     1,430.7
   Corporate bonds                                        4,186.8        377.7        (5.0)     4,559.5
   Certificates of deposit                                   36.4          1.1          --         37.5
   Mortgage-backed securities                                15.2          2.6          --         17.8
   Other debt securities                                      4.6          0.8          --          5.4
----------------------------------------------------------------------------------------------------------
         Total held to maturity                         $ 6,560.7     $  596.2      $ (7.0)   $ 7,149.9
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------


Available for sale:
   U. S. Government                                     $   388.9     $   27.7      $ (0.3)   $   416.3
   States and municipalities                                 73.5          5.1          --         78.6
   Foreign governments                                       13.7          1.3          --         15.0
   Public utilities                                         107.3          6.5          --        113.8
   Corporate bonds                                          166.0         10.1        (0.6)       175.5
   Redeemable preferred stocks                              105.8          7.7        (1.0)       112.5
   Mortgage-backed securities                                16.8          1.4          --         18.2
----------------------------------------------------------------------------------------------------------
         Total available for sale                       $   872.0     $   59.8      $ (1.9)   $   929.9
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

UNUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  INVESTMENTS (Continued)

FIXED MATURITIES (Continued)

The amortized cost and estimated fair value of fixed maturities at December 31, 1994, by contractual maturity date, are shown below. Expected maturities will differ from contractual maturities since certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                            Amortized       Estimated
(DOLLARS IN MILLIONS)                                                          Cost         Fair Value
-------------------------------------------------------------------------------------------------------
Held to maturity:
   Due in one year or less                                                   $   619.6        $   622.3
   Due after one year through five years                                       2,555.2          2,551.3
   Due after five years through ten years                                      2,465.5          2,387.1
   Due after ten years                                                           576.1            596.6
-------------------------------------------------------------------------------------------------------
                                                                               6,216.4          6,157.3
   Mortgage-backed securities (primarily due after 10 years)                      10.8             11.3
--------------------------------------------------------------------------------------------------------
         Total held to maturity                                              $ 6,227.2        $ 6,168.6
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

Available for sale:
   Due in one year or less                                                   $    46.8        $   47.3
   Due after one year through five years                                         845.2           816.3
   Due after five years through ten years                                        500.8           482.0
   Due after ten years                                                           297.2           283.9
--------------------------------------------------------------------------------------------------------
                                                                               1,690.0         1,629.5
   Mortgage-backed securities (primarily due after 10 years)                      11.4            11.1
--------------------------------------------------------------------------------------------------------
         Total available for sale                                            $ 1,701.4        $1,640.6
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

Gross gains of $12.4 million and $18.9 million, and gross losses of $1.3 million and $3.5 million, were realized on sales of fixed maturities in 1993 and 1992, respectively.

UNUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  INVESTMENTS (Continued)

FIXED MATURITIES (Continued)

During fourth quarter 1994, UNUM sold fixed maturities of five issuers classified as held to maturity with an amortized cost of $49.8 million due to evidence of significant unexpected deterioration of the issuers' creditworthiness. These sales resulted in a net realized loss of $3.0 million.

EQUITY SECURITIES

The fair values, which also represent carrying amounts, and the cost of equity securities available for sale were as follows at December 31, 1994:

                                                                       Fair
(DOLLARS IN MILLIONS)                                  Cost            Value
-----------------------------------------------------------------------------
Common stocks:
   Public utilities                                  $  57.5          $  53.1
   Industrial, miscellaneous and all other             434.7            574.8
------------------------------------------------------------------------------
     Total                                           $ 492.2          $ 627.9
------------------------------------------------------------------------------
------------------------------------------------------------------------------

At December 31, 1994, cumulative gross unrealized investment gains on equity securities available for sale totaled $158.7 million and losses totaled $(23.0) million.

MORTGAGE LOANS

Restructured mortgage loans at amortized cost amounted to $73.6 million and $65.9 million at December 31, 1994, and 1993, respectively. Troubled debt restructurings represent loans that are refinanced with terms more favorable to the borrower. Interest foregone on these loans was not material for the years ended December 31, 1994, 1993 or 1992.

OTHER

Real estate acquired in satisfaction of debt cumulatively amounts to $119.3 million at December 31, 1994. Real estate held for sale amounted to $31.0 million at December 31, 1994, and $24.7 million at December 31, 1993.

At December 31, 1994, bonds with an amortized cost of $16.1 million, real estate with a depreciated cost of $4.7 million and no mortgage loans were non-income producing for the twelve months ended December 31, 1994. Interest lost on these investments was not material in 1994, 1993 or 1992.

UNUM was committed at December 31, 1994, to purchase fixed maturities and other invested assets in the amount of $37.5 million.

UNUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  ALLOWANCE FOR PROBABLE LOSSES ON INVESTED ASSETS AND
REAL ESTATE HELD FOR SALE

Changes in the allowance for probable losses on invested assets and real estate held for sale were as follows:

                                                          Balance at                            Balance
                                                           beginning     Addi-       Deduc-      at end
(DOLLARS IN MILLIONS)                                       of year      tions       tions      of year
---------------------------------------------------------------------------------------------------------
Year Ended December 31, 1994
   Fixed maturities held to maturity and
     available for sale                                      $  0.3        $ 4.1     $    --     $  4.4
   Mortgage loans                                              48.6          8.5       (13.9)      43.2
   Real estate held for sale                                   20.9          0.8        (8.5)      13.2
---------------------------------------------------------------------------------------------------------
      Total                                                  $ 69.8        $13.4     $ (22.4)    $ 60.8
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

Year Ended December 31, 1993
   Fixed maturities held to maturity and
     available for sale                                      $  4.1        $(3.8)    $    --     $  0.3
   Mortgage loans                                              51.5          4.8        (7.7)      48.6
   Real estate held for sale                                   13.6         18.8       (11.5)      20.9
---------------------------------------------------------------------------------------------------------
      Total                                                  $ 69.2        $19.8     $ (19.2)    $ 69.8
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

Year Ended December 31, 1992
   Fixed maturities held to maturity                         $  5.5        $(1.0)    $  (0.4)    $  4.1
   Mortgage loans                                              43.1         26.5       (18.1)      51.5
   Real estate held for sale                                   15.9          7.2        (9.5)      13.6
---------------------------------------------------------------------------------------------------------
      Total                                                  $ 64.5        $32.7     $ (28.0)    $ 69.2
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

Additions represent charges to net realized investment gains less recoveries, and deductions represent reserves released upon disposal or restructuring of the related asset.

UNUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  DERIVATIVE FINANCIAL INSTRUMENTS

UNUM periodically uses common derivative financial instruments such as options, futures and forward exchange contracts to hedge certain risks associated with future investments and certain payments denominated in foreign currencies, primarily British pound sterling, Canadian dollar and Japanese yen. These derivative financial instruments are used to protect UNUM from the effect of market fluctuations in interest and exchange rates between the contract date and the date on which the hedged transaction occurs. UNUM does not intend to hold derivative financial instruments for the purpose of trading.

At December 31, 1994, UNUM had no open derivative financial instruments. At December 31, 1993, UNUM held interest rate futures contracts with commitments to purchase government securities with total par values of $207.0 million. In using these instruments, UNUM is subject to the off-balance-sheet risk that the counterparties to the transactions will fail to completely perform as contracted. UNUM manages this risk by only entering into contracts with highly rated institutions and listed exchanges.

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

Effective January 1, 1993, UNUM adopted Financial Accounting Standard No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," which eliminated the practice by insurance enterprises of reporting assets and liabilities relating to reinsured contracts net of the effects of reinsurance. The standard required prepaid reinsurance premiums and reinsurance receivables, for amounts to be recovered, to be reported as assets. It also prescribed conditions required for a contract with a reinsurer to be accounted for as reinsurance and defined accounting standards for short-duration and long-duration reinsurance contracts. As permitted, consolidated financial statements prior to adoption have not been restated.
The effect of the adoption on the Consolidated Balance Sheet was an increase in other assets of $80.0 million and a corresponding increase in future policy benefits and unpaid claims and claim expenses.

UNUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  REINSURANCE (continued)

The effect of reinsurance on premiums earned and written for the years ended December 31, 1994, and 1993, was as follows:


                                          1994                     1993
                                  --------------------     --------------------
(DOLLARS IN MILLIONS)              Earned     Written       Earned     Written
-------------------------------------------------------------------------------
Direct                            $2,674.2    $2,702.7     $2,331.5   $2,335.6
Assumed                              170.7       170.9        192.6      196.2
Ceded                               (112.5)     (112.6)       (50.0)     (50.5)
-------------------------------------------------------------------------------
   Premiums                       $2,732.4    $2,761.0     $2,474.1   $2,481.3
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


For the years ended December 31, 1994, and 1993, recoveries recognized under reinsurance agreements reduced benefits to policyholders by $53.3 million and $28.9 million, respectively.

Reinsurance premiums ceded and assumed were $51.5 million and $136.2 million, respectively, for 1992.

NOTE 7.  BUSINESS RESTRUCTURING AND OTHER CHARGES

In the fourth quarter of 1994, UNUM recorded pretax charges totaling $14.4 million, or $0.13 per share, which were reflected as operating expenses in the Consolidated Statement of Income. Of this total, the Individual Disability segment recorded $12.3 million related to the restructuring of the individual disability business and resulting consolidation of home office operations in UNUM America, which was comprised of $7.1 million for severance costs for 150 field and 150 home office employees and $5.2 million for exit costs of certain leased facilities and equipment, expiring through 1998. The remaining $2.1 million, recorded in the Employee Benefits segment, was for termination benefits for approximately 100 employees related to the acceleration of organizational changes within UNUM America. All employee related costs are expected to be paid by the end of 1995.

During 1992, UNUM released the restructuring reserve remaining for the costs of withdrawal and reassignment of employees associated with the 401(k) business in excess of amounts incurred, since actual costs were less than expected, which resulted in a pretax gain of $5.3 million. The gain associated with the release of this restructuring reserve reduced operating expenses in the 1992 Consolidated Statement of Income.

UNUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  EMPLOYEE BENEFIT PLANS

PENSION PLANS

UNUM has a noncontributory defined benefit pension plan covering substantially all domestic employees, excluding employees of Colonial Companies, Inc., and Duncanson & Holt, Inc. The plan provides benefits based on the employee's years of service and compensation during the highest five consecutive years out of the last ten years of employment. UNUM funds the plan in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended. Plan assets consist primarily of group annuity contracts and include approximately 224,392 shares of UNUM Corporation common stock.

Net pension cost included the following components:


                                                      Year Ended December 31,
                                                   ----------------------------
(DOLLARS IN MILLIONS)                               1994       1993      1992
-------------------------------------------------------------------------------
Service cost - benefits earned during the year     $  9.2     $  8.6     $ 7.5
Interest cost on projected benefit obligation        11.6       10.9       9.4
Actual return on plan assets                          3.3      (16.5)    (14.5)
Net amortization and deferral                       (16.5)       5.2       4.1
-------------------------------------------------------------------------------
   Net pension cost                                $  7.6     $  8.2    $  6.5
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


The funded status of the plan and amounts recognized in UNUM's Consolidated Balance Sheets, as determined by the plan's actuaries, were as follows:


                                                               December 31,
                                                           --------------------
(DOLLARS IN MILLIONS)                                        1994        1993
-------------------------------------------------------------------------------
Actuarial present value of benefit obligation:
   Vested benefit obligation                                $  96.2    $ 102.3
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
   Accumulated benefit obligation                           $  99.1    $ 104.8
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Projected benefit obligation for service rendered to date   $(141.9)   $(147.6)
Plan assets at fair  value                                    153.5      156.7
-------------------------------------------------------------------------------
Projected benefit obligation less than plan assets             11.6        9.1
Unrecognized net gain                                         (26.2)     (21.6)
Unrecognized prior service cost                                (3.3)      (6.1)
Unamortized net obligation                                      2.7        3.1
-------------------------------------------------------------------------------
   Accrued pension cost                                     $ (15.2)   $ (15.5)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

UNUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  EMPLOYEE BENEFIT PLANS (Continued)

PENSION PLANS (Continued)

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.25% and 5.20%, respectively, at December 31, 1994, and 7.25% and 4.70%, respectively, at December 31, 1993. The expected long-term rate of return on plan assets was 9.0% in 1994 and 8.25% in 1993 and 1992. Prior year service costs are being amortized on a straight-line basis over expected employment periods for active employees.

UNUM also administers certain supplemental retirement plans for eligible employees and officers and certain other pension plans. The cost of these plans was not significant for the years ended December 31, 1994, 1993 and 1992.

RETIREMENT SAVINGS PLANS

UNUM has several retirement savings and profit sharing plans for substantially all full-time and part-time employees who work 1,000 hours a year and have been employed for at least one year. Dependent upon which plan the employee participates in, eligible employees may contribute primarily up to 10% of their annual salary, and UNUM matches a portion of each employee's contribution up to 6% of the employee's bi-weekly compensation. Participants may become 100% vested immediately upon becoming eligible to participate, or incrementally over a five year period. In 1994, 1993 and 1992, expense for these plans amounted to $8.4 million, $8.3 million and $6.5 million, respectively.

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

Effective January 1, 1993, UNUM adopted Financial Accounting Standard ("FAS") No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," which changed the method for recognition of the cost of these benefits from a cash basis to an accrual basis over the years in which the employees render the related services. UNUM elected to immediately recognize the FAS 106 liability at January 1, 1993, of $48.8 million as a cumulative effect of an accounting change, which decreased net income by $32.1 million, or $0.40 per share, during 1993.

UNUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  EMPLOYEE BENEFIT PLANS (Continued)

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS (Continued)

Postretirement benefits expense included the following components:


                                                        Year Ended December 31,
                                                        -----------------------
(DOLLARS IN MILLIONS)                                      1994         1993
-------------------------------------------------------------------------------
Service cost                                               $ 3.8        $ 3.4
Interest cost                                                4.4          4.0
-------------------------------------------------------------------------------
   Postretirement benefits expense                         $ 8.2        $ 7.4
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


The following represents the unfunded accumulated postretirement benefits obligation as determined by the plans' actuaries:


                                                               December 31,
                                                           --------------------
(DOLLARS IN MILLIONS)                                       1994         1993
-------------------------------------------------------------------------------
Retirees                                                   $21.3        $19.6
Active employees fully eligible                              4.5          6.5
Other active participants                                   38.9         29.7
-------------------------------------------------------------------------------
Accumulated postretirement benefits obligation              64.7         55.8
Unrecognized other amounts                                  (1.0)         1.2
-------------------------------------------------------------------------------
   Accrued postretirement benefits cost                    $63.7        $57.0
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


Under UNUM's plans, the cost of covered health care benefits is assumed to increase 10.00% and 10.75% for retirees less than 65 years old, and 7.50% and 8.25% for retirees 65 years and older for 1995. These rates are assumed to decrease incrementally to 5.50% and 6.25% by 2001, and remain at that level thereafter. The weighted average discount rates used in determining the accumulated postretirement benefits obligation were 8.00% and 8.25%, at December 31, 1994, and 7.25% and 7.50%, at December 31, 1993. The rates of increase in future compensation levels used in determining the accumulated postretirement benefits obligation were 5.2% and 4.7%, at December 31, 1994 and 1993, respectively.

At December 31, 1994, a 1% increase in the trend rate for health care costs would increase the accumulated postretirement benefits obligation by $13.4 million and postretirement benefits expense by $1.8 million.

UNUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  OPTION AND INCENTIVE PLANS

LONG-TERM STOCK INCENTIVE PLAN AND EXECUTIVE STOCK OPTION PLAN

The 1990 Long-Term Stock Incentive Plan ("Incentive Plan") provides for granting of restricted shares of UNUM Corporation common stock to key officers. The Incentive Plan also provides for granting of options to officers, non-employee directors of UNUM Corporation and key employees, to purchase UNUM Corporation common stock over ten years at a price not less than 100% of the fair market value on the date of grant. The maximum number of shares reserved for issuance under the Incentive Plan was 6,800,000 in 1994 and 1993, and 3,500,000 in 1992. At December 31, 1994, 1993 and 1992, 2,511,145 shares,
3,316,734 shares, and 1,006,684 shares, respectively, were available for grant under the Incentive Plan.

The restriction period for each restricted stock award under the Incentive Plan is in excess of three years, with the restrictions lapsing as a result of the achievement of prescribed financial performance objectives during each three year period, with the exception of 10,000 shares of restricted stock granted in 1994 on which restrictions will lapse on January 6, 1998, provided the grantee remains continuously in the employ of UNUM. Plan participants are entitled to cash dividends and voting rights on their respective shares. In 1994, restrictions lapsed on 80,800 shares granted for the 1991 - 1993 performance period. All other restricted stock shares issued remained subject to restrictions.

The market value of the restricted shares issued under the Incentive Plan has been recorded as deferred compensation and is included as a reduction of stockholders' equity in the Consolidated Balance Sheets.

The 1987 Executive Stock Option Plan ("Option Plan") provided for granting to officers and key employees options to purchase UNUM Corporation common stock over ten years at a price not less than 100% of the fair market value on the date of grant. Options outstanding under the Option Plan are included in the summary of stock options.

UNUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  OPTION AND INCENTIVE PLANS (Continued)

LONG-TERM STOCK INCENTIVE PLAN AND EXECUTIVE STOCK OPTION PLAN (Continued)

Beginning in 1991, certain officers were granted limited stock appreciation rights ("LSARs") in tandem with their outstanding options. LSARs afford the optionee the right to receive payment upon a change in control as defined in the plans equal to the higher of the excess of the highest price per share paid in connection with such change in control or the fair market value per share, over the option price per share. As an underlying stock option is exercised, the LSARs are automatically canceled. At December 31, 1994, 1993 and 1992, there were 590,275 LSARs, 556,500 LSARs, and 685,550 LSARs outstanding, respectively.

The following is a summary of stock options and restricted stock information:

                                                                     Restricted
                                                   Options              Stock
-------------------------------------------------------------------------------
Outstanding at January 1, 1992                      3,085,014          80,800

1992 Activity:
  Granted at $33.17 to $40.70 per share             1,043,969              --
  Granted for restricted stock                             --          34,600
  Exercised at $7.13 to $54.00 per share             (860,147)             --
  Canceled/reissued                                  (141,954)             --
-------------------------------------------------------------------------------
Outstanding at December 31, 1992                    3,126,882         115,400
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
1993 Activity:
  Granted at $52.88 to $57.75 per share             1,031,650              --
  Granted for restricted stock                            --           32,525
  Exercised at $9.03 to $36.75 per share             (655,300)             --
  Canceled/reissued                                  (100,278)         (1,500)
-------------------------------------------------------------------------------
Outstanding at December 31, 1993                    3,402,954         146,425
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
1994 Activity:
  Granted at $38.00 to $51.31 per share               884,375             --
  Granted for restricted stock                           --            46,850
  Lapse of restrictions on restricted stock              --           (80,800)
  Exercised at $9.03 to $47.88 per share             (282,729)            --
  Canceled/reissued                                  (151,578)         (2,525)
-------------------------------------------------------------------------------
Outstanding at December 31, 1994                    3,853,022         109,950
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


The number of exercisable shares as of December 31, 1994, 1993 and 1992, were 1,975,219 shares, 1,396,182 shares, and 1,305,720 shares, respectively.

UNUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  OPTION AND INCENTIVE PLANS (Continued)

LONG-TERM STOCK INCENTIVE PLAN AND EXECUTIVE STOCK OPTION PLAN (Continued)

In connection with the March 26, 1993, merger with Colonial Companies, Inc. ("Colonial"), outstanding options to acquire shares of Colonial Class B common stock were converted into options to acquire shares of UNUM common stock, and are included in the preceding summary of stock options. Pursuant to the merger, no further options will be granted under the Colonial stock option plans.

THE 1998 GOALS STOCK OPTION PLAN

The 1998 Goals Stock Option Plan ("1998 Option Plan") was introduced in January 1995. The 1998 Option Plan provides for granting to all eligible employees up to 150 options to purchase UNUM Corporation common stock at a price not less than 100% of the fair market value on the date of the grant. The options will vest to the employee in January 2004; however, if UNUM achieves its 1998 goals, vesting will be accelerated to early 1999.

ANNUAL INCENTIVE PLANS

UNUM has several annual incentive plans for certain employees and executive officers, which provide additional compensation based on achievement of predetermined annual corporate and affiliate financial and non-financial goals. In 1994, 1993 and 1992, expense for these plans was $7.5 million, $27.9 million and $24.6 million, respectively.

NOTE 10.  INCOME TAXES

Effective January 1, 1993, UNUM adopted Financial Accounting Standard No. 109, "Accounting for Income Taxes," which changed the method for calculating and reporting deferred income taxes in the financial statements from the deferred method to the liability method. The liability method of accounting for income taxes requires that deferred tax liabilities or assets at the end of each period be determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Under this method, income tax will increase or decrease in the same period in which a change in tax rate is enacted. The cumulative effect of this accounting change amounted to a $20.0 million increase in net income, or $0.25 per share, for the year ended December 31, 1993.

On August 10, 1993, legislation was enacted to increase the federal corporate income tax rate of 34% to 35%, retroactive to January 1, 1993. The tax rate increase resulted in a charge to net income totaling $11.4 million, or $0.15 per share, which included $3.6 million, or $0.05 per share, related to 1993 pretax income, and a $7.8 million, or $0.10 per share, adjustment to the deferred income tax liability.

UNUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  INCOME TAXES (Continued)

A reconciliation of income taxes computed by applying the federal income tax rate to income before income taxes and the consolidated income tax expense charged to operations follows:


                                                        Year Ended December 31,
                                                        -----------------------
(DOLLARS IN MILLIONS)                                   1994     1993     1992
-------------------------------------------------------------------------------
Tax at federal statutory rate (35% for 1994 and 1993,
  34% for 1992)                                        $ 69.5   $161.1  $135.5
Tax-exempt income                                       (32.0)   (29.4)  (31.8)
Prior years' taxes                                         --     (2.0)   (2.0)
State income tax                                          2.2      3.9     3.7
Tax on foreign operations                                  --      0.1     0.1
Adjustment to deferred tax liability due to
  tax rate increase                                        --      7.8      --
Other                                                     4.2      6.8     1.8
-------------------------------------------------------------------------------
    Income taxes                                       $ 43.9   $148.3  $107.3
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


Deferred income tax liabilities and assets were comprised of the following:


                                                               December 31,
                                                           --------------------
(DOLLARS IN MILLIONS)                                       1994         1993
-------------------------------------------------------------------------------
Deferred tax liabilities:
 Deferred policy acquisition costs                         $298.9       $257.8
 Policy reserve adjustments                                  59.3         69.6
 Net unrealized gains                                        27.1         79.4
 Value of business acquired                                  17.9         19.0
 Invested assets                                             28.9         10.5
 Other                                                       10.6          7.4
-------------------------------------------------------------------------------
    Total deferred tax liabilities                          442.7        443.7
-------------------------------------------------------------------------------

Deferred tax assets:
 Alternative minimum tax credit carryforwards                45.3         20.2
 Net realized losses                                         15.0         17.3
 Postretirement benefits                                     20.3         19.7
 Loss carryforward                                            5.9          8.0
 Other                                                        7.6          1.8
-------------------------------------------------------------------------------
    Total deferred tax assets                                94.1         67.0
------------------------------------------------------------------------------
Net deferred tax liability                                 $348.6       $376.7
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


UNUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  INCOME TAXES (Continued)

Deferred income taxes relating to cumulative net unrealized gains on available for sale securities were $27.1 million, $79.4 million and $57.4 million at December 31, 1994, 1993 and 1992, respectively. At December 31, 1994, $5.0 million of the $27.1 million deferred income taxes was reflected in retained earnings, while the remaining $22.1 million was netted against the unrealized gains component of stockholders' equity.

As of December 31, 1994, deferred U.S. income taxes have not been provided on the accumulated earnings of UNUM's foreign subsidiaries. These earnings would become subject to U.S. tax if remitted to UNUM Corporation.

Prior to the Tax Reform Act of 1984 ("1984 Act"), half the excess of the tax basis gain from operations of a life insurance company over its taxable investment income was currently taxable. The other half was set aside in a Policyholders Surplus Account, together with certain special life insurance company deductions. The cumulative amount in the Policyholders Surplus Account as of December 31, 1983, was frozen by the 1984 Act and amounted to $31.8 million at December 31, 1994. Any direct or indirect distributions from this account would be taxed at current tax rates; however, no provision has been made for related taxes. If the amount set aside in this account were taxed at the current rate at December 31, 1994, for all life insurance subsidiaries, the tax would have amounted to $11.1 million.

UNUM's Consolidated Statements of Income for 1994, 1993 and 1992, included the following amounts of foreign income and related income tax expense:


                                                        Year Ended December 31,
                                                       ------------------------
(DOLLARS IN MILLIONS)                                   1994     1993     1992
-------------------------------------------------------------------------------
Foreign income                                         $24.2    $ 20.9    $32.7
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Income tax expense (credit):
  Current                                              $ 0.7    $(12.5)   $ 1.6
  Deferred                                               9.7      20.2     10.4
-------------------------------------------------------------------------------
    Total                                              $10.4    $  7.7    $12.0
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


UNUM subsidiaries had operating loss carryforwards totaling $16.5 million and alternative minimum tax ("AMT") credit carryforwards totaling $45.3 million as of December 31, 1994. Substantially all of the operating loss carryforwards relate to foreign operations and can be carried forward indefinitely. The AMT credits can also be carried forward indefinitely.

UNUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  NOTES PAYABLE

Notes payable consisted of the following at December 31, 1994, and 1993:



                                                                 December 31,
                                                              -----------------
(DOLLARS IN MILLIONS)                                         1994         1993
-------------------------------------------------------------------------------
Short-term debt:
  Commercial paper                                            $216.5     $109.9
  Other notes payable, with weighted average interest
   rate of 2.7%                                                 30.1        0.1
-------------------------------------------------------------------------------
    Total short-term debt                                      246.6      110.0
-------------------------------------------------------------------------------

Long-term debt:
  Medium-term notes payable due 1996 to 2024
   with interest rates ranging from 5.1% to 7.5%               180.8      126.1
  Other notes payable                                            1.3        2.5
-------------------------------------------------------------------------------
    Total long-term debt                                       182.1      128.6
-------------------------------------------------------------------------------
    Total notes payable                                       $428.7     $238.6
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


At December 31, 1994, UNUM Corporation had a $500 million committed revolving credit facility which expires on October 1, 1999. UNUM's commercial paper program is supported by the revolving credit facility and is available for general liquidity needs, capital expansion, acquisitions or stock repurchase. The committed revolving credit facility contains certain covenants which, among other provisions, require maintenance of certain levels of stockholders' equity and limits on level of debt. The commercial paper outstanding at December 31, 1994, and 1993, had a weighted average interest rate of approximately 6.34% and 3.41%, respectively.

Aggregate maturities of long-term debt are as follows: 1995-$0; 1996-$16.2 million; 1997-$48.2 million; 1998-$29.8 million; 1999-$21.4 million;
thereafter-$66.5 million.

On February 28, 1995, UNUM borrowed $100 million under the revolving credit facility, which was infused into UNUM America in exchange for surplus debentures. Repayment of principal and interest on the surplus debentures is subject to state insurance regulatory approval.

NOTE 12.  CAPITAL STOCK

In September 1993, UNUM announced the resumption of a program to repurchase its common stock pursuant to an existing Board of Directors' resolution. On February 11, 1994, UNUM's Board of Directors voted to expand UNUM's authorization to repurchase an additional 5.0 million shares, bringing the total number of shares authorized for repurchase to 44.0 million shares. Since the resumption of the stock repurchase program, UNUM has acquired approximately
7.6 million shares of its common stock through December 31, 1994, in the open market at an aggregate cost of $375.8 million. No shares were acquired in the open market during 1992 or 1991. At December 31, 1994, approximately 2.7 million shares remained authorized for repurchase.

UNUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  CAPITAL STOCK (Continued)

Under the Long-Term Stock Incentive Plan and Executive Stock Option Plan and the plans of Colonial Companies, Inc. (see Note 9 "Option and Incentive Plans"), 329,579 shares, 687,825 shares, and 894,747 shares were issued in 1994, 1993 and 1992, respectively.

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

NOTE 14.  DIVIDEND RESTRICTIONS

UNUM is subject to various state insurance regulatory restrictions that limit the maximum amount of dividends available from its United States domiciled insurance subsidiaries without prior approval. Under current law, during 1995 approximately $81.3 million will be available for payment of dividends to UNUM Corporation without state insurance regulatory approval. Dividends in excess of this amount may only be paid with state insurance regulatory approval. The aggregate statutory capital and surplus of the United States domiciled insurance subsidiaries of UNUM Corporation was approximately $840.1 million and $953.9 million, at December 31, 1994, and 1993, respectively. The aggregate statutory net income of UNUM Corporation's United States domiciled insurance subsidiaries was approximately $70.4 million, $216.0 million and $154.1 million for 1994, 1993 and 1992, respectively. State insurance regulatory authorities prescribe statutory accounting practices that differ in certain respects from generally accepted accounting principles. The significant differences relate to deferred acquisition costs, deferred income taxes, non-admitted asset balances, required investment risk reserves and reserve calculation assumptions.

UNUM Corporation also has the ability to draw a dividend of approximately $30 million from its United Kingdom based affiliate, UNUM Limited, subject to certain U.S. tax consequences.

UNUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  LITIGATION

In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at December 31, 1994. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position or the consolidated operating results of UNUM.

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

The Employee Benefits segment includes group long term disability, group life and other employee benefits products, including short term disability, accidental death and dismemberment and dental insurance. The Related Businesses segment includes UNUM Limited in the United Kingdom, Commercial
Life Insurance Company, and reinsurance operations including Duncanson & Holt, Inc. The Colonial Companies segment includes Colonial Companies, Inc. and subsidiaries, which offer payroll-deducted, voluntary employee benefits to employees at their worksites. The Individual Disability segment includes disability income products. The Retirement Security segment includes tax sheltered annuities, long term care insurance and lifestyle security protection products. The Other Operations segment includes individual life insurance business of UNUM Life Insurance Company of America, group medical operations, guaranteed investment contracts, deposit administration accounts, and 401(k) plans, all of which are no longer actively marketed by UNUM. Corporate includes transactions which are generally non-insurance related and expenses incurred to effect the March 26, 1993, merger of UNUM and Colonial.

UNUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  SEGMENT INFORMATION (Continued)

Summarized financial information for the six business segments and Corporate is as follows:


                                                  Year Ended December 31,
                                            -----------------------------------
(DOLLARS IN MILLIONS)                          1994         1993       1992
-------------------------------------------------------------------------------
Revenues:
  Employee Benefits                         $ 1,714.9    $ 1,597.3   $ 1,350.6
  Related Businesses                            567.1        488.0       446.0
  Colonial Companies                            473.9        448.8       407.3
  Individual Disability                         442.1        405.0       367.9
  Retirement Security                           289.4        271.8       261.1
  Other Operations                              131.3        179.9       210.9
  Corporate                                       5.0          6.2         4.7
-------------------------------------------------------------------------------
    Total revenues                          $ 3,623.7    $ 3,397.0   $ 3,048.5
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Income (loss) before income taxes and
  cumulative effects of accounting changes:
   Employee Benefits                        $   257.8    $   239.1   $   222.5
   Related Businesses                            60.3         57.3        53.4
   Colonial Companies                            62.7         70.4        60.5
   Individual Disability                       (188.2)        69.0        44.6
   Retirement Security                           25.7         21.1         6.7
   Other Operations                               8.5         20.8        16.5
   Corporate                                    (28.2)       (17.4)       (5.7)
-------------------------------------------------------------------------------
Income before income taxes and cumulative
  effects of accounting changes                 198.6        460.3       398.5
Income taxes                                     43.9        148.3       107.3
-------------------------------------------------------------------------------
Income before cumulative effects of accounting
  changes                                       154.7        312.0       291.2
Cumulative effects of accounting changes          --        (12.1)         --
-------------------------------------------------------------------------------
    Net income                              $   154.7    $   299.9   $   291.2
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------




                                                        December 31,
                                            -----------------------------------
(DOLLARS IN MILLIONS)                          1994         1993       1992
-------------------------------------------------------------------------------
Identifiable Assets:
  Employee Benefits                         $ 3,660.6    $ 3,294.5   $ 2,936.4
  Related Businesses                          1,467.2      1,269.0     1,113.2
  Colonial Companies                            846.2        819.2       745.9
  Individual Disability                       1,756.5      1,516.3     1,349.1
  Retirement Security                         3,384.8      3,249.3     3,051.7
  Other Operations                            1,213.6      1,493.9     1,982.7
  Corporate                                     451.3        452.3       442.8
  Individual Participating
    Life and Annuity                            347.0        342.8       338.0
-------------------------------------------------------------------------------
   Total assets                             $13,127.2    $12,437.3   $11,959.8
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


UNUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for 1994 and 1993:


(DOLLARS IN MILLIONS, EXCEPT PER COMMON SHARE DATA)
-------------------------------------------------------------------------------
1994
-------------------------------------------------------------------------------
                                            4th       3rd        2nd      1st
-------------------------------------------------------------------------------
Premiums                                  $705.7    $670.3     $701.4   $655.0
Investment income                          194.4     192.3      192.4    191.1
Net realized investment gains                9.6      11.6       12.5     11.9
Benefits to policyholders                  539.8     708.2      518.7    481.4
Net income (loss)                         $ 54.0    $(61.7)    $ 85.3   $ 77.1
-------------------------------------------------------------------------------
Net income (loss) per common share        $ 0.75    $(0.84)    $ 1.14   $ 1.02
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

1993
-------------------------------------------------------------------------------
                                            4th       3rd        2nd      1st
-------------------------------------------------------------------------------
Premiums                                  $647.7    $622.9     $624.6   $578.9
Investment income                          193.2     196.4      200.3    200.5
Net realized investment gains                8.5      10.6        9.8     20.5
Benefits to policyholders                  460.5     446.9      449.8    418.5
Net income                                $ 83.1    $ 72.1     $ 80.8   $ 63.9
-------------------------------------------------------------------------------
Net income per common share               $ 1.08    $ 0.91     $ 1.02   $ 0.81
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On August 2, 1993, the Registrant determined not to reappoint Ernst & Young L.L.P. as the Registrant's independent auditors for 1993. Also on August 2, 1993, the Registrant engaged Coopers & Lybrand L.L.P. as the Registrant's independent auditors. In connection with the audit of the fiscal year ended December 31, 1992, and for the interim period dating from January 1, 1993, until August 2, 1993, there were no disagreements between Ernst & Young L.L.P. and the Registrant on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Ernst & Young L.L.P., would have resulted in reference or disclosure in Ernst & Young L.L.P.'s reports.

    Ernst & Young L.L.P.'s report for the fiscal year ended December 31, 1992, contained no adverse opinion, no disclaimer of opinion and no qualification or modification of opinion as to uncertainty, audit scope, or accounting principles.

    The change of independent auditors was recommended by the Audit Committee of the Registrant's Board of Directors and approved by the Board of Directors.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.  DIRECTORS OF THE REGISTRANT

    The information under the caption "Election of Directors" included in UNUM's proxy statement dated March 28, 1995, is incorporated by reference.

B.  EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of UNUM are as follows:

                             AGE (AS OF                                                                           AN OFFICER
         NAME              MARCH 24, 1995)                         POSITION HELD WITH UNUM                          SINCE
-----------------------  -------------------  ------------------------------------------------------------------  ----------
James F. Orr III                     52       Chairman, President and Chief Executive Officer                        1986
Thomas G. Brown                      50       Executive Vice President                                               1992
Stephen B. Center                    57       Executive Vice President                                               1972
Robert W. Crispin                    48       Executive Vice President                                               1995
Rodney N. Hook                       48       Senior Vice President and Chief Financial Officer                      1989
Peter J. Moynihan                    51       Senior Vice President                                                  1979
Kevin P. O'Connell*                  49       Senior Vice President, UNUM America                                    1987
Elaine D. Rosen*                     42       Senior Vice President, UNUM America                                    1983
Robert E. Staton*                    48       Chairman, Colonial Life                                                1984

------------
*Denotes an executive of UNUM America or Colonial Life who is not an officer of the Corporation but who is considered an "executive officer" under regulations of the Securities and Exchange Commission.

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

    Mr. Brown was elected Executive Vice President of UNUM in January 1995. In addition, he continues to serve as President and Chief Executive Officer of Duncanson & Holt, Inc. ("D&H"), a post he has held since 1987. D&H became a wholly-owned subsidiary of UNUM in July 1992.

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

    Mr. Crispin was elected Executive Vice President of UNUM in January 1995. Prior to joining UNUM, Mr. Crispin served as Vice Chairman and Chief Investment Officer of The Travelers Insurance Companies, from July 1991 to January 1995 and as Executive Vice President of Lincoln National Corporation from 1986 to 1991.

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

    Mr. O'Connell was elected Senior Vice President of UNUM America in January 1992. Previously, he served as Senior Vice President for Group Life and Health from November 1988 to January 1992 and additionally for Group Retirement Products from May 1990 to January 1992. He joined UNUM America in 1968.

    Ms. Rosen was elected Senior Vice President of UNUM America in January 1991. Previously, she served as Senior Vice President for Long Term Disability from November 1988 to January 1991. She joined UNUM America in 1975.

    Mr. Staton was elected Chairman of Colonial Life in December 1993. Previously, he served as Senior Vice President from February 1990 to December 1993 and Vice President from August 1985 to February 1990; and additionally as General Counsel from August 1985 to November 1993, and Corporate Secretary from February 1992 to August 1993. He joined Colonial Life in 1984.

ITEM 11.  EXECUTIVE COMPENSATION

    The   information  under  the  captions   "Compensation  of  Directors"  and
"Executive Compensation" included in UNUM's proxy statement dated March 28, 1995, is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information under the caption "Security Ownership" included in UNUM's proxy statement dated March 28, 1995, is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information under the caption "Executive Compensation" included in UNUM's proxy statement dated March 28, 1995, is incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

       (a)Documents filed:

          1.The following Consolidated Financial Statements of UNUM Corporation and subsidiaries are included in Item 8.




Consolidated Statements of Income for the Years Ended December 31, 1994, 1993 and 1992............................
Consolidated Balance Sheets as of December 31, 1994, and 1993.....................................................
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1994, 1993 and 1992..............
Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992........................
Notes to Consolidated Financial Statements........................................................................

          2.Financial Statement  Schedules.  See Index  to  Financial  Statement
            Schedules on page    of this report.

          3. Exhibits. See Index to Exhibits on page    of this report.

       (b)Reports on Form 8-K:

            No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1994.

    Schedules and exhibits required by Article 7 of Regulation S-X other than those listed are omitted because they are not required, are not applicable, or equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF PORTLAND, STATE OF MAINE, ON MARCH 24, 1995.
                                          UNUM Corporation
                                          By         /s/ JAMES F. ORR III
                                            ------------------------------------
                                          James F. Orr III (Chairman, President
                                              and Chief Executive Officer)

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

                          NAME                                                       TITLE                                 DATE
---------------------------------------------------------  ---------------------------------------------------------  --------------
                        /s/ JAMES F. ORR III               Chairman, President and Chief Executive Officer            March 24, 1995
       -------------------------------------------
                             (James F. Orr III)
                         /s/ RODNEY N. HOOK                Senior Vice President and Chief Financial Officer          March 24, 1995
       -------------------------------------------
                             (Rodney N. Hook)
                      /s/ STEPHEN D. ROBERTS               Vice President and Corporate Controller                    March 24, 1995
       -------------------------------------------
                           (Stephen D. Roberts)
                                      *                    Director                                                   March 24, 1995
       -------------------------------------------
                             (Gayle O. Averyt)
                                      *                    Director                                                   March 24, 1995
       -------------------------------------------
                           (Kenneth S. Axelson)
                                      *                    Director                                                   March 24, 1995
       -------------------------------------------
                         (Robert E. Dillon, Jr.)
                                      *                    Director                                                   March 24, 1995
       -------------------------------------------
                           (Gwain H. Gillespie)
                                      *                    Director                                                   March 24, 1995
       -------------------------------------------
                         (Ronald E. Goldsberry)
                                      *                    Director                                                   March 24, 1995
       -------------------------------------------
                           (Donald W. Harward)
                                      *                    Director                                                   March 24, 1995
       -------------------------------------------
                           (George J. Mitchell)
                                      *                    Director                                                   March 24, 1995
       -------------------------------------------
                        (Cynthia A. Montgomery)
                                                           Director                                                   March 24, 1995
       -------------------------------------------
                          (James L. Moody, Jr.)
                                      *                    Director                                                   March 24, 1995
       -------------------------------------------
                            (Lawrence R. Pugh)
                                      *                    Director                                                   March 24, 1995
       -------------------------------------------
                            (Lois Dickson Rice)
                                      *                    Director                                                   March 24, 1995
       -------------------------------------------
                               (John W. Rowe)
                       */s/ JOHN-PAUL DEROSA
       -------------------------------------------
         (John-Paul DeRosa, as Attorney-in-fact
           for each of the persons indicated)
                  (Assistant Secretary)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Stockholders
UNUM Corporation

    We have audited the consolidated financial statements and the financial statement schedules of UNUM Corporation and subsidiaries listed in Item 14(a) of this Form 10-K as of and for the years ended December 31, 1994 and 1993. These consolidated financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

    In our opinion, the 1994 and 1993 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UNUM Corporation and subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the 1994 and 1993 financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

    As discussed in Notes 3, 8 and 10 of the consolidated financial statements, the Corporation changed its method of accounting for certain investments in debt securities in 1994 and its method of accounting for postretirement benefits other than pensions, and accounting for income taxes in 1993.

                                       /s/ COOPERS & LYBRAND L.L.P.
Portland, Maine
February 7, 1995, except for Note 11 for
which the date is February 28, 1995

                         REPORT OF INDEPENDENT AUDITORS

To the Directors and Stockholders
UNUM Corporation
Portland, Maine

    We have audited the consolidated statements of income, stockholders' equity, and cash flows of UNUM Corporation and Subsidiaries for the year ended December 31, 1992. Our audit also included the financial statement schedules for 1992 listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of UNUM Corporation and subsidiaries for the year ended December 31, 1992, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG L.L.P.
Boston, Massachusetts
March 26, 1993

                       UNUM CORPORATION AND SUBSIDIARIES
                     INDEX TO FINANCIAL STATEMENT SCHEDULES

SCHEDULES

    The   following  financial  statement  schedules  of  UNUM  Corporation  and subsidiaries are included in Item 14(a):

                                                                         PAGE(S)
                                                                         -------

 II  Condensed Financial Information of UNUM Corporation (Registrant)..
III  Supplementary Insurance Information...............................
 IV  Reinsurance.......................................................

                       UNUM CORPORATION (PARENT COMPANY)
          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
                             (DOLLARS IN MILLIONS)

------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
                                                                            YEAR ENDED DECEMBER 31,
                                                                         -----------------------------
                                                                          1994       1993       1992
------------------------------------------------------------------------------------------------------
Revenues
  Dividends from subsidiaries*........................................   $102.0     $131.8     $110.8
  Investment income...................................................      0.1        0.2        0.8
  Net realized investment gains.......................................     --         --          1.9
  Fees and other income...............................................      0.8       --         --
                                                                         -------    -------    -------
      Total revenues..................................................    102.9      132.0      113.5
Expenses
  Operating expenses..................................................      8.7       11.6        9.2
  Interest expense....................................................     18.6       12.4       10.7
  Interest expense on loans from subsidiaries*........................      2.3        0.1       --
                                                                         -------    -------    -------
      Total expenses..................................................     29.6       24.1       19.9
                                                                         -------    -------    -------
Income before income taxes............................................     73.3      107.9       93.6
Income tax expense (benefit)..........................................     (6.2)      (5.7)       3.5
                                                                         -------    -------    -------
Income before equity in undistributed net income of subsidiaries......     79.5      113.6       90.1
Equity in undistributed net income of subsidiaries*...................     75.2      186.3      201.1
                                                                         -------    -------    -------
Net income............................................................   $154.7     $299.9     $291.2
                                                                         -------    -------    -------
                                                                         -------    -------    -------

------------
*Eliminated in consolidation

See note to condensed financial statements.

                       UNUM CORPORATION (PARENT COMPANY)
          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                             (DOLLARS IN MILLIONS)


                                                                                     DECEMBER 31,
                                                                                    1994      1993
----------------------------------------------------------------------------------------------------
Assets
  Investments
    Investment in subsidiaries*.................................................  $2,386.0  $2,376.9
    Short-term investments......................................................       0.5       4.4
                                                                                  --------  --------
      Total investments.........................................................   2,386.5   2,381.3
  Cash..........................................................................       2.0       1.3
  Amounts receivable from subsidiaries, net*....................................      18.4      12.4
  Property and equipment, net...................................................      16.7      17.3
                                                                                  --------  --------
      Total assets..............................................................  $2,423.6  $2,412.3
                                                                                  --------  --------
                                                                                  --------  --------
Liabilities and Stockholders' Equity
  Liabilities
    Notes payable...............................................................  $  427.4  $  236.0
    Notes payable to subsidiary*................................................      60.0      60.0
    Income taxes................................................................       2.7       2.3
    Other liabilities...........................................................      18.1      11.3
                                                                                  --------  --------
      Total liabilities.........................................................     508.2     309.6
  Stockholders' Equity
    Preferred stock, par value $0.10 per share, authorized 10,000,000 shares, none issued
    Common stock, par value $0.10 per share, authorized 120,000,000 shares,
     issued 99,987,958 shares...................................................      10.0      10.0
    Additional paid-in capital..................................................   1,062.4   1,062.3
    Unrealized gains on available for sale securities of subsidiaries, net of
     deferred taxes.............................................................      67.7     165.2
    Unrealized foreign currency translation adjustment..........................     (23.7)    (24.1)
    Retained earnings (including undistributed earnings of subsidiaries of
     $1,114.3 million and $1,039.1 million in 1994 and 1993, respectively)......   1,507.2   1,420.8
                                                                                  --------  --------
                                                                                   2,623.6   2,634.2
  Less:
    Treasury stock, at cost (1994-27,575,430 shares; 1993-24,006,816 shares)....     706.6     529.8
    Restricted stock deferred compensation......................................       1.6       1.7
                                                                                  --------  --------
      Total stockholders' equity................................................   1,915.4   2,102.7
                                                                                  --------  --------
      Total liabilities and stockholders' equity................................  $2,423.6  $2,412.3
                                                                                  --------  --------
                                                                                  --------  --------

*Eliminated in consolidation

See note to condensed financial statements.

                       UNUM CORPORATION (Parent Company)
          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                  -------------------------
                                                                                   1994     1993     1992
-----------------------------------------------------------------------------------------------------------
Operating activities:
  Net income....................................................................  $ 154.7  $ 299.9  $ 291.2
  Adjustments to reconcile net income to net cash provided by operating activities:
    Increase in income tax liability............................................      0.4      2.3      3.2
    (Increase) decrease in amounts due to/from subsidiaries.....................     (6.0)     7.5     (1.2)
    Other.......................................................................     11.1      4.6     (5.4)
  Equity in undistributed net income of subsidiaries*...........................    (75.2)  (186.3)  (201.1)
                                                                                  -------  -------  -------
      Net cash provided by operating activities.................................     85.0    128.0     86.7
                                                                                  -------  -------  -------
Investing activities:
  Sales of investments..........................................................       --       --     86.2
  Purchases of investments......................................................       --      0.3    (89.9)
  Investment in subsidiaries, net*..............................................    (30.6)     0.9    (43.8)
  Net (increase) decrease in short-term investments.............................      3.9     (2.3)     1.4
  Net additions to property and equipment.......................................     (3.3)    (2.4)    (1.7)
                                                                                  -------  -------  -------
      Net cash used in investing activities.....................................    (30.0)    (3.5)   (47.8)
                                                                                  -------  -------  -------
Financing activities:
  Dividends to stockholders.....................................................    (68.3)   (61.4)   (41.9)
  Treasury stock acquired.......................................................   (183.3)  (192.5)      --
  Proceeds from notes payable...................................................     54.7     51.5     74.6
  Repayment of notes payable....................................................       --    (50.0)   (25.0)
  Increase (decrease) in short-term debt........................................    136.7     58.1    (58.1)
  Net proceeds from notes payable to subsidiaries*..............................       --     60.0      1.3
  Other.........................................................................      5.9     10.4     10.7
                                                                                  -------  -------  -------
      Net cash used in financing activities.....................................    (54.3)  (123.9)   (38.4)
                                                                                  -------  -------  -------
Net increase in cash............................................................      0.7      0.6      0.5
Cash at beginning of year.......................................................      1.3      0.7      0.2
                                                                                  -------  -------  -------
Cash at end of year.............................................................  $   2.0  $   1.3  $   0.7
                                                                                  -------  -------  -------
                                                                                  -------  -------  -------
Supplemental disclosures of cash flow information:
  Cash paid (received) during the year for:
    Income taxes................................................................  $  (6.6) $  (8.1) $  (4.7)
    Interest....................................................................  $  18.1  $  12.1  $  11.0
    Interest to subsidiaries*...................................................  $   2.2  $    --  $    --


*Eliminated in consolidation

See note to condensed financial statements.

                       UNUM CORPORATION (PARENT COMPANY)
          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     NOTE TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

    The   accompanying  condensed   financial  statements  should   be  read  in
conjunction with the consolidated financial statements and notes of UNUM Corporation and subsidiaries, which are included in Item 8.

    Certain December 31, 1993, and 1992 amounts have been reclassified in 1994 for comparative purposes.

                       UNUM CORPORATION AND SUBSIDIARIES
              SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
                             (DOLLARS IN MILLIONS)


                                            (1)(2)
                                            FUTURE
                                            POLICY                                             AMORTIZATION
                                          BENEFITS,                              BENEFITS TO       OF
                            DEFERRED      AND UNPAID                  (4)(5)     POLICYHOLDERS  DEFERRED       (5)
                             POLICY       CLAIMS AND       (3)          NET          AND         POLICY       OTHER        (6)
                           ACQUISITION      CLAIM        PREMIUM     INVESTMENT   INTEREST     ACQUISITION  OPERATING    PREMIUMS
         SEGMENT              COSTS        EXPENSES      REVENUE      INCOME      CREDITED       COSTS      EXPENSES     WRITTEN
----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1994
  Employee Benefits......   $  308.2      $2,301.1      $1,451.4      $263.5      $1,117.0      $ 39.6       $300.5     $1,108.8
  Related Businesses.....       33.3         887.8         477.5        89.6         333.2         8.0        165.6        358.4
  Colonial Companies.....      224.8         330.5         441.3        32.6         226.1        60.7        124.4        388.1
  Individual Disability..      409.9       1,289.1         357.5        84.6         487.2        39.5        103.6        346.6
  Retirement Security....       57.5         137.0          62.5       226.9         212.1         4.2         47.4         57.8
  Other Operations.......        1.5         500.5          16.9       114.4         115.2         0.8          6.8         12.3
  Corporate..............         --          (0.5)          0.8         4.2            --          --         33.2           --
                           -----------   ------------   ----------   ---------   -----------   ----------   ---------   ----------
    Total................   $1,035.2      $5,445.5      $2,807.9      $815.8      $2,490.8      $152.8       $781.5     $2,272.0
                           -----------   ------------   ----------   ---------   -----------   ----------   ---------   ----------
                           -----------   ------------   ----------   ---------   -----------   ----------   ---------   ----------
Year Ended December 31, 1993
  Employee Benefits......   $  249.4      $2,080.8      $1,362.6      $234.7      $1,018.3      $ 42.1       $297.8     $1,060.6
  Related Businesses.....       25.6         795.4         402.5        85.5         268.7         1.1        160.9        282.2
  Colonial Companies.....      206.0         282.2         407.4        41.4         211.7        56.1        110.6        365.4
  Individual Disability..      348.2         949.1         322.5        82.5         212.0        35.3         88.7        313.1
  Retirement Security....       47.5         106.4          36.3       235.5         196.6        10.6         43.5         34.4
  Other Operations.......        2.4         490.6          25.9       154.0         149.4         2.5          7.2         14.0
  Corporate..............         --          (0.5)           --         6.2            --          --         23.6           --
                           -----------   ------------   ----------   ---------   -----------   ----------   ---------   ----------
    Total................   $  879.1      $4,704.0      $2,557.2      $839.8      $2,056.7      $147.7       $732.3     $2,069.7
                           -----------   ------------   ----------   ---------   -----------   ----------   ---------   ----------
                           -----------   ------------   ----------   ---------   -----------   ----------   ---------   ----------
Year Ended December 31, 1992
  Employee Benefits......   $  206.8      $1,865.6      $1,116.2      $234.4      $  808.0      $ 34.4       $285.7     $  895.1
  Related Businesses.....       18.0         696.5         354.4        91.6         262.7        (2.9)       132.8        287.1
  Colonial Companies.....      185.7         243.0         371.9        35.4         191.5        50.5        104.8        330.8
  Individual Disability..      293.1         827.7         292.9        75.0         204.4        31.2         87.7        283.5
  Retirement Security....       35.8          90.0          32.3       228.8         211.7         9.4         33.3         11.9
  Other Operations.......       14.4         475.0          29.3       181.6         182.7         3.3          8.4          0.9
  Corporate..............         --            --           0.8         3.9            --          --         10.4           --
                           -----------   ------------   ----------   ---------   -----------   ----------   ---------   ----------
    Total................   $  753.8      $4,197.8      $2,197.8      $850.7      $1,861.0      $125.9       $663.1     $1,809.3
                           -----------   ------------   ----------   ---------   -----------   ----------   ---------   ----------
                           -----------   ------------   ----------   ---------   -----------   ----------   ---------   ----------

(1)  Excludes other policyholder funds, as follows:



                                            DECEMBER 31,
                                ------------------------------------
           SEGMENT                 1994         1993         1992
--------------------------------------------------------------------
Employee Benefits.............  $      6.3   $      6.8   $      5.8
Related Businesses............         4.2          4.0          8.9
Colonial Companies............       100.1         76.0         57.0
Individual Disability.........          --           --           --
Retirement Security...........     3,192.0      3,204.1      3,229.9
Other Operations..............       756.2        959.8      1,236.3
                                ----------   ----------   ----------
    Total.....................  $  4,058.8   $  4,250.7   $  4,537.9
                                ----------   ----------   ----------
                                ----------   ----------   ----------

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

    Certain December 31, 1993, and 1992 amounts have been reclassified in 1994 for comparative purposes.

                       UNUM CORPORATION AND SUBSIDIARIES
                           SCHEDULE IV -- REINSURANCE
                             (DOLLARS IN MILLIONS)

       -------------------------------------------------------------------------------------------------------
                                                                                                       PERCENTAGE
                                                            CEDED TO       ASSUMED                      OF AMOUNT
                                                  GROSS       OTHER      FROM OTHER        NET           ASSUMED
                                                  AMOUNT    COMPANIES     COMPANIES       AMOUNT         TO NET
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1994
  Life insurance in force.....................  $145,425.9  $4,425.3         $   --     $141,000.6              --
                                                ----------  ---------        ------     ----------
                                                ----------  ---------        ------     ----------
  Premiums
    Life insurance and individual annuities...  $    517.9  $   15.7         $  1.6     $    503.8             0.3%
    Accident and health insurance.............     2,135.0      96.8          169.1        2,207.3             7.7%
    Group annuities...........................        21.3        --             --           21.3              --
                                                ----------  ---------        ------     ----------
        Total premiums........................  $  2,674.2  $  112.5         $170.7     $  2,732.4
                                                ----------  ---------        ------     ----------
                                                ----------  ---------        ------     ----------
Year Ended December 31, 1993
    Life insurance in force...................  $130,323.4  $2,247.9         $   --     $128,075.5              --
                                                ----------  ---------        ------     ----------
                                                ----------  ---------        ------     ----------
  Premiums
    Life insurance and individual annuities...  $    487.2  $   11.9         $  1.6     $    476.9             0.3%
    Accident and health insurance.............     1,818.6      38.1          191.0        1,971.5             9.7%
    Group annuities...........................        25.7        --             --           25.7              --
                                                ----------  ---------        ------     ----------
        Total premiums........................  $  2,331.5  $   50.0         $192.6     $  2,474.1
                                                ----------  ---------        ------     ----------
                                                ----------  ---------        ------     ----------
Year Ended December 31, 1992
  Life insurance in force.....................  $105,361.0  $  586.8         $   --     $104,774.2              --
                                                ----------  ---------        ------     ----------
                                                ----------  ---------        ------     ----------
  Premiums
    Life insurance and individual annuities...  $    409.9  $    6.2         $  0.5     $    404.2             0.1%
    Accident and health insurance.............     1,615.7      45.3          135.7        1,706.1             8.0%
    Group annuities...........................        32.1        --             --           32.1              --
                                                ----------  ---------        ------     ----------
        Total premiums........................  $  2,057.7  $   51.5         $136.2     $  2,142.4
                                                ----------  ---------        ------     ----------
                                                ----------  ---------        ------     ----------

                       UNUM CORPORATION AND SUBSIDIARIES
                               INDEX TO EXHIBITS

 NUMBER                        DESCRIPTION                                       METHOD OF FILING                   PAGE NO.
---------   --------------------------------------------------  --------------------------------------------------  --------

    3.1     Certificate of Incorporation of UNUM Corporation,   Filed as Exhibit 3.1 to the Registrant's Annual
            as amended                                          Report on Form 10-K dated March 25, 1992, and
                                                                incorporated herein by reference.
    3.2     By-Laws of UNUM Corporation                         Filed as Exhibit 3.2 to the Registrant's Annual
                                                                Report on Form 10-K dated March 25, 1992, and
                                                                incorporated herein by reference.
    4       Rights Agreement                                    Filed as Exhibit 1 to the Registrant's Current
                                                                Report on Form 8-K dated March 18, 1992, and
                                                                incorporated herein by reference.
   10.1     Deferred Compensation Plan                          Filed as Exhibit 10.1 to the Registrant's Annual
                                                                Report on Form 10-K dated March 26, 1991, and
                                                                incorporated herein by reference.
   10.2     Annual Incentive Plan                               Filed as Exhibit 10.2 to the Registrant's Annual
                                                                Report on Form 10-K dated March 29, 1993, and
                                                                incorporated herein by reference.
 10.2.1     Annual Incentive Plan-Summary of Significant        Filed herewith.
            Changes
   10.3     Executive Stock Option Plan                         Filed as Exhibit 10.3 to the Registrant's Annual
                                                                Report on Form 10-K dated March 29, 1993, and
                                                                incorporated herein by reference.
   10.4     1990 Long-Term Stock Incentive Plan                 Filed as Exhibit 10.4 to the Registrant's Annual
                                                                Report on Form 10-K dated March 29, 1993, and
                                                                incorporated herein by reference.
   10.5     Supplemental Retirement Plan                        Filed as Exhibit 10.4 to the Registrant's
                                                                Registration Statement on Form S-1 (Registration
                                                                No. 33-6571) dated June 18, 1986, and incorporated
                                                                herein by reference.
   10.6     Supplemental Executive Retirement Plan              Filed as Exhibit 10.6 to the Registrant's Annual
                                                                Report on Form 10-K dated March 26, 1991, and
                                                                incorporated herein by reference.
   10.7     Form of Executive Severance Agreement               Filed as Exhibit 10.7 to the Registrant's Annual
                                                                Report on Form 10-K dated March 25, 1992, and
                                                                incorporated herein by reference.
   10.8     Colonial Life & Accident Insurance Co. Annual       Filed herewith.
            Incentive Plan

   10.9     $500 Million Revolving Credit Agreement             Filed herewith

   12       Computation of Ratio of Earnings to Fixed Charges   Filed herewith.
   16       Letter Regarding Change in Certifying Accountant    Filed as Exhibit 16 to the Registrant's Current
                                                                Report on Form 8-K dated August 9, 1993, and
                                                                incorporated herein by reference.
   21       Subsidiaries of UNUM Corporation                    Filed herewith.
   23.1     Consent of Independent Accountants                  Filed herewith.
   23.2     Consent of Independent Auditors                     Filed herewith.
   24       Power of Attorney                                   Filed herewith.
   27       Financial Data Schedule                             Filed herewith.