Form 10-Q
period 1995-03-31
UNUM CORP
filed 1995-05-12
CIK 795581

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1995    Commission File Number 1-9254

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

            Class                     Outstanding at March 31, 1995
Common stock, $0.10 par value               72,583,638 shares

UNUM Corporation and Subsidiaries
Form 10-Q

INDEX


Part I. Financial Information

     Item 1. Financial Statements

             Consolidated Statements of Income - Three Months Ended March 31,
              1995, and 1994 (Unaudited)

             Consolidated Balance Sheets as of March 31, 1995, (Unaudited)
              and December 31, 1994

             Consolidated Statements of Cash Flows - Three Months Ended March
              31, 1995, and 1994 (Unaudited)

             Notes to Consolidated Financial Statements (Unaudited)

             Independent Accountant's Review Report

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

     Item 6. Exhibits and Reports on Form 8-K

Signatures

UNUM Corporation and Subsidiaries
Form 10-Q

C O N S O L I D A T E  D   S T A T E M E N T S   O F   I N C O M E

                                                    Three Months Ended
                                                         March 31,
(Unaudited - Dollars in millions,
 except per common share data)
                                                       1995      1994
Revenues
Premiums                                             $734.0    $652.7
Investment income                                     191.9     191.1
Net realized investment gains                          10.9      11.9
Fees and other income                                  18.3      19.4
  Total revenues                                      955.1     875.1

Benefits and expenses
Benefits to policyholders                             571.8     479.3
Interest credited                                      57.1      61.0
Operating expenses                                    171.1     163.4
Commissions                                            92.1      87.9
Increase in deferred policy acquisition costs         (29.7)    (30.6)
Interest expense                                        7.3       3.3
  Total benefits and expenses                         869.7     764.3
Income before income taxes                             85.4     110.8

Income taxes
Current                                                15.7      15.6
Deferred                                                6.3      18.1
  Total income taxes                                   22.0      33.7
Net income                                          $  63.4   $  77.1


Net income per common share                         $  0.87   $  1.02

See notes to consolidated financial statements.

UNUM Corporation and Subsidiaries
Form 10-Q

C O N S O L I D A T E D   B A L A N C E   S H E E T S

                                                March 31, 1995   December 31,
(Dollars in millions)                              (Unaudited)           1994
Assets
Investments
 Fixed maturities:
  Held to maturity-principally at amortized cost
   (fair value:  1995-$6,354.5; 1994-$6,168.6)      $  6,251.8     $  6,227.2
  Available for sale-at fair value (amortized cost:
   1995-$1,924.2; 1994-$1,701.4)                       1,922.5        1,640.6
 Equity securities available for sale-at fair value
  (cost:  1995-$493.3; 1994-$492.2)                      662.4          627.9
 Mortgage loans                                        1,208.8        1,216.3
 Real estate, net                                        203.9          190.8
 Policy loans                                            203.3          201.0
 Other long-term investments                              37.2           38.1
 Short-term investments                                  137.7          291.9
   Total investments                                  10,627.6       10,433.8
Cash                                                      32.1           36.1
Accrued investment income                                187.5          195.9
Premiums due                                             199.6          189.7
Deferred policy acquisition costs                      1,057.2        1,035.2
Property and equipment, net                              154.8          153.4
Other assets                                             772.6          737.2
Separate account assets                                  385.4          345.9
   Total assets                                      $13,416.8      $13,127.2

(Continued on next page)

UNUM Corporation and Subsidiaries
Form 10-Q

C O N S O L I D A T E D   B A L A N C E   S H E E T S

                                                March 31, 1995   December 31,
(Dollars in millions)                              (Unaudited)           1994
Liabilities and Stockholders' Equity
Liabilities
 Future policy benefits                              $ 1,635.1      $ 1,591.6
 Unpaid claims and claim expenses                      3,975.3        3,853.9
 Other policyholder funds                              3,877.7        4,058.8
 Income taxes
  Current                                                 41.3           12.4
  Deferred                                               386.9          348.6
 Notes payable                                           550.4          428.7
 Other liabilities                                       531.6          571.9
 Separate account liabilities                            385.4          345.9
     Total liabilities                                11,383.7       11,211.8
Stockholders' equity
 Preferred stock, par value $0.10 per share, authorized
  10,000,000 shares, none issued
 Common stock, par value $0.10 per share, authorized
  120,000,000 shares, issued 99,987,958 shares            10.0           10.0
 Additional paid-in capital                            1,082.9        1,080.5
 Unrealized gains on available for sale securities,
  net of deferred taxes                                  110.5           49.6
 Unrealized foreign currency translation adjustment      (15.9)         (23.7)
 Retained earnings                                     1,553.2        1,507.2
                                                       2,740.7        2,623.6
 Less:
  Treasury stock, at cost (1995-27,404,320 shares;
   1994-27,575,430 shares)                               702.4          706.6
  Restricted stock deferred compensation                   5.2            1.6
     Total stockholders' equity                        2,033.1        1,915.4
     Total liabilities and stockholders' equity      $13,416.8      $13,127.2


See notes to consolidated financial statements.

UNUM Corporation and Subsidiaries
Form 10-Q

C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S

                                                           Three Months Ended
                                                                March 31,
(Unaudited- Dollars in millions)                              1995      1994
Operating activities:
Net income                                                 $  63.4   $  77.1
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Increase in future policy benefits and unpaid claims
   and claim expenses                                        179.5     113.8
  Increase in amounts receivable under reinsurance
   agreements                                                 (6.8)     (5.3)
  Increase in income tax liability                            32.3      23.7
  Increase in deferred policy acquisition costs              (29.7)    (30.6)
  Other                                                      (61.7)    (23.3)
     Net cash provided by operating activities               177.0     155.4

Investing activities:
Maturities of fixed maturities held to maturity              181.8     235.7
Maturities of fixed maturities available for sale             16.0      10.5
Sales of fixed maturities available for sale                 128.4     133.6
Sales of equity securities available for sale                 94.0      65.8
Sales and maturities of other investments                     59.7      42.0
Purchases of fixed maturities held to maturity              (216.3)   (292.3)
Purchases of fixed maturities available for sale            (369.7)   (259.3)
Purchases of equity securities available for sale            (82.3)    (62.2)
Purchases of other investments                               (67.6)     (7.0)
Net decrease in short-term investments                       154.9      34.4
Net additions to property and equipment                       (6.3)     (4.6)
     Net cash used in investing activities                  (107.4)   (103.4)

Financing activities:
Deposits and interest credited to investment contracts       159.0     157.0
Maturities and withdrawals from investment contracts        (340.1)   (198.5)
Dividends to stockholders                                    (17.4)    (15.1)
Treasury stock acquired                                        --      (29.2)
Proceeds from notes payable                                    --        9.9
Repayment of notes payable                                    (1.3)      --
Net increase in short-term debt                              123.0      28.7
Other                                                          2.8      (3.1)
     Net cash used in financing activities                 $ (74.0)  $ (50.3)

(Continued on next page)

UNUM Corporation and Subsidiaries
Form 10-Q

C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S

                                                          Three Months Ended
                                                                 March 31,
 (Unaudited-Dollars in millions)                             1995       1994

Effect of exchange rate changes on cash                   $   0.4    $   0.6
Net increase (decrease) in cash                              (4.0)       2.3
Cash at beginning of year                                    36.1       20.8
Cash at end of period                                     $  32.1    $  23.1

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
 Income taxes                                             $ (12.7)   $   9.0
 Interest                                                 $   4.3    $   1.3


See notes to consolidated financial statements.

UNUM Corporation and Subsidiaries
Form 10-Q
Notes to Consolidated Financial Statements (Unaudited)
March 31, 1995

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to stock life insurance companies for interim financial information and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles applicable to stock life insurance companies for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the three month period ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the audited consolidated financial statements and footnotes included in the 1994 annual report to stockholders of UNUM Corporation and subsidiaries ("UNUM").

Certain 1994 amounts have been reclassified in 1995 for comparative purposes.

Note 2.  Accounting Changes

Effective January 1, 1995, UNUM adopted Financial Accounting Standard ("FAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and FAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which define the principles to measure and record an impaired loan. When it is probable that UNUM will be unable to collect all amounts of principal and interest due according to the contractual terms of a loan agreement, the loan is deemed impaired. Once a loan is determined to be impaired, an allowance for probable losses is established for the difference between the carrying amount of the loan and its estimated value. The estimated value is based on either the present value of expected future cash flows discounted using the loan's effective interest rate, the loan's observable market price or the fair value of the collateral. The adoption of FAS 114 and FAS 118 did not have a material effect on UNUM's results of operations or financial position.

Note 3.  Business Restructuring and Other Charges

During the first quarter of 1995, UNUM utilized $4.0 million of the $12.3 million liability recorded in the Disability Insurance segment during the fourth quarter of 1994, which related to the restructuring of the individual disability business and resulting consolidation of home office operations in UNUM Life Insurance Company of America ("UNUM America"). The $4.0 million, which was paid in the first quarter of 1995, was comprised of $3.4 million for severance costs for 120 field and 12 home office employees and $0.6 million of lease costs.

In connection with the organizational changes within UNUM America, a voluntary severance plan was announced in the first quarter of 1995, which offered eligible UNUM America employees the right to certain severance benefits for each year of service. Management expects to incur a one-time expense in the second quarter of 1995 of approximately $4.5 million, for severance costs related to the 229 UNUM America employees who elected to accept the voluntary severance plan. These severance costs will be paid in the second quarter of 1995.

Note 4.  Earnings Per Share

The weighted average number of shares outstanding used to calculate earnings per share was approximately 72,466,000 and 75,608,000 for first quarter 1995 and 1994, respectively. The assumed exercise of outstanding stock options would not result in a material dilution of earnings per share.

Note 5.  Dividends to Stockholders

On April 11, 1995, UNUM's Board of Directors declared a twenty-six and one half cents per share cash dividend. The dividend is payable on May 19, 1995, to common stockholders of record at the close of business on April 24, 1995. During the first three months of 1995, a twenty-four cents per share cash dividend was paid on February 17, 1995.

Note 6.  Notes Payable

Notes payable consisted of the following at March 31, 1995:

(Dollars in millions)
Short-term debt:
 Commercial paper                                                   $234.9
 Bank note payable, with interest rate of 6.325%                     100.0
 Other notes payable, with weighted average interest rate of 2.7%     34.7
     Total short-term debt                                           369.6

Long-term debt:
 Medium-term notes payable, due 1996 to 2024,
  with interest rates ranging from 5.1% to 7.5%                      180.8
     Total notes payable                                            $550.4


At March 31, 1995, UNUM Corporation had a $500 million committed revolving credit facility which expires on October 1, 1999. UNUM's commercial paper program is supported by the revolving credit facility and is available for general liquidity needs, capital expansion, acquisitions or stock repurchase. The committed revolving credit facility contains certain covenants which, among other provisions, require maintenance of certain levels of stockholders' equity and limits on level of debt. At March 31, 1995, approximately $165 million was available for additional financing under the existing revolving credit facility. The commercial paper outstanding at March 31, 1995, had a weighted average interest rate of approximately 6.3%.

On May 11, 1995, UNUM Corporation issued $172.5 million of 8.80% Monthly Income Debt Securities ("MIDS") (Junior Subordinated Deferrable Interest Debentures, Series A), which mature in 2025. UNUM intends to use the net MIDS proceeds to repay short-term debt and for general corporate purposes.

Note 7.  Litigation

In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at March 31, 1995. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position or the consolidated operating results of UNUM.

On December 29, 1993, UNUM filed a suit in the United States District
Court for the District of Maine, seeking a federal income tax refund. The suit is based on a claim for a deduction in certain prior tax years, for $652 million in cash and stock distributed to policyholders in connection with the 1986 conversion of Union Mutual Life Insurance Company to a stock company. Although UNUM believes its claims are meritorious, the United States is aggressively resisting the claims and the ultimate recovery, if any, cannot be determined at this time.

Note 8.  New Accounting Pronouncement

In March 1995, the Financial Accounting Standards Board issued Financial Accounting Standard ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. UNUM is required to adopt FAS 121 by January 1, 1996. UNUM has not yet determined what effect the adoption of FAS 121 will have on its results of operations or financial position.

Note 9.  Segment Information

To more clearly reflect UNUM's management of its businesses and to more appropriately group its product portfolios, UNUM began reporting its operations, effective January 1, 1995, principally in four business segments: Disability Insurance, Special Risk Insurance, Colonial Products and Retirement Products. For comparative purposes, prior period information has been restated to reflect reporting in these segments.

The Disability Insurance segment includes disability products offered in North America, the United Kingdom and Japan including: group long term disability, individual disability, short term disability, association group disability, disability reinsurance and long term care insurance. The Special Risk Insurance segment includes group life, special risk accident insurance, non-disability reinsurance operations, reinsurance underwriting management operations and other special risk insurance products, including accidental death and dismemberment and dental insurance. The Colonial Products segment includes Colonial Companies, Inc. and subsidiaries, which offer payroll-deducted, voluntary employee benefits including personal accident and sickness, cancer and life insurance products to employees at their worksites. The Retirements Products segment includes tax sheltered annuities and products which are no longer actively marketed by UNUM including guaranteed investment contracts, deposit administration accounts and 401(k) plans. Corporate includes transactions which are generally non-insurance related.

Summarized financial information for the four business segments and Corporate is as follows:

                                                Three Months Ended
                                                    March 31,
(Dollars in millions)                             1995       1994
Revenues
Disability Insurance                          $  559.4   $  499.7
Special Risk Insurance                           180.5      158.8
Colonial Products                                127.0      116.4
Retirement Products                               86.4       97.6
Corporate                                          1.8        2.6
     Total revenues                           $  955.1   $  875.1

Income (loss) before income taxes
Disability Insurance                          $   50.8   $   67.6
Special Risk Insurance                            17.0       17.7
Colonial Products                                 17.1       15.8
Retirement Products                                6.7       13.4
Corporate                                         (6.2)      (3.7)
     Total income before income taxes             85.4      110.8
Income taxes                                      22.0       33.7
Net income                                    $   63.4   $   77.1

                                            March 31,     December 31,
(Dollars in millions)                            1995             1994
Identifiable Assets
Disability Insurance                         $ 6,378.6       $ 6,131.9
Special Risk Insurance                           893.6           846.8
Colonial Products                                891.7           846.2
Retirement Products                            4,543.0         4,504.0
Corporate                                        363.7           451.3
Individual Participating Life and Annuity        346.2           347.0
     Total assets                            $13,416.8       $13,127.2

                  INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Board of Directors and Stockholders
UNUM Corporation

We have reviewed the accompanying consolidated balance sheet of UNUM Corporation and subsidiaries as of March 31, 1995, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.



/s/ COOPERS & LYBRAND  L.L.P.

Portland, Maine
April 25, 1995, except for Note 6 for
which the date is May 11, 1995

UNUM Corporation and Subsidiaries
Form 10-Q
March 31, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements (Unaudited) and Notes to Consolidated Financial Statements (Unaudited) included elsewhere in the Form 10-Q.

Revenues for UNUM for first quarter 1995 were $955.1 million as compared with $875.1 million for first quarter 1994. Net income for the quarter ended March 31, 1995, was $63.4 million or $0.87 per share as compared with net income of $77.1 million or $1.02 per share for the same quarter in 1994.

To more clearly reflect UNUM's management of its businesses and to more appropriately group its product portfolios, UNUM began reporting its operations, effective January 1, 1995, principally in four business segments: Disability Insurance, Special Risk Insurance, Colonial Products and Retirement Products. Corporate includes transactions that are generally non-insurance related. For comparative purposes, the prior period information has been restated to reflect reporting in these segments.

Disability Insurance Segment. The Disability Insurance segment includes disability products offered in North America, the United Kingdom and Japan including: group long term disability, individual disability, short term disability, association group disability, disability reinsurance and long term care insurance.

Special Risk Insurance Segment. The Special Risk Insurance segment includes group life, special risk accident insurance, non-disability reinsurance operations, reinsurance underwriting management operations and other special risk insurance products, including accidental death and dismemberment and dental insurance.

Colonial Products Segment. The Colonial Products segment includes Colonial Companies, Inc. and subsidiaries, which offer payroll-deducted, voluntary employee benefits including accident and sickness, cancer and life insurance products to employees at their worksites.

Retirement Products Segment. The Retirement Products segment includes tax sheltered annuities, and products which are no longer actively marketed by UNUM including guaranteed investment contracts, deposit administration accounts and 401(k) plans.

Premiums:

Premiums for the three months ended March 31, 1995, and 1994, are summarized by segment in the table below. For the three months ended March 31, 1995, and 1994, claim block acquisitions generated one-time premium for the Disability Insurance segment of $13.2 million and $2.1 million, respectively, for group long term disability ("group LTD"), and $4.3 million in 1995 for long term care insurance. Management intends to pursue additional claim block acquisitions in the future.

                                 Three Months Ended
                                      March 31,
(Dollars in millions)            1995   1994   Change
Disability Insurance
  Group LTD                    $265.7 $231.7    14.7%
  UNUM Limited                   26.0   22.5    15.6
  Individual Disability          89.3   83.5     6.9
  Short Term Disability          31.8   27.6    15.2
  Other Disability Insurance     38.2   32.4    17.9
   Total                        451.0  397.7    13.4

Special Risk Insurance
  Group Life                     85.9   74.2    15.8
  Other Special Risk Products    73.3   63.4    15.6
   Total                        159.2  137.6    15.7

Colonial Products               116.2  108.3     7.3
Retirement Products               7.6    9.1   (16.5)
   Total premiums              $734.0 $652.7    12.5%

Income (Loss) Before Income Taxes:

Income (loss) before income taxes for the four business segments and Corporate for the three months ended March 31, 1995, and 1994, was as follows:

                                   Three Months Ended
                                        March 31,
(Dollars in millions)            1995      1994     Change
Disability Insurance          $  50.8   $  67.6    $ (16.8)
Special Risk Insurance           17.0      17.7       (0.7)
Colonial Products                17.1      15.8        1.3
Retirement Products               6.7      13.4       (6.7)
Corporate                        (6.2)     (3.7)      (2.5)
  Total                       $  85.4    $110.8    $ (25.4)

During the first quarter of 1995, UNUM reported decreased income before income taxes, as compared with the same period in 1994, which was primarily attributable to unfavorable claims experience in certain disability businesses reported in the Disability Insurance segment, decreased interest spread margins on tax sheltered annuity products as reported in the Retirement Products segment and increased interest expense as reported in Corporate. During the first quarter of 1995, UNUM's United Kingdom affiliate, UNUM Limited, was adversely affected by the continuation of unfavorable claims experience, which began to emerge in late 1994, in its group long term disability business. Management is evaluating this unfavorable claims experience in the United Kingdom to determine the need for pricing actions, changes in underwriting standards or risk management programs.

Disability Insurance Segment:

During the first quarter of 1995, the Disability Insurance segment reported decreased income before income taxes, as compared with the same period in 1994, which was primarily attributable to unfavorable claims experience in certain disability businesses and the inclusion of the results of UNUM Japan's operations in the Disability Insurance segment effective January 1, 1995. These decreases were partially offset by continued expense management and premium growth.

During the first quarter of 1995, UNUM Limited's group long term disability business was adversely affected by the continuation of unfavorable claims experience, which began to emerge in late 1994. Management is evaluating this unfavorable claims experience in the United Kingdom to determine the need for pricing actions, changes in underwriting standards or risk management programs.

The individual disability business reported higher claim levels in the first quarter of 1995, as compared with the same period in 1994. However, the claim levels of the first quarter of 1995 showed improvement as compared with the claim levels reported in the later part of 1994. Throughout 1994, UNUM's individual disability business in the United States experienced a higher incidence of new claims and a disproportionate number of larger claims that management has attributed to certain geographical and occupational segments, particularly physicians. As a result, in the third quarter of 1994 UNUM increased reserves by $192.4 million. These increased reserves reflected management's expectations for morbidity trends for the existing individual disability business. It is not possible to predict whether morbidity trends will be consistent with UNUM's assumptions.

During the first quarter of 1995, group LTD was unfavorably affected by an increased benefit ratio, which was primarily attributable to increased levels of incurred but not reported ("IBNR") reserves. IBNR reserves, which are established to fund anticipated case reserves for claims which have been incurred but not reported to UNUM, have increased as a function of the increased incidence levels of the last five quarters. Partially offsetting the increased benefit ratio was continued improvement in claim recoveries, which management believes can be attributed to risk management programs. Management continues to address the unfavorable claim trends in group LTD by increasing prices on selected new and inforce business, implementing more stringent underwriting guidelines, and strengthening risk management programs. Management believes these actions will strengthen UNUM's ability to deal with these claim trends, and that the level of earnings of the group long term disability product will be a function of the effectiveness of these continuing actions and the time required for these actions to take effect.

Special Risk Insurance Segment:

The Special Risk Insurance segment reported a decrease in income before income taxes for the three months ended March 31, 1995, as compared with the corresponding period in 1994. The decrease was primarily due to reduced fee income from the reinsurance underwriting management operations and unfavorable claims experience in special risk accident insurance and certain reinsurance pools. Partially offsetting these decreases was strong premium growth, primarily attributed to higher sales and rate increases imposed on certain portions of the group life business. Due to the nature of the risks underwritten and the relative size of the blocks of businesses, several of the Special Risk Insurance segment's products can exhibit claims variability.

Colonial Products Segment:

In first quarter 1995, increased investment income and premium growth, partially offset by a higher expense ratio, resulted in increased income before income taxes for the Colonial Products segment. Premium growth for the quarter was driven by sales growth over the last three quarters and the continuing benefits from enhanced customer conservation programs. The expense ratio increased primarily because of costs incurred in the continuation of the sales organization realignment and product development costs.

The Colonial Products segment's benefit ratio was relatively unchanged in first quarter 1995, as compared with first quarter 1994. Management expects the benefit ratio to increase in the future as Colonial continues to shift its product mix toward products with higher benefit ratios, lower expense ratios and better persistency.

Retirement Products Segment:

Income before income taxes decreased in the first quarter of 1995 as compared with the same period in 1994, primarily due to lower interest spread margins on tax sheltered annuities. Management expects the lower interest spread margins on tax sheltered annuities to continue, which may reduce future earnings for the Retirement Products segment. During 1994, UNUM increased investments in tax-exempt securities, which have also contributed to the reduced level of income before income taxes for the segment. Although investments in tax-exempt securities resulted in increased consolidated net income, these investments reduced the Retirement Products segment's income before income taxes by approximately $2.4 million and $1.2 million for the first quarter of 1995 and 1994, respectively.

The reduced asset base under management for guaranteed investment contracts ("GICs"), deposit administration contracts ("DAs") and 401(k) plans has also resulted in lower revenues from investment and fee income and reduced amounts of interest credited and operating expenses. Management expects continued decreases in the amounts of investment income and interest credited as the related GICs, DAs and 401(k) contracts mature or terminate. Management expects future earnings for these closed blocks of businesses to decline, reflecting their run-off nature.

Corporate:

The increased loss before income taxes in Corporate for the first quarter of 1995 was primarily attributable to increased interest expense, as compared with first quarter 1994. Effective January 1, 1995, the operations of UNUM Japan are reported in the Disability Insurance segment. Costs related to the investment in Japan prior to January 1, 1995, are reported in Corporate.

Business Restructuring and Other Charges:

During the first quarter of 1995, UNUM utilized $4.0 million of the $12.3 million liability recorded in the Disability Insurance segment during the fourth quarter of 1994, which related to the restructuring of the individual disability business and resulting consolidation of home office operations in UNUM Life Insurance Company of America ("UNUM America"). The $4.0 million, which was paid in the first quarter of 1995, was comprised of $3.4 million for severance costs for 120 field and 12 home office employees and $0.6 million of lease costs.

In connection with the organizational changes within UNUM America, a voluntary severance plan was announced in the first quarter of 1995, which offered eligible UNUM America employees the right to certain severance benefits for each year of service. Management expects to incur a one-time expense in the second quarter of 1995 of approximately $4.5 million, for severance costs related to the 229 UNUM America employees who elected to accept the voluntary severance plan. These severance costs will be paid in the second quarter of 1995.

Investments:

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

At March 31, 1995, the composition of UNUM's $10,627.6 million of invested assets was 76.9% fixed maturities, 11.4% mortgage loans, 6.2% equity securities, 1.9% real estate and 3.6% other invested assets.

Fixed Maturities:

At March 31, 1995, and December 31, 1994, the fixed maturity portfolio included $137.2 million and $193.8 million of below investment grade bonds (below "Baa"), which represented 1.7% and 2.5% of the fixed maturity portfolio, respectively. These bonds had associated market values of $135.1 million and $193.4 million, respectively. Virtually all of the nonconvertible, below investment grade bonds were purchased at investment grade, but were subsequently downgraded. UNUM's investment policy is to invest primarily in fixed maturities of investment grade quality. Selected purchases of convertible subordinated debentures, which UNUM considers to be part of its investment strategy for equity securities, have contributed to the amount of below investment grade bonds. Fixed maturity ratings are obtained from external rating agencies, and if not externally rated, are rated by UNUM internally using similar methods. Management does not expect any risks or uncertainties associated with below investment grade bonds to have a significant effect on UNUM's consolidated financial position or results of operations. The percentage of fixed maturities delinquent 60 days or more compared to total fixed maturities was 0.01% at March 31, 1995, and 0.25% at December 31, 1994.

Mortgages:

At March 31, 1995, and December 31, 1994, UNUM's mortgage loans were $1,208.8 million and $1,216.3 million, respectively. Management establishes allowances for mortgage loans based upon a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. UNUM uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to target specific properties for inspection and reevaluation. The percentage of mortgage loans delinquent sixty days or more on a contract delinquency basis was 2.3% and 1.8% at March 31, 1995, and December 31, 1994, respectively.

Overall, management believes that its mortgage loan portfolio is well diversified geographically and among property types. UNUM's incidence of new problem mortgage loans continued to decline in first quarter 1995 as overall economic activity improved modestly, and many of the real estate markets in which UNUM has mortgage loans stabilized. Management expects a modest level of additional delinquencies and problem loans in the future. Management believes the allowance provided on mortgage loans as of March 31, 1995, is adequate to cover probable losses.

Realized investment losses related to restructured and impaired mortgage loans during first quarter 1995 amounted to $0.7 million, compared with $3.8 million for the same period in 1994. Impaired mortgage loans as of March 31, 1995, are not expected to have a significant impact on UNUM's results of operations, liquidity, or capital resources.

Effective January 1, 1995, UNUM adopted Financial Accounting Standard ("FAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and FAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which defined the principles to measure and record a loan when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The adoption of FAS 114 and FAS 118 did not have a material effect on UNUM's results of operations or financial position. In general, impaired loans as defined by FAS 114 compare with loans previously defined and disclosed as problem and potential problem loans.

Real Estate:

At March 31, 1995, investment real estate amounted to $203.9 million compared with $190.8 million at December 31, 1994. UNUM purchases investment real estate in selected markets when certain investment criteria are met. Investment real estate is intended to be held long-term and is carried at cost less accumulated depreciation. Occasionally, investment real estate is reclassified and revalued as real estate held for sale when it no longer meets UNUM's investment criteria.

At March 31, 1995, real estate held for sale amounted to $30.2 million
compared with $31.0 million at December 31, 1994.   Real estate that has
been acquired through foreclosure is valued at fair value at the date of foreclosure. Real estate held for sale is included in other assets in the Consolidated Balance Sheets and is valued net of an allowance which reduces the carrying value to the lower of fair value less estimated costs to sell, or cost. Additions to the allowance for probable losses related to real estate held for sale resulted in a realized investment gain of $0.6 million and a realized investment loss of $0.3 million for the three months ended March 31, 1995, and 1994, respectively. Additions to the allowance represent charges to net realized investment gains less recoveries.

Given the current real estate environment, additional foreclosures are anticipated, but at a reduced level from the early 1990s. Current and anticipated real estate acquired through foreclosure is not expected to have a significant effect on UNUM's results of operations, liquidity, or capital resources.

Liquidity and Capital Resources:

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

At March 31, 1995, UNUM Corporation had a $500 million committed revolving credit facility which expires on October 1, 1999. UNUM's commercial paper program is supported by the revolving credit facility and is available for general liquidity needs, capital expansion, acquisitions and stock repurchase. The committed revolving credit facility contains certain covenants which, among other provisions, require maintenance of certain levels of stockholders' equity and limits on level of debt.

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

At March 31, 1995, UNUM had short-term and long-term debt totaling $369.6 million and $180.8 million, respectively. At March 31, 1995, approximately $165 million was available for additional financing under the existing revolving credit facility, and approximately $393 million of investment grade debt instruments was available for issuance under the shelf registration. Contingent upon market conditions and corporate needs, management may refinance short-term notes payable with longer term securities.

On May 11, 1995, UNUM Corporation issued $172.5 million of 8.80% Monthly Income Debt Securities ("MIDS") (Junior Subordinated Deferrable Interest Debentures, Series A), which mature in 2025, and carry ratings of "A2" (Medium Quality) from Moody's Investors Service and "A" (Strong) from Standard & Poor's Corporation. UNUM intends to use the net MIDS proceeds to repay short-term debt and for general corporate purposes. Issuance of the MIDS reduced the amount of financing available under the shelf registration as of May 11, 1995, to approximately $220 million.

Litigation:

In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at March 31, 1995. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position or the consolidated operating results of UNUM.

On December 29, 1993, UNUM filed a suit in the United States District Court for the District of Maine, seeking a federal income tax refund. The suit is based on a claim for a deduction in certain prior tax years, for $652 million in cash and stock distributed to policyholders in connection with the 1986 conversion of Union Mutual Life Insurance Company to a stock company. Although UNUM believes its claims are meritorious, the United States is aggressively resisting the claims and the ultimate recovery, if any, cannot be determined at this time.

New Accounting Pronouncement:

In March 1995, the Financial Accounting Standards Board issued Financial Accounting Standard ("FAS") No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. UNUM is required to adopt FAS 121 by January 1, 1996. UNUM has not yet determined what effect the adoption of FAS 121 will have on its results of operations or financial position.

UNUM Corporation and Subsidiaries
Form 10-Q
March 31, 1995

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit Index

   12. Statement re:  Computation of ratio of earnings to fixed charges.

   15. Letter re:  Unaudited interim financial information.

   27. Financial Data Schedule

   99.1 Underwriting Agreement for 8.80% Junior Subordinated Deferrable Interest Debentures, Series A, Due 2025.

   99.2 Pricing Agreement for 8.80% Junior Subordinated Deferrable Interest Debentures, Series A, Due 2025.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the quarter ended March 31, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date May 12, 1995              /s/ RODNEY N. HOOK
                               Rodney N. Hook
                               Senior Vice President and Chief Financial
                               Officer




Date May 12, 1995              /s/ STEPHEN D. ROBERTS
                               Stephen D. Roberts
                               Vice President and Corporate Controller