Form 10-Q
period 1995-06-30
UNUM CORP
filed 1995-08-10
CIK 795581

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995   COMMISSION FILE NUMBER 1-9254


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
    Yes  X     No
        ---       ---


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes      No
                          ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                             OUTSTANDING AT JUNE 30, 1995
COMMON STOCK, $0.10 PAR VALUE                      72,661,829 SHARES

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q

INDEX


Part I.  Financial Information

      Item 1. Financial Statements

             Consolidated Statements of Income - Three Months and Six
               Months Ended June 30, 1995, and 1994 (Unaudited)

             Consolidated Balance Sheets as of June 30, 1995,
               (Unaudited) and December 31, 1994

             Consolidated Statements of Cash Flows - Six Months
               Ended June 30, 1995, and 1994 (Unaudited)

             Notes to Consolidated Financial Statements (Unaudited)

             Independent Accountant's Review Report

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Part II. Other Information

      Item 6.  Exhibits and Reports on Form 8-K

Signatures

UNUM Corporation and Subsidiaries
Form 10-Q
C O N S O L I D A T E D   S T A T E M E N T S   O F   I N C O M E

                                     Three Months Ended  Six Months Ended
                                          June 30,            June 30,
                                       --------------      --------------

(Unaudited - Dollars in millions, except
 per common share data)                 1995     1994       1995     1994
-------------------------------------------------------------------------

REVENUES
Premiums                               $729.2   $698.6   $1,463.2 $1,351.3
Investment income                       199.3    192.4      391.2    383.5
Net realized investment gains           208.1     12.5      219.0     24.4
Fees and other income                    19.5     21.7       37.8     41.1
--------------------------------------------------------------------------

     Total revenues                   1,156.1    925.2    2,111.2  1,800.3

BENEFITS AND EXPENSES
Benefits to policyholders               717.7    516.5    1,289.5    995.8
Interest credited                        56.4     60.9      113.5    121.9
Operating expenses                      188.7    175.7      359.8    339.1
Commissions                              95.6     86.9      187.7    174.8
Increase in deferred policy acquisition
 costs                                  (32.2)   (42.2)     (61.9)   (72.8)
Interest expense                          9.3      4.2       16.6      7.5
--------------------------------------------------------------------------

     Total benefits and expenses      1,035.5    802.0    1,905.2  1,566.3
--------------------------------------------------------------------------

Income before income taxes              120.6    123.2      206.0    234.0

INCOME TAXES
Current                                  77.8     16.6       93.5     32.2
Deferred                                (46.1)    21.3      (39.8)    39.4
--------------------------------------------------------------------------

     Total income taxes                  31.7     37.9       53.7     71.6
--------------------------------------------------------------------------

NET INCOME                             $ 88.9  $ 85.3      $152.3  $ 162.4

==========================================================================
NET INCOME PER COMMON SHARE            $ 1.22  $  1.14     $ 2.10  $  2.16

==========================================================================
See notes to consolidated financial statements.

UNUM Corporation and Subsidiaries
Form 10-Q
C O N S O L I D A T E D   B A L A N C E   S H E E T S


                                               June 30, 1995   December 31,
(Dollars in millions)                             (Unaudited)         1994
--------------------------------------------------------------------------

ASSETS
Investments
 Fixed maturities:
  Held to maturity-principally at amortized cost
    (fair value:  1995-$6,341.6; 1994-$6,168.6)    $  6,071.4    $  6,227.2
  Available for sale-at fair value (amortized cost:
    1995-$2,269.4; 1994-$1,701.4)                     2,344.4       1,640.6
 Equity securities available for sale-at fair value
  (cost:  1995-$21.7; 1994-$492.2)                       23.5         627.9
 Mortgage loans                                       1,199.0       1,216.3
 Real estate, net                                       195.7         190.8
 Policy loans                                           208.9         201.0
 Other long-term investments                             34.2          38.1
 Short-term investments                                 786.5         291.9
---------------------------------------------------------------------------
    Total investments                                10,863.6      10,433.8
Cash                                                     71.1          36.1
Accrued investment income                               190.7         195.9
Premiums due                                            216.7         189.7
Deferred policy acquisition costs                     1,089.6       1,035.2
Property and equipment, net                             154.0         153.4
Other assets                                            743.3         737.2
Separate account assets                                 445.8         345.9
---------------------------------------------------------------------------

    Total assets                                    $13,774.8     $13,127.2

===========================================================================

(Continued on next page)

UNUM Corporation and Subsidiaries
Form 10-Q

C O N S O L I D A T E D   B A L A N C E   S H E E T S

                                                June 30, 1995   December 31,
(Dollars in millions)                              (Unaudited)         1994
--------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Future policy benefits                             $ 1,625.9     $ 1,591.6
 Unpaid claims and claim expenses                     4,302.3       3,853.9
 Other policyholder funds                             3,857.7       4,058.8
 Income taxes
  Current                                                78.9          12.4
  Deferred                                              289.5         348.6
 Notes payable                                          575.9         428.7
 Other liabilities                                      554.5         571.9
 Separate account liabilities                           445.8         345.9
---------------------------------------------------------------------------

     Total liabilities                               11,730.5      11,211.8

Stockholders' equity
 Preferred stock, par value $0.10 per share, authorized
  10,000,000 shares, none issued
 Common stock, par value $0.10 per share, authorized
  120,000,000 shares, issued 99,987,958 shares           10.0          10.0
 Additional paid-in capital                           1,083.5       1,080.5
 Unrealized gains on available for sale securities, net
   of deferred taxes                                     52.4          49.6
 Unrealized foreign currency translation adjustment     (19.1)        (23.7)
 Retained earnings                                    1,622.9       1,507.2
---------------------------------------------------------------------------
                                                      2,749.7       2,623.6
 Less:
  Treasury stock, at cost (1995-27,326,129 shares;
    1994-27,575,430 shares)                             700.4         706.6
  Restricted stock deferred compensation                  5.0           1.6
---------------------------------------------------------------------------

     Total stockholders' equity                       2,044.3       1,915.4
---------------------------------------------------------------------------

     Total liabilities and stockholders' equity     $13,774.8     $13,127.2

===========================================================================

See notes to consolidated financial statements.

UNUM Corporation and Subsidiaries
Form 10-Q
 C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S

                                                          Six Months Ended
                                                               June 30,
                                                           --------------
(Unaudited - Dollars in millions)                          1995      1994
-------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net income                                              $ 152.3   $  162.4
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Increase in future policy benefits and unpaid claims
   and claim expenses                                     508.1      253.7
  Increase in amounts receivable under reinsurance
   agreements                                             (13.6)      (4.9)
  Increase in income tax liability                          7.7       39.4
  Increase in deferred policy acquisition costs           (61.9)     (72.8)
  Realized investment gains                              (231.3)     (32.0)
  Other                                                    (8.0)      30.8
--------------------------------------------------------------------------
    Net cash provided by operating activities             353.3      376.6
--------------------------------------------------------------------------
INVESTING ACTIVITIES:
Maturities of fixed maturities held to maturity           355.9      326.0
Maturities of fixed maturities available for sale          38.6       27.4
Sales of fixed maturities held to maturity                  2.8       --
Sales of fixed maturities available for sale              231.6      193.4
Sales of equity securities available for sale             836.6      166.1
Sales and maturities of other investments                 140.8      194.3
Purchases of fixed maturities held to maturity           (217.4)    (348.3)
Purchases of fixed maturities available for sale         (848.8)    (458.7)
Purchases of equity securities available for sale        (131.3)    (118.9)
Purchases of other investments                           (140.7)     (50.7)
Net increase in short-term investments                   (494.6)     (93.6)
Net additions to property and equipment                    (7.6)      (9.9)
---------------------------------------------------------------------------
    Net cash used in investing activities                (234.1)    (172.9)
--------------------------------------------------------------------------

FINANCING ACTIVITIES:
Deposits and interest credited to investment contracts    317.7      313.8
Maturities and withdrawals from investment contracts     (518.8)    (459.2)
Dividends to stockholders                                 (36.6)     (33.2)
Treasury stock acquired                                    --       (110.4)
Proceeds from notes payable                               241.4       54.5
Repayment of notes payable                                 (1.3)      --
Net increase (decrease) in short-term debt                (92.9)     104.0
Other                                                       5.2       (2.6)
---------------------------------------------------------------------------
    Net cash used in financing activities              $  (85.3)  $ (133.1)
---------------------------------------------------------------------------

(Continued on next page)

UNUM Corporation and Subsidiaries
Form 10-Q

C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S


                                                          Six Months Ended
                                                               June 30,
                                                           --------------

(Unaudited - Dollars in millions)                          1995      1994
-------------------------------------------------------------------------


Effect of exchange rate changes on cash                  $  1.1     $  --
-------------------------------------------------------------------------

Net increase in cash                                       35.0       70.6
Cash at beginning of year                                  36.1       20.8
--------------------------------------------------------------------------

Cash at end of period                                    $ 71.1     $ 91.4
==========================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Income taxes                                            $ 16.3     $ 39.3
 Interest                                                $ 15.6     $  7.4

==========================================================================

See notes to consolidated financial statements.

UNUM Corporation and Subsidiaries
Form 10-Q
Notes to Consolidated Financial Statements (Unaudited)
June 30, 1995

NOTE 1.  BASIS OF PRESENTATION
------------------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to stock life insurance companies for interim financial information and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles applicable to stock life insurance companies for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the three month and six month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the audited consolidated financial statements and footnotes included in the 1994 annual report to stockholders of UNUM Corporation and subsidiaries ("UNUM").

Certain 1994 amounts have been reclassified in 1995 for comparative purposes.

NOTE 2. CHANGES IN ACCOUNTING ESTIMATES
---------------------------------------
During the second quarter of 1995, UNUM sold virtually all of the common stock portfolio of its United States subsidiaries. The sale of the common stock portfolio, which partially supported certain disability reserves, and the intended reinvestment of the proceeds into high quality fixed income assets at yields below the average portfolio yield, resulted in lower reserve discount rates for certain disability products reported in the Disability Insurance segment. This change in accounting estimate to lower certain discount rates, resulted in an increase of $128.6 million to the reserve liabilities in the Consolidated Balance Sheet and benefits to policyholders in the Consolidated Statement of Income, while decreasing net income by $83.6 million, or $1.15 per share, for the three months and six months ended June 30, 1995. The discount rate used to determine the group long term disability ("group LTD") reserves was reduced to 8.00% at June 30, 1995, as compared with 9.18% at December 31, 1994.

During the second quarter of 1995, UNUM increased the group LTD reserves for incurred but not reported ("IBNR") claims, as reported in the Disability Insurance segment. The increased IBNR reserves are based on management's judgment that claims currently incurred but not yet reported will reflect increased levels of claims incidence and severity. This change in accounting estimate resulted in an increase to benefits to policyholders in the Consolidated Statement of Income of $38.4 million, and a decrease to net income of $25.0 million, or $0.35 per share, for the three months and six months ended June 30, 1995.

NOTE 3.  ACCOUNTING CHANGES
---------------------------
Effective January 1, 1995, UNUM adopted Financial Accounting Standard ("FAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and FAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which define the principles to measure and record an impaired loan. When it is probable that UNUM will be unable to collect all amounts of principal and interest due according to the contractual terms of a loan agreement, the loan is deemed impaired. Once a loan is determined to be impaired, an allowance for probable losses is established for the difference between the carrying amount of the loan and its estimated value. The estimated value is based on either the present value of expected future cash flows discounted using the loan's effective interest rate, the loan's observable market price or the fair value of the collateral. The adoption of FAS 114 and FAS 118 did not have a material effect on UNUM's results of operations or financial position.

NOTE 4. BUSINESS RESTRUCTURING AND OTHER CHARGES
------------------------------------------------
During the second quarter of 1995, UNUM recorded an additional charge for costs associated with the previously announced decision to discontinue the individual disability non-cancellable product and organizational changes within UNUM Life Insurance Company of America ("UNUM America"), which increased operating expenses in the Consolidated Statement of Income by $5.0 million and decreased net income by $3.2 million, or $0.04 per share, for the three months and six months ended June 30, 1995. The $5.0 million was comprised of an $8.4 million charge, which consisted of $4.5 million for severance and salary continuation costs related to 229 UNUM America home office employees who elected to accept the voluntary severance plan announced in the first quarter of 1995, and $3.9 million for exit costs of certain leased facilities and equipment, expiring through 1997, partially offset by recognition of a curtailment gain of $3.4 million, related to workforce reductions in UNUM Corporation's noncontributory defined benefit pension plan. All employee related costs are expected to be paid by the end of 1995. Of the $5.0 million net second quarter charge, the Disability
Insurance segment recorded $2.9 million, the Special Risk Insurance segment recorded $1.1 million and the Retirement Products segment recorded $1.0 million.

The $8.4 million charge recorded in second quarter of 1995, combined with the $14.4 million fourth quarter 1994 charge, brings the total of restructuring and other charges to $22.8 million, excluding the $3.4 million curtailment gain. The combined charge of $22.8 million was comprised of $13.7 million for severance and salary continuation costs and $9.1 million for exit costs of certain leased facilities and equipment. Of the total $22.8 million charge, UNUM utilized $6.1 million and $10.1 million, for the three months and six months ended June 30, 1995, respectively. The $6.1 million, which was paid in the second quarter of 1995, was comprised of $5.5 million for severance and salary continuation costs and $0.6 million of lease costs. The $10.1 million was comprised of $8.9 million for severance costs for 126 field and 68 home office employees, salary continuation costs for 161 home office employees, and $1.2 million of lease costs.

NOTE 5.  INVESTMENTS
--------------------
During second quarter 1995, UNUM sold a fixed maturity classified as held to maturity with an amortized cost of $4.0 million, and realized a loss of $1.2 million on the sale. The bond was sold due to significant deterioration of the issuer's creditworthiness, as evidenced by a bankruptcy filing.

NOTE 6.  EARNINGS PER SHARE
---------------------------
The weighted average number of shares outstanding used to calculate earnings per share was approximately 72,620,000 and 74,834,000 for second quarter 1995 and 1994, respectively. Weighted average shares outstanding for the six months ended June 30, 1995, and 1994, were approximately 72,543,000 and 75,219,000, respectively. The assumed exercise of outstanding stock options would not result in a material dilution of earnings per share.

NOTE 7.  DIVIDENDS TO STOCKHOLDERS
----------------------------------
On July 14, 1995, UNUM's Board of Directors declared a twenty-six and one half cents per share cash dividend. The dividend is payable on August 18, 1995, to common stockholders of record at the close of business on July 31, 1995. During the first six months of 1995, cash dividends of twenty-six and one half cents per share and twenty-four cents per share were paid on May 19, 1995, and February 17, 1995, respectively.

NOTE 8.  NOTES PAYABLE
----------------------
Notes payable consisted of the following at June 30, 1995:

(Dollars in millions)
--------------------------------------------------------------------------------

Short-term debt:
  Commercial paper                                                        $118.4
  Other notes payable, with weighted average interest rate of 1.4%          35.3
  Medium-term notes payable, due 1996, with interest rate of 6.2%           15.0
--------------------------------------------------------------------------------

    Total short-term debt                                                  168.7
--------------------------------------------------------------------------------


Long-term debt:
  Medium-term notes payable, due 1997 to 2024,
     with interest rates ranging from 5.1% to 7.5%                         240.5
  Monthly income debt securities, due 2025, with interest rate of 8.8%,$172.5 million issued net of unamortized offering
    costs of $5.8 million                                                  166.7
--------------------------------------------------------------------------------

    Total long-term debt                                                   407.2
--------------------------------------------------------------------------------

    Total notes payable                                                   $575.9

===============================================================================

At June 30, 1995, UNUM Corporation had a $500 million committed revolving credit facility which expires on October 1, 1999. UNUM's commercial paper program is supported by the revolving credit facility and is available for general liquidity needs, capital expansion, acquisitions or stock repurchase. The committed revolving credit facility contains certain covenants which, among other provisions, require maintenance of certain levels of stockholders' equity and limits on level of debt. At June 30, 1995, approximately $380 million was available for additional financing under the existing revolving credit facility. The commercial paper outstanding at June 30, 1995, had a weighted average interest rate of approximately 6.1%.

NOTE 9.  LITIGATION
-------------------
In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at June 30, 1995. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position or the consolidated operating results of UNUM.

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

NOTE 10.  NEW ACCOUNTING PRONOUNCEMENT
--------------------------------------
In March 1995, the Financial Accounting Standards Board issued Financial Accounting Standard ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. UNUM is required to adopt FAS 121 by January 1, 1996. UNUM has not yet determined what effect the adoption of FAS 121 will have on its results of operations or financial position.

NOTE 11.  SEGMENT INFORMATION
-----------------------------
To more clearly reflect UNUM's management of its businesses and to more appropriately group its product portfolios, UNUM began reporting its operations, effective January 1, 1995, principally in four business segments: Disability Insurance, Special Risk Insurance, Colonial Products and Retirement Products. For comparative purposes, prior period information has been restated to reflect reporting in these segments.

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

Summarized financial information for the four business segments and Corporate is as follows:
                                       Three Months Ended  Six Months Ended
                                              June 30,          June 30,
                                           ---------------   --------------

(Dollars in millions)                       1995     1994     1995    1994
--------------------------------------------------------------------------

REVENUES
Disability Insurance                      $  734.0 $ 545.1 $1,293.4 $1,044.8
Special Risk Insurance                       176.7   163.4    357.2    322.2
Colonial Products                            138.8   118.0    265.8    234.4
Retirement Products                          103.0    97.8    189.4    195.4
Corporate                                      3.6     0.9      5.4      3.5
----------------------------------------------------------------------------

     Total revenues                       $1,156.1 $ 925.2 $2,111.2 $1,800.3
============================================================================

INCOME (LOSS) BEFORE INCOME TAXES
Disability Insurance                       $  55.2 $  77.6 $  106.0 $  145.2
Special Risk Insurance                        15.9    17.4     32.9     35.1
Colonial Products                             29.7    16.3     46.8     32.1
Retirement Products                           26.3    14.5     33.0     27.9
Corporate                                     (6.5)   (2.6)   (12.7)    (6.3)
----------------------------------------------------------------------------

     Total income before income taxes        120.6   123.2    206.0    234.0
Income taxes                                  31.7    37.9     53.7     71.6
----------------------------------------------------------------------------

Net income                                 $  88.9 $  85.3 $  152.3 $  162.4
============================================================================

                                                 June 30,     December 31,
(Dollars in millions)                                1995             1994
--------------------------------------------------------------------------

IDENTIFIABLE ASSETS
Disability Insurance                            $  6,521.2      $  6,131.9
Special Risk Insurance                               916.3           846.8
Colonial Products                                    918.5           846.2
Retirement Products                                4,563.3         4,504.0
Corporate                                            485.5           451.3
Individual Participating Life and Annuity            370.0           347.0
--------------------------------------------------------------------------

     Total assets                                $13,774.8       $13,127.2
==========================================================================

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                     --------------------------------------

To the Board of Directors and Stockholders
UNUM Corporation

We have reviewed the accompanying consolidated balance sheet of UNUM Corporation and subsidiaries as of June 30, 1995, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1995 and 1994, and the consolidated statements of cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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



/s/ COOPERS & LYBRAND L.L.P.

Portland, Maine
July 26, 1995

UNUM Corporation and Subsidiaries
Form 10-Q
June 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements (Unaudited) and Notes to Consolidated Financial Statements (Unaudited) included elsewhere in the Form 10-Q.

Revenues for UNUM for second quarter 1995 were $1,156.1 million as compared with $925.2 million for second quarter 1994. Net income for the quarter ended June 30, 1995, was $88.9 million, or $1.22 per share, as compared with net income of $85.3 million, or $1.14 per share, for the same quarter in 1994.

Revenues for UNUM for the six months ended June 30, 1995, were $2,111.2 million as compared with $1,800.3 million for the same period in 1994. Net income for the six months ended June 30, 1995, was $152.3 million, or $2.10 per share, as compared with net income of $162.4 million, or $2.16 per share, for the same period in 1994.

Effective January 1, 1995, UNUM began reporting its operations principally in four business segments: Disability Insurance, Special Risk Insurance, Colonial Products and Retirement Products. Corporate includes transactions that are generally non-insurance related. For comparative purposes, the prior period information has been restated to reflect reporting in these segments.

During the second quarter of 1995, UNUM sold virtually all of the common stock portfolio of its United States subsidiaries, primarily due to consideration of statutory capital requirements associated with investment in common stocks, and to increase future investment income. The sale of the common stock portfolio contributed to the total pretax realized investment gains of $208.1 million, or $138.0 million after-tax. UNUM intends to invest the proceeds from the sale of the common stock portfolio primarily in investment grade fixed income assets, which will result in a decrease in the required amount of statutory capital for regulatory purposes and increased future investment income. Dependent on capital considerations and market conditions, UNUM may invest in equity securities in the future.

Reserves for certain disability products are discounted using an interest rate which is a composite yield of assets matched with each product. The sale of the common stock portfolio, which partially supported these disability reserves, and the intended reinvestment of the proceeds into high quality fixed income assets at yields below the average portfolio yield, resulted in lower reserve discount rates. The result of lowering these discount rates was an increase to the reserve liabilities and benefits to policyholders reported in the Disability Insurance segment of $128.6 million and a decrease in net income of $83.6 million, or $1.15 per share, for the three months and six months ended June 30, 1995. The discount rate used to determine the group long term disability ("group LTD") reserves was reduced to 8.00% at June 30, 1995, as compared with 9.18% at December 31, 1994.

Management expects the reserve discount rate for certain disability products will further decline, since current cash flows are invested in high quality assets at current yields, which are below the composite yield of the existing assets purchased in prior years. UNUM will periodically adjust prices on both existing and new business in an effort to mitigate the impact of the current interest rate environment.

During the second quarter of 1995, UNUM increased the group LTD reserves for incurred but not reported ("IBNR") claims and benefits to policyholders reported in the Disability Insurance segment by $38.4 million, which decreased net income by $25.0 million, or $0.35 per share, for the three months and six months ended June 30, 1995. IBNR reserves, which are established to fund anticipated case reserves for claims which have been incurred but not reported to UNUM, are actuarially established based on various factors, including incidence levels and claims severity. The increased IBNR reserves are based on management's judgment that claims currently incurred but not yet reported will reflect increased levels of claims incidence and severity. It is not possible to predict whether future incidence levels or claims severity will be consistent with UNUM's current assumptions, or will improve or deteriorate.

PREMIUMS:
---------
Premiums for the three months and six months ended June 30, 1995, and 1994, are summarized by segment in the table below.

                               Three Months Ended         Six Months Ended
                                    June 30,                  June 30,
                          --------------------------  --------------------------

(Dollars in millions)      1995     1994   Change     1995      1994   Change
-------------------------------------------------------------------------------

Disability Insurance
  Group LTD              $264.4   $234.9    12.6 %  $ 530.1   $ 466.6   13.6 %
  UNUM Limited             32.7     52.9   (38.2)      58.7      75.4  (22.1)
  Individual Disability    87.2     83.3     4.7      176.5     166.8    5.8
  Short Term Disability    33.0     23.6    39.8       64.8      51.2   26.6
  Other Disability
   Insurance               35.4     45.5   (22.2)      73.6      77.9   (5.5)
--------------------------------------------------------------------------------

   Total                  452.7    440.2     2.8      903.7     837.9    7.9

Special Risk Insurance
  Group Life               85.9     79.2     8.5      171.8     153.4   12.0
  Other Special Risk
   Products                66.3     61.8     7.3      139.6     125.2   11.5
--------------------------------------------------------------------------------

   Total                  152.2    141.0     7.9      311.4     278.6   11.8

Colonial Companies        118.6    109.4     8.4      234.8     217.7    7.9
Retirement Products         5.7      8.0   (28.8)      13.3      17.1  (22.2)
--------------------------------------------------------------------------------

   Total premiums        $729.2   $698.6     4.4 % $1,463.2  $1,351.3    8.3 %
================================================================================

Claim block acquisitions, which generated one-time premium in the Disability Insurance segment, for the three months and six months ended June 30, 1995, are summarized in the table below. Management intends to pursue additional claim block acquisitions in the future.
                               Three Months Ended          Six Months Ended
                                    June 30,                   June 30,
                               -----------------           ----------------

(Dollars in millions)            1995       1994            1995       1994
---------------------------------------------------------------------------

  Group LTD                     $10.0     $  --             $23.2    $  2.1
  UNUM Limited                    --        25.8             --        25.8
  Long term Care Insurance        --        15.0              4.3      15.0
---------------------------------------------------------------------------

   Total                        $10.0      $40.8            $27.5     $42.9
===========================================================================

INCOME (LOSS) BEFORE INCOME TAXES:
----------------------------------
Income (loss) before income taxes for the four business segments and Corporate for the three months and six months ended June 30, 1995, and 1994, were as follows:
                            Three Months Ended         Six Months Ended
                                 June 30,                   June 30,
                        ------------------------  ------------------------

(Dollars in millions)    1995     1994    Change    1995      1994   Change
--------------------------------------------------------------------------

Disability Insurance  $  55.2   $  77.6  $(22.4)   $106.0   $145.2  $(39.2)
Special Risk Insurance   15.9      17.4    (1.5)     32.9     35.1    (2.2)
Colonial Products        29.7      16.3    13.4      46.8     32.1    14.7
Retirement Products      26.3      14.5    11.8      33.0     27.9     5.1
Corporate                (6.5)     (2.6)   (3.9)    (12.7)    (6.3)   (6.4)
---------------------------------------------------------------------------

   Total               $120.6    $123.2  $ (2.6)   $206.0   $234.0  $(28.0)
===========================================================================

Excluding the increased realized investment gains resulting from the sale of the common stock portfolio, increased reserves resulting from the lowering of certain disability product reserve discount rates, and increasing the group LTD reserves for IBNR claims, UNUM reported decreased income before income taxes for the three months and six months ended June 30, 1995, as compared with the same period in 1994. The decreases were primarily attributable to unfavorable claims experience in UNUM's United Kingdom affiliate, UNUM Limited, and group LTD as reported in the Disability Insurance segment and increased interest expense as reported in Corporate.

DISABILITY INSURANCE SEGMENT:
-----------------------------
Excluding the increased realized investment gains resulting from the sale of the common stock portfolio, increased reserves resulting from the lowering of certain disability product reserve discount rates, and increasing the group LTD reserves for IBNR claims, the Disability Insurance segment reported decreased income before income taxes for the three months and six months ended June 30, 1995, as compared with the same periods in 1994. The decreases were primarily attributable to unfavorable claims experience in UNUM Limited and group LTD, and the inclusion of the results of UNUM Japan's operations in the Disability Insurance segment effective January 1, 1995, partially offset by continued expense management and premium growth.

During the second quarter of 1995, UNUM sold virtually all of the common stock portfolio of its United States subsidiaries, primarily due to consideration of statutory capital requirements associated with investment in common stocks, and to increase future investment income. The sale of the common stock portfolio resulted in $165.7 million more pretax realized investment gains than the same period in 1994 for the Disability Insurance segment. UNUM intends to invest the proceeds from the sale of the common stock portfolio primarily in investment grade fixed income assets, which will result in a decrease in the required amount of statutory capital for regulatory purposes and increased future investment income. Dependent on capital considerations and market conditions, UNUM may invest in equity securities in the future.

Reserves for certain disability products are discounted using an interest rate which is a composite yield of assets matched with each product. The sale of the common stock portfolio, which partially supported these disability reserves, and the intended reinvestment of the proceeds into high quality fixed income assets at yields below the average portfolio yield, resulted in lower reserve discount rates. The result of lowering these discount rates was an increase to the reserve liabilities and benefits to policyholders reported in the Disability Insurance segment of $128.6 million. The discount rate used to determine the group LTD reserves was reduced to 8.00% at June 30, 1995, as compared with 9.18% at December 31, 1994.

Management expects the reserve discount rate for certain disability products will further decline, since current cash flows are invested in high quality assets at current yields, which are below the composite yield of the existing assets purchased in prior years. UNUM will periodically adjust prices on both existing and new business in an effort to mitigate the impact of the current interest rate environment.

During the second quarter of 1995, UNUM increased the group LTD reserves for IBNR claims by $38.4 million. IBNR reserves, which are established to fund anticipated case reserves for claims which have been incurred but not reported to UNUM, are actuarially established based on various factors, including incidence levels and claims severity. The increased IBNR reserves are based on management's judgment that claims currently incurred but not yet reported will reflect increased levels of claims incidence and severity. It is not possible to predict whether future incidence levels or claims severity will be consistent with UNUM's current assumptions, or will improve or deteriorate.

For the three months and six months ended June 30, 1995, UNUM Limited's group long term disability business was adversely affected by the continuation of unfavorable claims experience, which began to emerge in late 1994. To address the current claims environment, management has increased prices on certain segments of the business that have experienced higher incidence of new claims and continues to evaluate underwriting standards and risk management programs.

Excluding the increased reserves resulting from the lowering of the group LTD reserve discount rate, and increasing the group LTD reserves for IBNR claims, group LTD continued to be affected by an unfavorable benefit ratio for the three months and six months ended June 30, 1995. However, claim recoveries continued to improve, which management believes can be attributed to risk management programs. Management continues to address the unfavorable claim trends in group LTD by periodically adjusting prices on selected new and inforce business, implementing more stringent underwriting guidelines, and strengthening risk management programs. Management believes these actions will strengthen UNUM's ability to deal with these claim trends and the current interest rate environment, and that the level of earnings of the group LTD product will be a function of the effectiveness of these continuing actions and the time required for these actions to take effect.

Throughout 1994, UNUM's individual disability business in the United States experienced a higher incidence of new claims and a disproportionate number of larger claims that management has attributed to certain geographical and occupational segments, particularly physicians. As a result, in the third quarter of 1994 UNUM increased reserves by $192.4 million. These increased reserves reflected management's expectations for morbidity trends for the existing individual disability business. It is not possible to predict whether morbidity trends will be consistent with UNUM's assumptions. Excluding the increased reserves resulting from the lowering of the individual disability reserve discount rate, the individual disability business reported a lower benefit ratio for the three months ended June 30, 1995, as compared with the same period in 1994. For the six months ended June 30, 1995, the individual disability business reported a higher benefit ratio, as compared with the same period in 1994. However, the benefit ratio experienced in 1995 showed improvement as compared with the latter part of 1994.

During the second quarter of 1995, UNUM introduced the guaranteed renewable Lifelong Disability Protection product, which will replace the traditional, fixed price, non-cancellable individual disability product. As of the end of the second quarter of 1995, the new product had been approved in approximately one-third of the states, and management expects to have state approval in most states by the end of 1995. Sales of the traditional, fixed price, non-cancellable individual disability product will be discontinued in each state following approval of the new product.

SPECIAL RISK INSURANCE SEGMENT:
-------------------------------
The decrease in income before income taxes for the three months and six months ended June 30, 1995, as compared with the same periods in 1994, was primarily attributable to unfavorable claims experience in the group life business and reduced fee income from the reinsurance underwriting management operations, partially offset by increased realized investment gains from the sale of the common stock portfolio and continued premium growth. Premium growth for the Special Risk segment resulted primarily from sales growth and rate increases imposed on certain portions of the group life business, as well as increased participation in certain reinsurance pools. Due to the nature of the risks underwritten and the relative size of the blocks of businesses, several of the Special Risk Insurance segment's products can exhibit claims variability.

COLONIAL PRODUCTS SEGMENT:
--------------------------
The Colonial Products segment reported increased income before income taxes for the three months and six months ended June 30, 1995, as compared with the corresponding periods in 1994. The increases were primarily attributable to higher realized investment gains from the sale of the common stock portfolio and greater investment income. In addition, premium growth, attributable to improved sales in recent quarters and continued benefits from enhanced customer conservation programs, favorably affected income before income taxes for the three months and six months ended June 30, 1995.

RETIREMENT PRODUCTS SEGMENT:
----------------------------
Income before income taxes increased for the three months and six months ended June 30, 1995, as compared with the same periods in 1994, primarily due to higher realized investment gains from the sale of the common stock portfolio, partially offset by lower interest spread margins on tax sheltered annuities. Management expects the lower interest spread margins on tax sheltered annuities to continue, which may reduce future earnings for the Retirement Products segment. During 1994, UNUM increased investments in tax-exempt securities. Although investments in tax-exempt securities resulted in increased consolidated net income, these investments reduced the Retirement Products segment's income before income taxes by $2.2 million and $4.6 million for the three months and six months ended June 30, 1995, respectively. This compares to $1.6 million and $2.8 million for the same periods in 1994.

The reduced asset base under management for guaranteed investment contracts ("GICs"), deposit administration contracts ("DAs") and 401(k) plans has also resulted in lower revenues from investment income and reduced amounts of interest credited and operating expenses. Management expects continued decreases in the amounts of investment income and interest credited as the related GICs, DAs and 401(k) contracts mature or terminate. Management expects future earnings for these closed blocks of businesses to decline, reflecting their run-off nature.

CORPORATE:
----------
The increased loss before income taxes in Corporate for the three months and six months ended June 30, 1995, was primarily attributable to increased interest expense, as compared with the same periods in 1994. Effective January 1, 1995, the operations of UNUM Japan are reported in the Disability Insurance segment. Costs related to the investment in Japan prior to January 1, 1995, are reported in Corporate.

BUSINESS RESTRUCTURING AND OTHER CHARGES:
-----------------------------------------
During the second quarter of 1995, UNUM recorded an additional charge for costs associated with the previously announced decision to discontinue the individual disability non-cancellable product and organizational changes within UNUM Life Insurance Company of America ("UNUM America"), which increased operating expenses in the Consolidated Statement of Income by $5.0 million and decreased net income by $3.2 million, or $0.04 per share, for the three months and six months ended June 30, 1995. The $5.0 million was comprised of an $8.4 million charge, which consisted of $4.5 million for severance and salary continuation costs related to 229 UNUM America home office employees who elected to accept the voluntary severance plan announced in the first quarter of 1995, and $3.9 million for exit costs of certain leased facilities and equipment, expiring through 1997, partially offset by recognition of a curtailment gain of $3.4 million, related to workforce reductions in UNUM Corporation's noncontributory defined benefit pension plan. All employee related costs are expected to be paid by the end of 1995. Of the $5.0 million net second quarter charge, the Disability Insurance segment recorded $2.9 million, the Special Risk Insurance segment recorded $1.1 million and the Retirement Products segment recorded $1.0 million.

The $8.4 million charge recorded in second quarter of 1995, combined with the $14.4 million fourth quarter 1994 charge, brings the total of restructuring and other charges to $22.8 million, excluding the $3.4 million curtailment gain. The combined charge of $22.8 million was comprised of $13.7 million for severance and salary continuation costs and $9.1 million for exit costs of certain leased facilities and equipment. Of the total $22.8 million charge, UNUM utilized $6.1 million and $10.1 million, for the three months and six months ended June 30, 1995, respectively. The $6.1 million, which was paid in the second quarter of 1995, was comprised of $5.5 million for severance and salary continuation costs and $0.6 million of lease costs. The $10.1 million was comprised of $8.9 million for severance costs for 126 field and 68 home office employees, salary continuation costs for 161 home office employees, and $1.2 million of lease costs.

INVESTMENTS:
------------
UNUM's investment portfolio is concentrated in investment grade bonds. UNUM evaluates total expected return after consideration of all associated expenses and losses, within criteria established for each product line. Product line investment strategies are developed to complement business risks by meeting the liquidity and solvency requirements of each product. UNUM purchases assets whose maturities, expected cash flows and prepayment conditions are consistent with these strategies. The nature and quality of the types of investments comply with policies established by management, which are more stringent overall than the statutes and regulations imposed by the jurisdictions in which UNUM's insurance subsidiaries are licensed.

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

During the second quarter of 1995, UNUM sold virtually all of the common stock portfolio of its United States subsidiaries, primarily due to consideration of statutory capital requirements associated with investment in common stocks, and to increase future investment income. UNUM intends to invest the proceeds from the sale of the common stock portfolio primarily in investment grade fixed income assets. As of June 30, 1995, most of the proceeds remain in short-term investments in the Consolidated Balance Sheet.

At June 30, 1995, the composition of UNUM's $10,863.6 million of invested assets was 77.5% fixed maturities, 11.0% mortgage loans, 1.8% real estate, 0.2% equity securities and 9.5% other invested assets.

FIXED MATURITIES:
-----------------
At June 30, 1995, and December 31, 1994, the fixed maturity portfolio included $153.0 million and $193.8 million of below investment grade bonds (below "Baa"), which represented 1.8% and 2.5% of the fixed maturity portfolio, respectively. These bonds had associated market values of $159.2 million and $193.4 million, respectively. Virtually all of the nonconvertible, below investment grade bonds were purchased at investment grade, but were subsequently downgraded. UNUM's investment policy is to invest primarily in fixed maturities of investment grade quality. Selected purchases of convertible subordinated debentures, which UNUM considered part of its investment strategy for equity securities, have contributed to the amount of below investment grade bonds. Fixed maturity ratings are obtained from external rating agencies, and if not externally rated, are rated by UNUM internally using similar methods. Management does not expect any risks or uncertainties associated with below investment grade bonds to have a significant affect on UNUM's consolidated financial position or results of operations. UNUM had no fixed maturities delinquent 60 days or more at June 30, 1995. The percentage of fixed maturities delinquent 60 days or more, compared to total fixed maturities, was 0.25% at December 31, 1994.

During the second quarter 1995, UNUM sold a fixed maturity classified as held to maturity with an amortized cost of $4.0 million, and realized a loss of $1.2 million on the sale. The bond was sold due to significant deterioration of the issuer's creditworthiness, as evidenced by a bankruptcy filing.

MORTGAGES:
----------
At June 30, 1995, and December 31, 1994, UNUM's mortgage loans were $1,199.0 million and $1,216.3 million, respectively. Management establishes allowances for mortgage loans based upon a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. UNUM uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to target specific properties for inspection and reevaluation. The percentage of mortgage loans delinquent sixty days or more on a contract delinquency basis was 0.6% and 1.8% at June 30, 1995, and December 31, 1994, respectively.

Overall, management believes that its mortgage loan portfolio is well diversified geographically and among property types. UNUM's incidence of new problem mortgage loans has continued to decline in the first half of 1995 as overall economic activity improved modestly, and many of the real estate markets in which UNUM has mortgage loans stabilized. Management expects a modest level of additional delinquencies and problem loans in the future. Management believes the allowance provided on mortgage loans as of June 30, 1995, is adequate to cover probable losses.

Realized investment losses related to restructured and impaired mortgage loans during the first six months of 1995 amounted to $5.1 million, compared with $7.8 million for the same period in 1994. Impaired mortgage loans as of June 30, 1995, are not expected to have a significant impact on UNUM's results of operations, liquidity, or capital resources.

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

REAL ESTATE:
------------
At June 30, 1995, investment real estate amounted to $195.7 million compared with $190.8 million at December 31, 1994. UNUM purchases investment real estate in selected markets when certain investment criteria are met. Investment real estate is intended to be held long-term and is carried at cost less accumulated depreciation. Occasionally, investment real estate is reclassified and revalued as real estate held for sale when it no longer meets UNUM's investment criteria. At June 30, 1995, real estate held for sale amounted to $32.2 million compared
with $31.0 million at December 31, 1994.   Real estate that has been acquired
through foreclosure is valued at fair value at the date of foreclosure. Real estate held for sale is included in other assets in the Consolidated Balance Sheets and is valued net of an allowance which reduces the carrying value to the lower of fair value less estimated costs to sell, or cost. Additions to the allowance for probable losses related to real estate held for sale resulted in a realized investment loss of $5.5 million and a realized investment gain of $0.1 million for the six months ended June 30, 1995, and 1994, respectively. Additions to the allowance represent charges to net realized investment gains less recoveries.

Given the current real estate environment, additional foreclosures are anticipated, but at a reduced level from the early 1990s. Current and anticipated real estate acquired through foreclosure is not expected to have a significant affect on UNUM's results of operations, liquidity, or capital resources.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------
UNUM's businesses produce positive cash flows, which are invested primarily in intermediate, fixed maturity investments intended to reflect the nature of anticipated cash obligations of insurance benefit payments and insurance contract maturities and to optimize investment returns at appropriate risk levels. To meet unexpected cash requirements and liquidity needs, UNUM maintains a large part of its investment portfolio in publicly traded marketable securities and short-term investments.

During the second quarter of 1995, UNUM sold virtually all of the common stock portfolio of its United States subsidiaries, primarily due to consideration of statutory capital requirements associated with investment in common stocks, and to increase future investment income. UNUM intends to invest the proceeds from the sale of the common stock portfolio primarily in investment grade fixed income assets.

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

At June 30, 1995, UNUM Corporation had a $500 million committed revolving credit facility which expires on October 1, 1999. UNUM's commercial paper program is supported by the revolving credit facility and is available for general liquidity needs, capital expansion, acquisitions and stock repurchase. The committed revolving credit facility contains certain covenants which, among other provisions, require maintenance of certain levels of stockholders' equity and limits on level of debt.

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

On May 11, 1995, UNUM Corporation issued $172.5 million of 8.80% Monthly Income Debt Securities ("MIDS") (Junior Subordinated Deferrable Interest Debentures, Series A), under the shelf registration. The MIDS mature in 2025, and carry ratings of "A2" (Medium Quality) from Moody's Investors Service and "A" (Strong) from Standard & Poor's Corporation. UNUM used the net MIDS proceeds to repay short-term debt and for general corporate purposes.

At June 30, 1995, UNUM had short-term and long-term debt totaling $168.7 million and $407.2 million, respectively. At June 30, 1995, approximately $380 million was available for additional financing under the existing revolving credit facility and approximately $145 million of investment grade debt instruments was available for issuance under the shelf registration. Contingent upon market conditions and corporate needs, management may refinance short-term notes payable with longer term securities.

LITIGATION:
-----------
In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at June 30, 1995. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material effect on the consolidated financial position or the consolidated operating results of UNUM.

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

NEW ACCOUNTING PRONOUNCEMENTS:
------------------------------
In March 1995, the Financial Accounting Standards Board issued Financial Accounting Standard ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. UNUM is required to adopt FAS 121 by January 1, 1996. UNUM has not yet determined what effect the adoption of FAS 121 will have on its results of operations or financial position.

UNUM Corporation and Subsidiaries
Form 10-Q
June 30, 1995

Part II.  Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

   12. Statement re:Computation of ratio of earnings to fixed charges.

   15. Letter re:  Unaudited interim financial information.

   27. Financial Data Schedule

(b) Reports on Form 8-K

A report on Form 8-K was filed April 26, 1995, to file certain documents related to the Monthly Income Debt Securities issued May 11, 1995.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date August 10, 1995           /s/ RODNEY N. HOOK
     --------------------      -----------------------------

                               Rodney N. Hook
                               Senior Vice President and
                               Chief Financial Officer




Date August 10, 1995           /s/ STEPHEN D. ROBERTS
     --------------------      ------------------------------

                               Stephen D. Roberts
                               Vice President and
                               Corporate Controller