Form 10-Q
period 1995-09-30
UNUM CORP
filed 1995-11-09
CIK 795581

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995 COMMISSION FILE NUMBER 1-9254


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

             CLASS                      OUTSTANDING AT SEPTEMBER 30, 1995
COMMON STOCK, $0.10 PAR VALUE                      72,780,079 SHARES

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q

INDEX


Part I.  Financial Information

      Item 1.  Financial Statements

             Consolidated Statements of Income (Loss) - Three Months and
               Nine Months Ended September 30, 1995, and 1994 (Unaudited)

             Consolidated Balance Sheets as of September 30, 1995,
               (Unaudited) and December 31, 1994

             Consolidated Statements of Cash Flows - Nine Months
               Ended September 30, 1995, and 1994 (Unaudited)

             Notes to Consolidated Financial Statements (Unaudited)

             Independent Accountant's Review Report

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

     Item 6.  Exhibits and Reports on Form 8-K

Signatures

UNUM Corporation and Subsidiaries
Form 10-Q
C O N S O L I D A T E D   S T A T E M E N T S   O F   I N C O M E  ( L O S S )

                                     Three Months Ended  Nine Months Ended
                                        September 30,       September 30,
                                       ---------------     ---------------

                                         1995    1994        1995      1994
(Unaudited - Dollars in  millions,
  except per common share data)
---------------------------------------------------------------------------

REVENUES
Premiums                               $738.0   $667.4   $2,201.2   $2,018.7
Investment income                       207.8    192.3      599.0      575.8
Net realized investment gains             2.9     11.6      221.9       36.0
Fees and other income                    18.9     16.3       56.7       57.4
--------------------------------------------------------------------------

     Total revenues                     967.6    887.6    3,078.8    2,687.9

BENEFITS AND EXPENSES
Benefits to policyholders               568.7    705.7    1,858.2    1,701.5
Interest credited                        56.8     59.7      170.3      181.6
Operating expenses                      171.6    169.5      531.4      508.6
Commissions                              90.8     88.9      278.5      263.7
Increase in deferred policy
     acquisition costs                  (21.6)   (36.1)     (83.5)    (108.9)
Interest expense                         10.2      5.0       26.8       12.5
--------------------------------------------------------------------------

     Total benefits and expenses        876.5    992.7    2,781.7    2,559.0
--------------------------------------------------------------------------

Income (loss) before income taxes        91.1   (105.1)     297.1      128.9

INCOME TAXES (BENEFIT)
Current                                   6.5     (2.1)     100.0       30.1
Deferred                                 17.9    (41.3)     (21.9)      (1.9)
---------------------------------------------------------------------------

     Total income taxes (benefit)        24.4    (43.4)      78.1       28.2
---------------------------------------------------------------------------
NET INCOME (LOSS)                      $ 66.7   $(61.7)    $219.0   $  100.7

============================================================================
NET INCOME (LOSS) PER COMMON SHARE     $ 0.92   $(0.84)    $  3.02  $  1.35

============================================================================



See notes to consolidated financial statements.

UNUM Corporation and Subsidiaries
Form 10-Q
C O N S O L I D A T E D   B A L A N C E   S H E E T S


                                           September 30, 1995  December 31,
(Dollars in millions)                              (Unaudited)         1994
---------------------------------------------------------------------------

ASSETS
Investments
 Fixed maturities:
  Held to maturity-principally at amortized cost
    (fair value:  1995-$6,098.3; 1994-$6,168.6)     $ 5,835.6     $  6,227.2
  Available for sale-at fair value (amortized cost:
    1995-$3,020.5; 1994-$1,701.4)                     3,104.3        1,640.6
 Equity securities available for sale-at fair value
  (cost:  1995-$21.3; 1994-$492.2)                       24.8          627.9
 Mortgage loans                                       1,136.1        1,216.3
 Real estate, net                                       196.6          190.8
 Policy loans                                           215.5          201.0
 Other long-term investments                             33.0           38.1
 Short-term investments                                 514.7          291.9
----------------------------------------------------------------------------

    Total investments                                11,060.6       10,433.8
Cash                                                     34.4           36.1
Accrued investment income                               195.1          195.9
Premiums due                                            213.6          189.7
Deferred policy acquisition costs                     1,111.7        1,035.2
Property and equipment, net                             152.6          153.4
Other assets                                            814.7          737.2
Separate account assets                                 505.8          345.9
----------------------------------------------------------------------------

    Total assets                                    $14,088.5      $13,127.2
============================================================================
(Continued on next page)

UNUM Corporation and Subsidiaries
Form 10-Q
C O N S O L I D A T E D   B A L A N C E   S H E E T S

                                           September 30, 1995  December 31,
(Dollars in millions)                             (Unaudited)          1994
---------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Future policy benefits                             $ 1,784.4      $ 1,591.6
 Unpaid claims and claim expenses                     4,322.3        3,853.9
 Other policyholder funds                             3,886.8        4,058.8
 Income taxes
  Current                                                31.1           12.4
  Deferred                                              333.3          348.6
 Notes payable                                          588.3          428.7
 Other liabilities                                      536.9          571.9
 Separate account liabilities                           505.8          345.9
----------------------------------------------------------------------------

     Total liabilities                               11,988.9       11,211.8
Stockholders' equity
 Preferred stock, par value $0.10 per share, authorized
  10,000,000 shares, none issued
 Common stock, par value $0.10 per share, authorized
  120,000,000 shares, issued 99,987,958 shares           10.0           10.0
 Additional paid-in capital                           1,085.2        1,080.5
 Unrealized gains on available for sale
  securities, net of deferred taxes                      57.4           49.6
 Unrealized foreign currency translation adjustment     (19.0)         (23.7)
 Retained earnings                                    1,670.3        1,507.2
----------------------------------------------------------------------------

                                                      2,803.9        2,623.6
 Less:
  Treasury stock, at cost (1995-27,207,879 shares;
    1994-27,575,430 shares)                             697.4          706.6
  Restricted stock deferred compensation                  6.9            1.6
----------------------------------------------------------------------------

     Total stockholders' equity                       2,099.6        1,915.4
----------------------------------------------------------------------------

     Total liabilities and stockholders' equity     $14,088.5      $13,127.2

============================================================================
See notes to consolidated financial statements.

UNUM Corporation and Subsidiaries
Form 10-Q

C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S

                                                         Nine Months Ended
                                                             September 30,
                                                           ---------------

(Unaudited - Dollars in millions)                          1995       1994
--------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                              $ 219.0   $  100.7
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Increase in future policy benefits and unpaid
    claims and claim expenses                             688.9      579.5
  Increase in amounts receivable under reinsurance
    agreements                                            (56.4)     (16.1)
  Decrease in income tax liability                         (1.2)     (13.0)
  Increase in deferred policy acquisition costs           (83.5)    (108.9)
  Realized investment gains                              (237.7)     (47.8)
  Other                                                   (36.4)      18.0
--------------------------------------------------------------------------
    Net cash provided by operating activities             492.7      512.4
--------------------------------------------------------------------------
INVESTING ACTIVITIES:
Maturities of fixed maturities held to maturity           594.7      404.2
Maturities of fixed maturities available for sale          67.5       27.0
Sales of fixed maturities held to maturity                  2.8       --
Sales of fixed maturities available for sale              480.9      273.5
Sales of equity securities available for sale             836.7      217.3
Sales and maturities of other investments                 236.9      290.7
Purchases of fixed maturities held to maturity           (223.4)    (548.7)
Purchases of fixed maturities available for sale       (1,870.9)    (640.8)
Purchases of equity securities available for sale        (131.3)    (166.3)
Purchases of other investments                           (198.7)     (57.9)
Net increase in short-term investments                   (222.8)     (10.8)
Net additions to property and equipment                    (6.8)     (16.0)
---------------------------------------------------------------------------
    Net cash used in investing activities                (434.4)    (227.8)
---------------------------------------------------------------------------
FINANCING ACTIVITIES:
Deposits and interest credited to investment contracts    501.0      460.3
Maturities and withdrawals from investment contracts     (673.0)    (648.2)
Dividends to stockholders                                 (55.9)     (51.0)
Treasury stock acquired                                    --       (177.6)
Proceeds from notes payable                               241.5       54.6
Repayment of notes payable                                 (1.3)      (1.2)
Net increase (decrease) in short-term debt                (80.6)      89.9
Other                                                       7.6       (1.0)
---------------------------------------------------------------------------
    Net cash used in financing activities              $  (60.7)  $ (274.2)
---------------------------------------------------------------------------

(Continued on next page)

UNUM Corporation and Subsidiaries
Form 10-Q

C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S

                                                        Nine Months Ended
                                                             September 30,
                                                           ---------------

(Unaudited - Dollars in millions)                          1995       1994
--------------------------------------------------------------------------


Effect of exchange rate changes on cash                 $   0.7    $   0.1
--------------------------------------------------------------------------

Net increase (decrease) in cash                            (1.7)      10.5
Cash at beginning of year                                  36.1       20.8
--------------------------------------------------------------------------
Cash at end of period                                    $ 34.4     $ 31.3
==========================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Income taxes                                            $ 64.1     $ 44.3
 Interest                                                $ 20.2     $  9.4

==========================================================================

See notes to consolidated financial statements.

UNUM Corporation and Subsidiaries
Form 10-Q
Notes to Consolidated Financial Statements (Unaudited)
September 30, 1995

NOTE 1.  BASIS OF PRESENTATION
------------------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to stock life insurance companies for interim financial information and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles applicable to stock life insurance companies for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results for the three month and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the audited consolidated financial statements and footnotes included in the 1994 annual report to stockholders of UNUM Corporation and subsidiaries ("UNUM").

Certain 1994 amounts have been reclassified in 1995 for comparative purposes.

NOTE 2.  CHANGES IN ACCOUNTING ESTIMATE
---------------------------------------
During the second quarter of 1995, UNUM sold virtually all of the common stock portfolio of its United States subsidiaries. The sale of the common stock portfolio, which partially supported certain disability reserves, and the intended reinvestment of the proceeds into high quality fixed income assets at yields below the average portfolio yield, resulted in lower reserve discount rates for certain disability products reported in the Disability Insurance segment. This change in accounting estimate to lower certain discount rates, resulted in an increase of $128.6 million to the reserve liabilities in the Consolidated Balance Sheet and benefits to policyholders in the Consolidated Statement of Income, and decreased net income by $83.6 million, or $1.15 per share, for the nine months ended September 30, 1995. The discount rate used to determine the group long term disability reserves was reduced to 8.00% at June 30, 1995, as compared with 9.18% at December 31, 1994.

During the second quarter of 1995, UNUM increased the group long term disability reserves for incurred but not reported ("IBNR") claims, as reported in the Disability Insurance segment. The increased IBNR reserves were based on management's judgment that claims currently incurred but not yet reported will reflect increased levels of claims incidence and severity. This change in accounting estimate resulted in an increase to benefits to policyholders in the Consolidated Statement of Income of $38.4 million, and a decrease to net income of $25.0 million, or $0.34 per share, for the nine months ended September 30, 1995.

In the third quarter of 1994, UNUM increased reserves for existing claims of the individual disability business, as reported in the Disability Insurance segment, by $83.3 million and established a reserve for estimated future losses of $109.1 million. These increased reserves reflect management's expectations of morbidity trends for the existing individual disability business. This change in accounting estimate resulted in an increase to benefits to policyholders in the Consolidated Statement of Income (Loss) of $192.4 million, and a decrease to net income of $125.1 million, or $1.70 per share, and $1.67 per share, for the three months and nine months ended September 30, 1994, respectively.

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

NOTE 4. BUSINESS RESTRUCTURING AND OTHER CHARGES
------------------------------------------------
Charges of $8.4 million and $14.4 million were recorded in the second quarter of 1995 and the fourth quarter of 1994, respectively, related to the previously announced decision to discontinue the individual disability non-cancellable product and the acceleration of organizational changes within UNUM Life Insurance Company of America. Partially offsetting the charge recorded in the second quarter of 1995, was a $3.4 million curtailment gain, related to workforce reductions in UNUM Corporation's noncontributory defined benefit plan. The combined $22.8 million of restructuring and other charges, excluding the $3.4 million curtailment gain, was comprised of $13.7 million for severance and salary continuation costs and $9.1 million for exit costs of certain leased facilities and equipment, expiring through 1998. All employee related costs are expected to be paid by the end of 1995.

Of the total $22.8 million charge, UNUM utilized $4.2 million and $14.3 million, for the three months and nine months ended September 30, 1995, respectively. The $4.2 million, which was paid in the third quarter of 1995, was comprised of $3.6 million for severance and salary continuation costs and $0.6 million of lease costs. The $14.3 million was comprised of $12.5 million for severance costs for 126 field and 229 home office employees and $1.8 million of lease costs.

NOTE 5.  INVESTMENTS
--------------------
During 1995, UNUM sold fixed maturities of two issuers classified as held to maturity with an amortized cost of $4.0 million, and realized a net loss of $1.2 million on the sales. The bonds were sold due to significant deterioration of the issuers' creditworthiness, as evidenced by bankruptcy filings.


NOTE 6.  EARNINGS PER SHARE
---------------------------
The weighted average number of shares outstanding used to calculate earnings per share was approximately 72,721,000 and 73,830,000 for third quarter 1995 and 1994, respectively. Weighted average shares outstanding for the nine months ended September 30, 1995, and 1994, were approximately 72,603,000 and 74,751,000, respectively. The assumed exercise of outstanding stock options would not result in a material dilution of earnings per share.

NOTE 7.  DIVIDENDS TO STOCKHOLDERS
----------------------------------
On October 13, 1995, UNUM's Board of Directors declared a twenty-six and one half cents per share cash dividend. The dividend is payable on November 17, 1995, to common stockholders of record at the close of business on October 30, 1995. During the first nine months of 1995, cash dividends of twenty-six and one half cents per share were paid on August 18, 1995, and May 19, 1995, and a twenty-four cents per share cash dividend was paid on February 17, 1995.

NOTE 8.  NOTES PAYABLE
----------------------
Notes payable consisted of the following at September 30, 1995:

(Dollars in millions)
----------------------------------------------------------------------------

Short-term debt:
  Commercial paper                                                    $135.6
  Other notes payable, with weighted average interest rate of 1.0%      30.4
  Medium-term notes payable, due 1996, with interest rate of 6.2%       15.0
----------------------------------------------------------------------------

    Total short-term debt                                              181.0
----------------------------------------------------------------------------

Long-term debt:
  Medium-term notes payable, due 1997 to 2024,
     with interest rates ranging from 5.1% to 7.5%                     240.6
  Monthly income debt securities, due 2025, with interest rate of 8.8%,
    $172.5 million issued net of unamortized offering costs of $5.8
     million                                                           166.7
----------------------------------------------------------------------------

    Total long-term debt                                               407.3
----------------------------------------------------------------------------

    Total notes payable                                               $588.3

============================================================================

At September 30, 1995, UNUM Corporation had a $500 million committed revolving credit facility which expires on October 1, 1999. UNUM's commercial paper program is supported by the revolving credit facility and is available for general liquidity needs, capital expansion, acquisitions or stock repurchase. The committed revolving credit facility contains certain covenants which, among other provisions, require maintenance of certain levels of stockholders' equity and limits on debt levels. At September 30, 1995, approximately $365 million was available for additional financing under the existing revolving credit facility. The commercial paper outstanding at September 30, 1995, had a weighted average interest rate of approximately 5.9%.

On October 26, 1995, UNUM Corporation issued $50.0 million of medium-term notes, due 2000, with interest rates ranging from 6.3% to 6.4%. UNUM intends to use the net proceeds from the issuance of the medium-term notes to repay commercial paper and for general corporate purposes.

NOTE 9.  LITIGATION
-------------------
In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at September 30, 1995. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position or the consolidated operating results of UNUM.

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


NOTE 10.  NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------
In March 1995, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. UNUM is required to adopt FAS 121 by January 1, 1996. The adoption of FAS 121 is not expected to have a material effect on UNUM's results of operations or financial position.

In October 1995, the FASB issued FAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. UNUM is required to adopt FAS 123 effective January 1, 1996. FAS 123 defines a new method of accounting for employee stock compensation plans using a fair value based method, under which compensation cost is measured and recognized in results of operations. Alternatively, FAS 123 allows an entity to retain the accounting method for employee stock compensation plans defined under APB Opinion No. 25, "Accounting for Stock Issued to Employees." If an entity retains the accounting defined under APB 25, certain pro forma disclosures of net income and earnings per share must be made as if the fair value based method defined under FAS 123 had been applied. UNUM has not yet determined what method of accounting it will elect or what effect the adoption of FAS 123 may have on its results of operations or financial position.



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

The Disability Insurance segment includes disability products offered in North America, the United Kingdom and Japan including: group long term disability, individual disability, short term disability, association group disability, disability reinsurance and long term care insurance. The Special Risk Insurance segment includes group life, special risk accident insurance, non-disability reinsurance operations, reinsurance underwriting management operations and other special risk insurance products.
The Colonial Products segment includes Colonial Companies, Inc. and subsidiaries, which offer payroll-deducted, voluntary employee benefits including personal accident and sickness, cancer and life insurance products to employees at their worksites. The Retirement Products segment includes tax sheltered annuities and products which are no longer actively marketed by UNUM including guaranteed investment contracts, deposit administration accounts and 401(k) plans. Corporate includes transactions which are generally non-insurance related.

Summarized financial information for the four business segments and Corporate was as follows:
                                        Three Months Ended Nine Months Ended
                                           September 30,     September 30,
                                           ---------------- --------------

 (Dollars in millions)                      1995     1994     1995    1994
--------------------------------------------------------------------------

REVENUES
Disability Insurance                       $ 563.9  $518.4 $1,857.3 $1,563.2
Special Risk Insurance                       183.1   161.9    540.3    484.1
Colonial Products                            127.9   116.2    393.7    350.6
Retirement Products                           88.4    88.0    277.8    283.4
Corporate                                      4.3     3.1      9.7      6.6
----------------------------------------------------------------------------

     Total revenues                        $ 967.6  $887.6 $3,078.8 $2,687.9
============================================================================

INCOME (LOSS) BEFORE INCOME TAXES
Disability Insurance                       $  58.0 $(136.3) $164.0  $  8.9
Special Risk Insurance                         9.8    14.9    42.7    50.0
Colonial Products                             19.5    13.6    66.3    45.7
Retirement Products                            7.1     8.6    40.1    36.5
Corporate                                     (3.3)   (5.9)  (16.0)  (12.2)
--------------------------------------------------------------------------

     Total income (loss) before income taxes  91.1  (105.1)  297.1   128.9

Income taxes (benefit)                        24.4   (43.4)   78.1    28.2
--------------------------------------------------------------------------

Net income (loss)                          $  66.7 $ (61.7) $219.0  $100.7
==========================================================================

                                            September 30,     December 31,
(Dollars in millions)                                1995             1994
--------------------------------------------------------------------------

IDENTIFIABLE ASSETS
Disability Insurance                            $  6,722.3      $  6,131.9
Special Risk Insurance                               957.2           846.8
Colonial Products                                    941.9           846.2
Retirement Products                                4,583.1         4,504.0
Corporate                                            512.3           451.3
Individual Participating Life and Annuity            371.7           347.0
--------------------------------------------------------------------------

     Total assets                                $14,088.5       $13,127.2
==========================================================================

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                     --------------------------------------




To the Board of Directors and Stockholders
UNUM Corporation

We have reviewed the accompanying consolidated balance sheet of UNUM Corporation and subsidiaries as of September 30, 1995, and the related consolidated statements of income (loss) for the three-month and nine-month periods ended September 30, 1995 and 1994, and the consolidated statements of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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




/s/ COOPERS & LYBRAND L.L.P.

Portland, Maine
October 25, 1995

UNUM Corporation and Subsidiaries
Form 10-Q
September 30, 1995

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements (Unaudited) and Notes to Consolidated Financial Statements (Unaudited) included elsewhere in the Form 10-Q.

Revenues for UNUM for third quarter 1995 were $967.6 million as compared with $887.6 million for third quarter 1994. Net income for the quarter ended September 30, 1995, was $66.7 million, or $0.92 per share, as compared with a net loss of $(61.7) million, or $(0.84) per share, for the same quarter in 1994.

Revenues for UNUM for the nine months ended September 30, 1995, were $3,078.8 million as compared with $2,687.9 million for the same period in 1994. Net income for the nine months ended September 30, 1995, was $219.0 million, or $3.02 per share, as compared with net income of $100.7 million, or $1.35 per share, for the same period in 1994.

Effective January 1, 1995, UNUM began reporting its operations principally in four business segments: Disability Insurance, Special Risk Insurance, Colonial Products and Retirement Products. Corporate includes transactions that are generally non-insurance related. For comparative purposes, the prior period information has been restated to reflect reporting in these segments.

During the second quarter of 1995, UNUM sold virtually all of the common stock portfolio of its United States subsidiaries, primarily due to consideration of statutory capital requirements associated with investment in common stocks, and to increase future investment income. The sale of the common stock portfolio contributed to significantly higher realized investment gains for the nine months ended September 30, 1995. UNUM has reinvested the proceeds from the sale of the common stock portfolio primarily in investment grade fixed income assets, which has decreased the required amount of statutory capital for regulatory purposes and increased investment income. Dependent on capital considerations and market conditions, UNUM may invest in equity securities in the future.

Reserves for certain disability products are discounted using an interest rate which is a composite yield of assets matched with each product. As a result of the sale of the common stock portfolio, which had partially supported these disability reserves, and the intended reinvestment of the proceeds into high quality fixed income assets at yields below the average portfolio yield, certain reserve discount rates were lowered during second quarter 1995. The effect of lowering these discount rates was an increase to the reserve liabilities and benefits to policyholders reported in the Disability Insurance segment of $128.6 million and a decrease in net income of $83.6 million. The discount rate used to determine the group long term disability ("group LTD") reserves was reduced to 8.00% at June 30, 1995, as compared with 9.18% at December 31, 1994. In addition to the initial impact of lowering these reserve discount rates reported in second quarter 1995, certain disability products' benefit ratios have been, and will continue to be, negatively affected, as the lower reserve discount rates require higher reserve levels.

Management expects the reserve discount rates for certain disability products will further decline, since current cash flows are invested in high quality assets at current yields, which are below the composite yield of the existing assets purchased in prior years. UNUM will periodically adjust prices on both existing and new business in an effort to mitigate the impact of the current interest rate environment.

During the second quarter of 1995, UNUM increased the group LTD reserves for incurred but not reported ("IBNR") claims and benefits to policyholders reported in the Disability Insurance segment by $38.4 million, which decreased net income by $25.0 million. IBNR reserves, which are established to fund anticipated case reserves for claims which have been incurred but not reported to UNUM, are actuarially established based on various factors, including incidence levels and claims severity. The increased IBNR reserves were based on management's judgment that claims currently incurred but not yet reported will reflect increased levels of claims incidence and severity. It is not possible to predict whether future incidence levels or claims severity will be consistent with UNUM's current assumptions, or will improve or deteriorate.

Throughout 1994, UNUM's individual disability business experienced a higher incidence of new claims and a disproportionate number of large claims that management attributed to certain geographic and occupational segments of the business, particularly physicians. During the third quarter of 1994, management concluded that the deterioration of claims experience was not a temporary fluctuation in certain segments of the business, but was indicative of expected claim trends for the future. As a result, in third quarter 1994, UNUM increased reserves for existing claims by $83.3 million and established a reserve for estimated future losses of $109.1 million. These increased reserves reflect management's expectations of morbidity trends for the existing individual disability business. It is not possible to predict whether morbidity trends will be consistent with UNUM's assumptions; however, as of September 30, 1995, management believes that the strengthened reserve amounts continue to be adequate.

PREMIUMS:
---------
Premiums for the three months and nine months ended September 30, 1995, and 1994, are summarized by segment in the table below. For the nine months ended September 30, 1995, and 1994, claim block acquisitions generated one-time premium in the Disability Insurance segment of $24.7 million and $2.7 million, respectively, for group long term disability ("group LTD"), $4.3 million and $15.0 million, respectively, for long term care, and $25.8 million in 1994 for
UNUM Limited.   Management intends to pursue additional claim block
acquisitions in the future.

                          Three Months Ended         Nine Months Ended
                             September 30,             September 30,
                         ----------------------    ----------------------
(Dollars in millions)   1995     1994    Change    1995      1994   Change
--------------------------------------------------------------------------

Disability Insurance
  Group LTD           $ 258.6   $ 239.3    8.1 % $  788.7 $  705.9   11.7 %
  UNUM Limited           32.8      27.2   20.6       91.5    102.6  (10.8)
  Individual Disability  89.5      87.6    2.2      266.0    254.4    4.6
  Short Term Disability  32.3      27.7   16.6       97.1     78.9   23.1
  Other Disability
   Insurance             36.6      31.2   17.3      110.2    109.1    1.0
---------------------------------------------------------------------------

   Total                449.8     413.0    8.9    1,353.5  1,250.9    8.2

Special Risk Insurance
  Group Life             92.4      78.3   18.0      264.2    231.7   14.0
  Other Special Risk
    Products             68.4      63.7    7.4      208.0    188.9   10.1
---------------------------------------------------------------------------

   Total                160.8     142.0   13.2      472.2    420.6   12.3

Colonial Products       117.0     107.9    8.4      351.8    325.6    8.0
Retirement Products      10.4       4.5   NM         23.7     21.6    9.7
---------------------------------------------------------------------------

   Total premiums     $ 738.0   $ 667.4   10.6 % $2,201.2 $2,018.7    9.0 %
===========================================================================


NM - not meaningful

INCOME (LOSS) BEFORE INCOME TAXES:
----------------------------------
Income (loss) before income taxes for the four business segments and Corporate for the three months and nine months ended September 30, 1995, and 1994, was as follows:

                           Three Months Ended        Nine Months Ended
                              September 30,             September 30,
                        -----------------------    -----------------------
(Dollars in millions)   1995     1994    Change    1995      1994   Change
--------------------------------------------------------------------------

Disability Insurance  $  58.0  $ (136.3) $194.3    $164.0 $    8.9  $155.1
Special Risk Insurance    9.8      14.9    (5.1)     42.7     50.0    (7.3)
Colonial Products        19.5      13.6     5.9      66.3     45.7    20.6
Retirement Products       7.1       8.6    (1.5)     40.1     36.5     3.6
Corporate                (3.3)     (5.9)    2.6     (16.0)   (12.2)   (3.8)
---------------------------------------------------------------------------

   Total              $  91.1  $ (105.1) $196.2    $297.1   $128.9  $168.2
==========================================================================


The increase in income before income taxes for the three months ended September 30, 1995, as compared with the same period in 1994, is primarily attributable to the $192.4 million individual disability reserve strengthening which was recorded in third quarter 1994. Additionally, income before income taxes for the quarter was favorably impacted by increased investment income and a lower benefit ratio in the individual disability line of business. Partially offsetting these items were higher benefit ratios in certain disability and special risk lines of business, reduced realized investment gains, and increased interest expense.

Income before income taxes decreased for the nine months ended September 30, 1995, as compared with the same period in 1994, when the following items are excluded: the increased realized investment gains resulting from the sale of the common stock portfolio, the increased reserves resulting from the lowering of certain disability product reserve discount rates and the increased group LTD reserves for IBNR claims, all of which took place in second quarter 1995; and the individual disability reserve strengthening recorded in third quarter 1994. The decrease was primarily driven by higher benefit ratios at UNUM Limited and in group LTD and group life, increased interest expense, and lower interest spread margins on the tax sheltered annuity business. Partially offsetting these items were increased investment income and a lower benefit ratio in the individual disability line of business.


DISABILITY INSURANCE SEGMENT:
-----------------------------
The increase in income before income taxes for the Disability Insurance segment for the three months ended September 30, 1995, as compared with the same period in 1994, was primarily due to the $192.4 million individual disability reserve strengthening recorded in third quarter 1994. In addition, increased investment income, a lower benefit ratio in individual disability, and continued expense management favorably affected income before income taxes. Partially offsetting these items were lower realized investment gains, and a higher benefit ratio in group LTD, UNUM Limited, and Commercial Life's association group line of business.

The Disability Insurance segment reported decreased income before income taxes for the nine months ended September 30, 1995, as compared with the same period in 1994, when the following items are excluded: the increased realized investment gains resulting from the sale of the common stock portfolio, the increased reserves resulting from the lowering of certain disability product reserve discount rates and the increased group LTD reserves for IBNR claims, all of which took place in second quarter 1995; and the individual disability reserve strengthening recorded in third quarter 1994. This decrease was primarily attributable to a higher benefit ratio at UNUM Limited and in group LTD, partially offset by increased investment income, continued expense management, and a lower benefit ratio in the individual disability business.

Increased investment income in the Disability Insurance segment for the three months and nine months ended September 30, 1995, as compared with the same periods in 1994, was primarily a result of the reinvestment of the proceeds from the sale of the common stock portfolio into investment grade fixed income assets. Since reserves for certain disability products are discounted using an interest rate which is a composite yield of assets matched with each product, the sale of the common stock portfolio, and subsequent reinvestment of the proceeds into assets with yields below the average portfolio yield, resulted in lower reserve discount rates, the effects of which, partially offset this increase in investment income. In addition to the initial impact of lowering these reserve discount rates reported in second quarter 1995, certain disability products' benefit ratios have been, and will continue to be, negatively affected, as the lower discount rates require higher reserve levels.

While group LTD's income before income taxes excluding: realized investment gains, the increased reserves resulting from lowering the group LTD reserve discount rate and the increased group LTD reserves for IBNR claims; was lower for the nine months ended September 30, 1995, as compared with the same period in 1994, there has been gradual improvement in each sequential quarter of 1995. Group LTD's income before income taxes increased for the three months ended September 30, 1995, as compared with the same period in 1994, primarily due to greater investment income, partially offset by a higher benefit ratio. While claim incidence rates and claim recoveries have continued to improve during 1995, which management attributes to risk management programs, an increase in claims severity and the lower reserve discount rate have negatively affected group LTD's benefit ratio. Management continues to address the unfavorable claim trends in group LTD by periodically adjusting prices on selected new and inforce business, implementing more stringent underwriting guidelines, and strengthening risk management programs. Management believes these actions have strengthened UNUM's ability to deal with these claim trends and the current interest rate environment. The level of earnings of the group LTD product will be a function of the effectiveness of these continuing actions over time.

During the three months and nine months ended September 30, 1995, UNUM Limited's group long term disability business has continued to be adversely affected by unfavorable claims experience, which began to emerge in late 1994. UNUM Limited has experienced a higher incidence of new claims and a disproportionate number of large claims that management has attributed to certain segments of the business. To address the current claims environment, management has increased prices on those segments of the business that have experienced a higher incidence of new claims and continues to evaluate underwriting standards and risk management programs.

Commercial Life's association group line of business has been negatively affected by unfavorable claims experience, which management has attributed to certain geographical and occupational segments, particularly dentists and physicians. Management is taking pricing actions and strengthening underwriting standards to address this claims experience.

During the second quarter of 1995, UNUM introduced the guaranteed renewable Lifelong Disability Protection product, which will replace the traditional, fixed price, non-cancellable individual disability product. At the end of the third quarter of 1995, the new product had been approved in over two-thirds of the states, and management expects to have approval in most states by the end of 1995. Sales of the traditional, fixed price, non-cancellable individual disability product are being discontinued in each state following approval of the new product.

SPECIAL RISK INSURANCE SEGMENT:
-------------------------------
The decrease in income before income taxes for the three months ended September 30, 1995, as compared with the same period in 1994, was primarily attributable to adverse mortality in the group life business and in Commercial Life's special risk business, partially offset by continued premium growth and expense management. For the nine months ended September 30, 1995, income before income taxes decreased as compared with the same period in 1994, primarily due to adverse mortality in the group life business and in Commercial Life's special risk business, and reduced fee income from the reinsurance underwriting management operations. Partially offsetting these decreases was continued premium growth and increased realized investment gains from the sale of the common stock portfolio. Premium growth for the Special Risk segment resulted primarily from sales growth and rate increases imposed on certain portions of the group life business, as well as increased participation in certain reinsurance pools. Due to the nature of the risks underwritten and the relative size of the blocks of businesses, several of the Special Risk Insurance segment's products can exhibit claims variability.

COLONIAL PRODUCTS SEGMENT:
--------------------------
The Colonial Products segment reported increased income before income taxes for the three months ended September 30, 1995, as compared with the corresponding period in 1994. The increase was primarily attributable to increased investment income, favorable claims experience and continued expense management. For the nine months ended September 30, 1995, income before income taxes increased as compared with the same period in 1994, primarily due to higher realized investment gains from the sale of the common stock portfolio and increased investment income. In addition, premium growth, attributable to higher sales levels and continued benefits from enhanced customer conservation programs, favorably affected income before income taxes for the three months and nine months ended September 30, 1995.

RETIREMENT PRODUCTS SEGMENT:
----------------------------
Lower interest rate spread margins on tax sheltered annuities contributed to lower income before income taxes for the three months ended September 30, 1995, as compared with the same period in 1994. Income before income taxes increased for the nine months ended September 30, 1995, as compared with the same period in 1994, primarily due to increased realized investment gains from the sale of the common stock portfolio during second quarter 1995, which were partially offset by lower interest spread margins on tax sheltered annuities. Investments in tax-exempt securities, which result in increased consolidated net income, reduced the Retirement Products segment's income before income taxes by $1.9 million and $6.5 million for the three months and nine months ended September 30, 1995, respectively. This compares with $1.8 million and $4.6 million for the same periods in 1994.

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

On September 11, 1995, UNUM announced plans to withdraw from the tax sheltered annuity business, which at September 30, 1995, represented approximately $3,415 million of UNUM's consolidated assets, to focus greater attention on core disability and special risk businesses. Management is pursuing the possibility of selling the tax sheltered annuity business; however, no definitive plan of withdrawal or sales agreement was in place as of November 9, 1995.

CORPORATE:
----------
The decreased loss before income taxes in Corporate for the three months ended September 30, 1995, as compared with the same period in 1994, was primarily attributable to decreased operating expenses partially offset by increased interest expense. For the nine months ended September 30, 1995, the increased loss before income taxes as compared with the same period in 1994, was primarily due to increased interest expense partially offset by decreased operating expenses. Effective January 1, 1995, the operations of UNUM Japan are reported in the Disability Insurance segment. Costs related to the investment in Japan prior to January 1, 1995, are reported as operating expenses in Corporate.

BUSINESS RESTRUCTURING AND OTHER CHARGES:
-----------------------------------------
Charges of $8.4 million and $14.4 million were recorded in the second quarter of 1995 and the fourth quarter of 1994, respectively, related to the previously announced decision to discontinue the individual disability non-cancellable product and the acceleration of organizational changes within UNUM Life Insurance Company of America. Partially offsetting the charge recorded in the second quarter of 1995, was a $3.4 million curtailment gain, related to workforce reductions in UNUM Corporation's noncontributory defined benefit plan. The combined $22.8 million of restructuring and other charges, excluding the $3.4 million curtailment gain, was comprised of $13.7 million for severance and salary continuation costs and $9.1 million for exit costs of certain leased facilities and equipment, expiring through 1998. All employee related costs are expected to be paid by the end of 1995.

Of the total $22.8 million charge, UNUM utilized $4.2 million and $14.3 million, for the three months and nine months ended September 30, 1995, respectively.
The $4.2 million, which was paid in the third quarter of 1995, was comprised of $3.6 million for severance and salary continuation costs and $0.6 million of lease costs. The $14.3 million was comprised of $12.5 million for severance costs for 126 field and 229 home office employees and $1.8 million of lease costs.

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

During the second quarter of 1995, UNUM sold virtually all of the common stock portfolio of its United States subsidiaries, primarily due to consideration of statutory capital requirements associated with investment in common stocks, and to increase future investment income. UNUM has reinvested the proceeds from the sale of the common stock portfolio primarily in investment grade fixed income assets.

At September 30, 1995, the composition of UNUM's $11,060.6 million of invested assets was 80.8% fixed maturities, 10.3% mortgage loans, 1.8% real estate, 0.2% equity securities and 6.9% other invested assets.

FIXED MATURITIES:
-----------------
At September 30, 1995, and December 31, 1994, the fixed maturity portfolio included $132.2 million and $193.8 million of below investment grade bonds (below "Baa"), which represented 1.5% and 2.5% of the fixed maturity portfolio, respectively. These bonds had associated market values of $139.4 million and $193.4 million, respectively. Virtually all of the nonconvertible, below investment grade bonds were purchased at investment grade, but were subsequently downgraded. UNUM's investment policy is to invest primarily in fixed maturities of investment grade quality. Selected purchases of convertible subordinated debentures, which UNUM considered part of its investment strategy for equity securities, have contributed to the amount of below investment grade bonds. Fixed maturity ratings are obtained from external rating agencies, and if not externally rated, are determined by UNUM internally using similar methods. Management does not expect any risks or uncertainties associated with below investment grade bonds to have a significant effect on UNUM's consolidated financial position or results of operations. UNUM had no fixed maturities delinquent 60 days or more at September 30, 1995. The percentage of fixed maturities delinquent 60 days or more, compared to total fixed maturities, was 0.25% at December 31, 1994.

During 1995, UNUM sold fixed maturities of two issuers classified as held to maturity with an amortized cost of $4.0 million, and realized a net loss of $1.2 million on the sales. The bonds were sold due to significant deterioration of the issuers' creditworthiness, as evidenced by bankruptcy filings.

MORTGAGES:
----------
At September 30, 1995, and December 31, 1994, UNUM's mortgage loans were $1,136.1 million and $1,216.3 million, respectively. Management establishes allowances for mortgage loans based upon a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral.
UNUM uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to target specific properties for inspection and reevaluation. The percentage of mortgage loans delinquent sixty days or more on a contract delinquency basis was 0.5% and 1.8% at September 30, 1995, and December 31, 1994, respectively.

Overall, management believes that its mortgage loan portfolio is well diversified geographically and among property types. UNUM's incidence of new problem mortgage loans has continued to decline in the first nine months of 1995 as overall economic activity improved modestly, and many of the real estate markets in which UNUM has mortgage loans stabilized. Management expects a modest level of additional delinquencies and problem loans in the future. Management believes the allowance provided for mortgage loans as of September 30, 1995, is adequate to cover probable losses.

Realized investment losses related to restructured and impaired mortgage loans during the first nine months of 1995 amounted to $9.2 million, compared with $9.0 million for the same period in 1994. Impaired mortgage loans as of September 30, 1995, are not expected to have a significant impact on UNUM's results of operations, liquidity, or capital resources.

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


REAL ESTATE:
------------
At September 30, 1995, investment real estate amounted to $196.6 million compared with $190.8 million at December 31, 1994. UNUM purchases investment real estate in selected markets when certain investment criteria are met. Investment real estate is intended to be held long-term and is carried at cost less accumulated depreciation. Occasionally, investment real estate is reclassified and revalued as real estate held for sale when it no longer meets UNUM's investment criteria.

At September 30, 1995, real estate held for sale amounted to $47.0 million compared with $31.0 million at December 31, 1994. Real estate that has been acquired through foreclosure is valued at fair value at the date of foreclosure. Real estate held for sale is included in other assets in the Consolidated Balance Sheets and is valued net of an allowance which reduces the carrying value to the lower of fair value less estimated costs to sell, or cost. Additions to the allowance for probable losses related to real estate held for sale resulted in realized investment losses of $4.9 million and $1.8 million for the nine months ended September 30, 1995, and 1994, respectively. Additions to the allowance represent charges to net realized investment gains less recoveries.

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

During the second quarter of 1995, UNUM sold virtually all of the common stock portfolio of its United States subsidiaries, primarily due to consideration of statutory capital requirements. UNUM has reinvested the proceeds from the sale of the common stock portfolio primarily in investment grade fixed income assets.

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

At September 30, 1995, UNUM Corporation had a $500 million committed revolving credit facility which expires on October 1, 1999. UNUM's commercial paper program is supported by the revolving credit facility and is available for general liquidity needs, capital expansion, acquisitions and stock repurchase. The committed revolving credit facility contains certain covenants which, among other provisions, require maintenance of certain levels of stockholders' equity and limits on debt levels.

In September 1993, UNUM announced the filing of an omnibus shelf registration statement with the Securities and Exchange Commission which became effective on October 8, 1993, relating to $450 million of securities (including debt securities, preferred stock, common stock and other securities). On October 8, 1993, UNUM filed a prospectus supplement to establish a $250 million medium-term note program under the shelf registration. The medium-term note program and the unsold portion of the shelf registration carry ratings of "A1" (Upper-Medium Grade) and "(P)A1" (Upper-Medium Grade), respectively, from Moody's Investors Service, and "A+" (Strong) from Standard & Poor's Corporation. The unsold portion of the shelf registration relating to subordinated debt and preferred stock carries ratings of "(P)A2" (Upper-Medium Grade) and "(P)"a1"" (Upper-Medium Grade), respectively, from Moody's Investors Service.

On May 11, 1995, UNUM Corporation issued $172.5 million of 8.80% Monthly Income Debt Securities ("MIDS") (Junior Subordinated Deferrable Interest Debentures, Series A), under the shelf registration. The MIDS mature in 2025, and carry ratings of "A2" (Upper-Medium Grade) from Moody's Investors Service and "A" (Strong) from Standard & Poor's Corporation. UNUM used the net MIDS proceeds to repay short-term debt and for general corporate purposes.

At September 30, 1995, UNUM had short-term and long-term debt totaling $181.0 million and $407.3 million, respectively. At September 30, 1995, approximately $365 million was available for additional financing under the existing revolving credit facility and approximately $145 million of investment grade debt instruments was available for issuance under the shelf registration. Contingent upon market conditions and corporate needs, management may refinance short-term notes payable with longer term securities.

On October 26, 1995, UNUM Corporation issued $50.0 million of medium-term notes, due 2000, with interest rates ranging from 6.3% to 6.4%. UNUM intends to use the net proceeds from the issuance of the medium-term notes to repay commercial paper and for general corporate purposes.

RATINGS:
--------
In May 1995, A.M. Best Company ("Best's") affirmed UNUM Life Insurance Company of America's financial strength rating at "A++" (Superior), the highest rating assigned by Best's. Additionally, Best's affirmed First UNUM Life Insurance Company at "A+" (Superior); Colonial Life & Accident Insurance Company at "A+" (Superior); and Commercial Life & Accident Insurance Company was confirmed at "A" (Excellent).

LITIGATION:
-----------
In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at September 30, 1995. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material effect on the consolidated financial position or the consolidated operating results of UNUM.

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


NEW ACCOUNTING PRONOUNCEMENTS:
------------------------------
In March 1995, the Financial Accounting Standards Board issued Financial Accounting Standard ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. UNUM is required to adopt FAS 121 by January 1, 1996. The adoption of FAS 121 is not expected to have a material effect on UNUM's results of operations or financial position.

In October 1995, the FASB issued FAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. UNUM is required to adopt FAS 123 effective January 1, 1996. FAS 123 defines a new method of accounting for employee stock compensation plans using a fair value based method, under which compensation cost is measured and recognized in results of operations. Alternatively, FAS 123 allows an entity to retain the accounting method for employee stock compensation plans defined under APB Opinion No. 25, "Accounting for Stock Issued to Employees." If an entity retains the accounting defined under APB 25, certain pro forma disclosures of net income and earnings per share must be made as if the fair value based method defined under FAS 123 had been applied. UNUM has not yet determined what method of accounting it will elect or what effect the adoption of FAS 123 may have on its results of operations or financial position.

UNUM Corporation and Subsidiaries
Form 10-Q
September 30, 1995

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

   12. Statement re:  Computation of ratio of earnings to fixed charges.

   15. Letter re:  Unaudited interim financial information.

   27. Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the quarter ended September 30, 1995.

UNUM Corporation and Subsidiaries
Form 10-Q
September 30, 1995

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date November 9, 1995          /s/ ROBERT W. CRISPIN
     --------------------      -----------------------------
                               Robert W. Crispin
                               Executive Vice President and
                               Chief Financial Officer




Date November 9, 1995          /s/ STEPHEN D. ROBERTS
     --------------------      ------------------------------
                               Stephen D. Roberts
                               Vice President and
                               Corporate Controller