Form 10-K405
period 1995-12-31
UNUM CORP
filed 1996-03-27
CIK 795581

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995        COMMISSION FILE NUMBER 1-9254

                                UNUM CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                       01-0405657
    (STATE OR OTHER JURISDICTION OF         I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)       IDENTIFICATION NO.)

 2211 CONGRESS STREET, PORTLAND, MAINE           04122
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)       (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (207) 770-2211

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

      TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------  -------------------------------------------
 Common stock, $0.10 par value              New York Stock Exchange
                                            Pacific Stock Exchange
Preferred stock purchase rights             New York Stock Exchange
                                            Pacific Stock Exchange
    8.8% Junior Subordinated                New York Stock Exchange
      Deferrable Interest
 Debentures, Series A, Due 2025

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8, 1996, was approximately $4,250,500,000.

    As of March 8, 1996, 73,240,347 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Information from the Registrant's proxy statement dated March 25, 1996, is incorporated by reference into Part III.

    Exhibit Index appears on page 70.

                               TABLE OF CONTENTS
                                     PART I

ITEM                                                                                                                  PAGE
----                                                                                                                  ----

  1.  Business......................................................................................................     3
      A.  Description of Business...................................................................................     3
      B.  Disability Insurance Segment..............................................................................     4
      C.  Special Risk Insurance Segment............................................................................     5
      D.  Colonial Products Segment.................................................................................     6
      E.  Retirement Products Segment...............................................................................     7
      F.  Investments...............................................................................................     8
      G.  Risk Management and Reinsurance...........................................................................     9
      H.  Reserves..................................................................................................    10
      I.  Employees.................................................................................................    10
      J.  Competition...............................................................................................    10
      K.  Regulation................................................................................................    11
      L.  Participation Fund Account................................................................................    12
  2.  Properties....................................................................................................    12
  3.  Legal Proceedings.............................................................................................    12
  4.  Submission of Matters to a Vote of Security Holders...........................................................    12

                                                         PART II

  5.  Market for the Registrant's Common Equity and Related Stockholder Matters.....................................    12
  6.  Selected Financial Data.......................................................................................    13
  7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........................    15
  8.  Financial Statements and Supplementary Data...................................................................    31
  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................    61

                                                         PART III

 10.  Directors and Executive Officers of the Registrant............................................................    61
      A.  Directors of the Registrant...............................................................................    61
      B.  Executive Officers of the Registrant......................................................................    61
 11.  Executive Compensation........................................................................................    62
 12.  Security Ownership of Certain Beneficial Owners and Management................................................    62
 13.  Certain Relationships and Related Transactions................................................................    62

                                                         PART IV

 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................................    62
      Signatures....................................................................................................    63
      Index to Exhibits.............................................................................................    70

                                     PART I

ITEM 1.  BUSINESS

A. DESCRIPTION OF BUSINESS

    UNUM Corporation is a Delaware corporation organized in 1985 as an insurance holding company. UNUM Corporation and subsidiaries ("UNUM") are the leading providers of group long term disability insurance ("group LTD") in the United States and the United Kingdom. UNUM is also a major provider of employee benefits, individual disability insurance and special risk reinsurance. UNUM also markets long term care and retirement income products. The operations of the following subsidiaries account for substantially all of UNUM's consolidated assets and revenues. UNUM Corporation is based in Portland, Maine, and through its affiliates has operations in North America, the United Kingdom and the Pacific Rim.

    UNUM conducts its operations in the United States through a number of wholly-owned subsidiaries including: UNUM Life Insurance Company of America ("UNUM America"), a Maine life insurance company licensed in 49 states and Canada, the leading provider of group disability insurance in the nation and provider of employee benefits, long term care and retirement products; First UNUM Life Insurance Company ("First UNUM"), a New York life insurance company; Commercial Life Insurance Company, a Wisconsin life insurance company and a leader in special risk insurance and professional association insurance marketing; Duncanson & Holt, Inc., a New York corporation and a leading accident and health reinsurance underwriting manager; Colonial Companies, Inc., a Delaware holding company whose wholly-owned subsidiary, Colonial Life & Accident Insurance Company, is a leader in payroll-deducted voluntary employee benefits offered to employees at their worksites; and UNUM Holding Company, a Delaware corporation. Through UNUM Holding Company, UNUM Corporation also owns UNUM Sales Corporation, a licensed broker-dealer incorporated in Delaware, and Claims Service International, Inc., a Delaware corporation, which provides claims administration services.

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

    On December 3, 1992, UNUM and Colonial Companies, Inc. ("Colonial Companies"), signed a definitive merger agreement. On March 26, 1993, Colonial Companies Class A common stock shareholders voted to approve the merger. Under the agreement, UNUM exchanged 0.731 shares of its common stock for each share of Colonial Companies Class A and Class B common stock outstanding on March 26, 1993. UNUM issued approximately 11.4 million shares of common stock from treasury in connection with the merger. In addition, outstanding options to acquire shares of Colonial Companies Class B common stock were converted into options to acquire shares of UNUM common stock. The merger was accounted for as a pooling of interests.

    On January 24, 1996, UNUM America entered into an agreement for the sale of its group tax-sheltered annuity ("TSA") business to The Lincoln National Life Insurance Company ("Lincoln Life"), a part of Lincoln National Corporation, and to a new New York insurance subsidiary of Lincoln Life. The agreement also contemplates that First UNUM will enter into a similar agreement with Lincoln Life's New York insurance subsidiary. The sale, which is subject to regulatory approvals, involves approximately 1,700 group contractholders and assets under management of approximately $3 billion. The agreement initially contemplates the reinsurance of these contracts under an indemnity reinsurance arrangement. These contracts will then be reinsured pursuant to an assumption reinsurance arrangement upon consent of the TSA contractholders and/or participants. The purchase price (ceding commission) at closing is expected to be approximately $70 million. It is anticipated that it will take several months (perhaps six to nine months) to obtain the necessary approvals and otherwise close the sale. There is no guarantee that the sale will close.

    On February 7, 1996, UNUM announced plans to merge Commercial Life Insurance Company into UNUM America to accelerate growth of its special risk business, increase its commitment to the association group business and to improve operating and capital efficiencies. The merger will be effective December 31, 1996, subject to regulatory approvals.

    To more clearly reflect UNUM's management of its businesses and to more appropriately group its product portfolios, UNUM began reporting its operations, effective January 1, 1995, principally in four business segments: Disability Insurance, Special Risk Insurance, Colonial Products and Retirement Products. Corporate includes transactions that are generally non-insurance related and interest expense on corporate borrowings. For comparative purposes, prior period information has been restated to reflect reporting in these segments.

    Refer to Item 7 and Item 8 (Note 16) for more information.

B.  DISABILITY INSURANCE SEGMENT

    The Disability Insurance segment, which in 1995 accounted for 60.0% of UNUM's revenues and 56.8% of its income before income taxes, includes disability products offered in North America, the United Kingdom and Japan including: group LTD, individual disability, group short term disability, association group disability, disability reinsurance and long term care insurance.

UNUM AMERICA AND FIRST UNUM:

    UNUM America and First UNUM market their group and individual insurance products, as well as long term care products, which are included in the Disability Insurance and Special Risk Insurance segments, through a network of 33 offices in the United States and Canada that distribute these products through brokers. As of December 31, 1995, these branch offices were organized into four regions and were staffed with approximately 720 management, sales, service and administrative personnel.

GROUP LONG TERM DISABILITY

    UNUM America and First UNUM's group LTD product is the Disability Insurance segment's principal product. UNUM America and First UNUM target sales of group LTD to executive, administrative and management personnel, and other professionals. Since 1976, UNUM America and First UNUM combined have been the United States' leading provider of group LTD according to EMPLOYEE BENEFIT PLAN REVIEW, a recognized industry publication.

    Group LTD provides employees with insurance coverage for loss of income in the event of inability to work due to sickness or injury. Most of these policies begin providing benefits following 90- or 180-day waiting periods and continue providing benefits until the employee reaches age 65-70. Group LTD benefits are paid monthly and generally are limited to two-thirds of the employee's earned income up to a specified maximum benefit. Premiums for group LTD insurance are based upon the expected mortality, morbidity and persistency of the insured group, as well as assumptions concerning operating expenses and future interest rates.

INDIVIDUAL DISABILITY

    Individual disability products provide coverage for loss of income for professionals, corporate executives, business owners and administrative support personnel in the event of disability. As reported in the Life Insurance Marketing Research Association's 1994 INDIVIDUAL HEALTH ISSUES AND INFORCE SURVEY for the United States and Canada, the most recent available data, UNUM America and First UNUM combined were the fourth largest provider of individual disability income policies measured by premium inforce.

    UNUM announced in November 1994 that it would discontinue sales of the traditional, fixed price, non-cancellable individual disability product ("non-cancellable product") in the United States upon introduction of the new disability product in each state. During the second quarter of 1995, UNUM introduced the guaranteed renewable Lifelong Disability Protection product, which is replacing the non-cancellable product. The Lifelong Disability Protection product provides benefits and transitional support for moderate disabilities, while providing richer benefits for severe disabilities. Various options are available that permit tailoring of an insurance policy to the specific client's needs. The most common options include up to 60% base income replacement coverage, an option to purchase up to 40% further coverage in the event of catastrophic injury or illness involving the loss of two or more Activities of Daily Living, and an automatic option to convert to a long term care policy at retirement age. At the end of 1995, the Lifelong Disability Protection product had been approved in 42 states and the District of Columbia. Sales of the non-cancellable product are being discontinued in each state following the regulatory approval of the Lifelong Disability Protection product.

    Until the new products are approved, UNUM will continue to sell individual disability products on a non-cancellable basis, with a fixed premium for the duration of the policy. The basic individual disability policy provides the insured with a portion of the earned income which is lost as a result of sickness or injury. Monthly benefits available range from 30% to 70% of the insured's earned income up to a specified maximum benefit. UNUM also markets buy/sell and key person coverage and policies that provide reimbursement for business overhead expenses incurred during a period of disability.

    Individual   disability  insurance  premium  rates  are  based  on  expected mortality, morbidity and persistency, as well as assumptions concerning policy related expenses, inflation and investment income.

GROUP SHORT TERM DISABILITY

    Group short term disability insurance ("group STD") provides employees with insurance coverage for loss of income in the event of inability to work due to sickness or injury. Most of these policies begin providing benefits immediately for accidents, or following a one-week waiting period for sickness, and continue providing benefits for up to 26 weeks. Group STD benefits are paid weekly and generally are limited to 60% of the employee's earned income up to a specified maximum benefit. As reported by EMPLOYEE BENEFIT PLAN REVIEW, UNUM America and First UNUM combined were one of the top three providers of group STD for 1994, based on premium and number of lives inforce.

LONG TERM CARE

    UNUM America and First UNUM market long term care ("LTC") insurance to employer groups, continuing care retirement communities and individuals. The group LTC product is offered on an employer or employee-paid basis, and employer groups may offer coverage to retirees, spouses, parents and grandparents, in addition to the employee.

UNUM LIMITED:

    UNUM Limited was the leading provider for 1994 of group LTD insurance in the United Kingdom, as reported by Employers Re. International. UNUM Limited targets group LTD sales to management personnel, other professionals, and technical and skilled artisans. These products are marketed through a network of independent brokers. UNUM Limited's group LTD products provide employees with insurance coverage for loss of income in the event of inability to work due to sickness or injury. UNUM Limited also markets individual disability insurance through brokers and agents to self-employed individuals and those not covered under group policies. Premiums for group LTD and individual disability insurance are based upon the expected mortality, morbidity and persistency of the insured group, as well as assumptions concerning operating expenses and future interest rates.

    In May 1994, UNUM Limited assumed the management of the group risk portfolio of Windsor Life Assurance Company Limited ("Windsor Life"), which included group LTD and group life products. Windsor Life was the third largest group LTD provider in the United Kingdom in 1993, as reported by Employers Re. International.

UNUM JAPAN:

    On June 20, 1994, the Japanese Ministry of Finance granted UNUM a provisional license that allowed UNUM to establish a non-life insurance company, UNUM Japan Accident Insurance Company Limited ("UNUM Japan"), to market disability and other accident products in Japan. UNUM Japan has subsequently received an official license.

    UNUM Japan targets sales of group LTD to executive, administrative and management personnel, and other professionals. These products are marketed through contracted independents and brokers. Group LTD provides employees with insurance coverage for loss of income in the event of inability to work due to sickness or injury. Most of these policies begin providing benefits following 90- or 365-day waiting periods and continue providing benefits until the employee reaches age 65-70. Group LTD benefits are paid monthly and generally are limited to 60% of the employee's earned income up to a specified maximum benefit. Premiums for group LTD insurance are based upon the expected mortality, morbidity and persistency of the insured group, as well as assumptions concerning operating expenses and future interest rates.

OTHER:

    Through Commercial Life Insurance Company ("Commercial Life"), UNUM is a leader in the association group marketplace, offering disability income to members of professional associations. Duncanson & Holt Services manages long term disability reinsurance through UNUM America and a disability reinsurance syndicate. Duncanson & Holt Services is a leading manager of group LTD reinsurance in the United States.

    Refer to Item 7 and Item 8 (Note 16) under the caption "Disability Insurance Segment" for more information.

C.  SPECIAL RISK INSURANCE SEGMENT

    The Special Risk Insurance segment in 1995 accounted for 18.2% of UNUM's revenues and 15.8% of its income before income taxes. The Special Risk Insurance segment includes group life, special risk accident insurance, non-disability reinsurance operations, reinsurance underwriting management operations and other special risk insurance products.

    The Special Risk Insurance segment's group insurance products are sold primarily on a basis that permits annual repricing. This enables UNUM to adjust the pricing of its products to more closely match the underlying claim experience and interest rate environment.

    UNUM America and First UNUM's group life insurance products provide term insurance to a broad range of employees. As reported by EMPLOYEE BENEFIT PLAN REVIEW for 1994, the most recent available data, UNUM America and First UNUM combined were the fifth largest writer of group life insurance in the United States, based on number of contracts inforce. UNUM America and First UNUM also market other special risk insurance products, including group accidental death & dismemberment insurance.

    UNUM America and First UNUM market their group and individual insurance products, as well as long term care products, which are included in the Disability Insurance and Special Risk Insurance segments, through a network of 33 offices in the United States and Canada that distribute these products through brokers. As of December 31, 1995, these branch offices were organized into four regions and were staffed with approximately 720 management, sales, service and administrative personnel.

    Through Commercial Life, UNUM is a leading provider of group special risk accident products, including group travel and voluntary accident insurance. Commercial Life also provides group universal life, group term life and payroll deduction programs for employees through a network of independent brokers and specialty agents. Commercial Life is a leader in the association group marketplace, offering business overhead expense, accidental death and dismemberment, hospital indemnity and term life insurance to members of professional associations.

    On July 30, 1992, UNUM purchased Duncanson & Holt, Inc. ("D&H"), a leading accident and health reinsurance underwriting manager. As a reinsurance underwriting manager, D&H is authorized to conduct reinsurance business on behalf of the member companies participating in its reinsurance facilities. D&H provides pool management services that may include marketing, underwriting, administration, claims payment and actuarial services for client companies, but does not bear any insurance risk. D&H has offices throughout the United States and in London, Toronto and Singapore.

    The non-disability reinsurance operations include UNUM America's participation in reinsurance facilities managed by Duncanson & Holt, facilities managed by non-related companies and direct reinsurance arrangements primarily for accident and health, long term care and special risks. As a member company in reinsurance facilities, UNUM America assumes a share of the insurance risk of the facility.

    During 1995, Duncanson & Holt Europe Ltd., an affiliate of D&H based in the United Kingdom, was authorized by Lloyd's of London to establish two new Lloyd's Managing Agents and to acquire a third existing Lloyd's Managing Agent. Each manages a syndicate that underwrites primarily personal accident and other "non-marine" classes of business at Lloyd's of London.

    Refer to Item 7 and Item 8 (Note 16) under the caption "Special Risk Insurance Segment" for more information.

D. COLONIAL PRODUCTS SEGMENT

    The Colonial Products segment in 1995 accounted for 12.8% of UNUM's revenues and 23.0% of its income before income taxes. The Colonial Products segment includes Colonial Life & Accident Insurance Company ("Colonial") and affiliates. Colonial, the principal subsidiary, markets a broad line of payroll-deducted, voluntary benefits to employees at their worksites, while focusing on accident and sickness, cancer and life products.

    Colonial's accident policies generally provide benefit payments for disability income, death, dismemberment or major injury. Accident policies are designed to supplement other benefits available through Social Security, workers' compensation, and other insurance plans. Colonial offers a wide range of life insurance products, with universal life and whole life accounting for most of the life insurance sold. Colonial's cancer policies are designed to provide payments for hospitalization and scheduled medical benefits, with the amounts of such payments established by the policies. All of Colonial's insurance policies are issued on a nonparticipating basis.

    More than 97% of Colonial's premiums for 1995 were derived from policies marketed to employees at their worksites, with premiums in most cases to be collected through payroll deduction. Such policies are issued on a "guaranteed renewable" basis, which means that Colonial cannot refuse to renew any policy, but it does reserve the right on a product-by-product basis to increase premiums for inforce policies. This right to change premiums is or may be subject to various state insurance department rules, regulations, and approvals.

    Since 1985, Colonial has marketed its accident and health products as qualified fringe benefits that can be purchased with pretax dollars as part of a flexible benefits program pursuant to Section 125 of the Internal Revenue Code. In 1995, premiums from sales to employees participating in such programs accounted for approximately 50% of total premiums. A flexible benefits program assists employers in managing their benefits and compensation packages and provides policyholders with the ability to choose the benefits that best meet their needs. Although Congress might change the tax laws to limit or eliminate fringe benefits available on a pretax basis and such a change could limit or eliminate Colonial's ability to continue marketing its products in this way, Colonial believes its products provide policyholders value, which will remain even if the tax advantages offered by flexible benefit programs are eliminated.

    Colonial markets its products nationwide primarily through a 5,400-member independent contractor sales force. Approximately 1,300 home office employees provide corporate administration, sales support, internal services and systems, claims processing, policyholder services and employer services.

    Colonial Companies' subsidiary, BenefitAmerica, Inc. ("BenefitAmerica"), offers employers administrative services for their employee benefit programs. The services offered by BenefitAmerica include administration of flexible spending accounts, which are offered under an employer's flexible benefits plan pursuant to Section 125 of the Internal Revenue Code, as well as other administrative services to those plans. The services offered by BenefitAmerica complement the services and products offered to employers by Colonial.

    Refer to Item 7 and Item 8 (Note 16) under the caption "Colonial Products Segment" for more information.

E.  RETIREMENT PRODUCTS SEGMENT

    The Retirement Products segment accounted for 8.7% of UNUM's revenues and 11.9% of its income before income taxes in 1995. This segment markets and services tax-sheltered annuities ("TSA") in UNUM America and First UNUM. This segment also includes guaranteed investment contracts ("GICs"), deposit administration accounts ("DAs"), 401(k) plans, individual life and group medical insurance, all of which are no longer actively marketed by UNUM.

    On September 11, 1995, UNUM announced plans to withdraw from the tax sheltered annuity business to focus greater attention on core disability and special risk businesses. On January 24, 1996, UNUM America entered into an agreement for the sale of its group TSA business to The Lincoln National Life Insurance Company ("Lincoln Life"), a part of Lincoln National Corporation, and to a new New York insurance subsidiary of Lincoln Life. The agreement also contemplates that First UNUM will enter into a similar agreement with Lincoln Life's New York insurance subsidiary. The sale, which is subject to regulatory approvals, involves approximately 1,700 group contractholders and assets under management of approximately $3 billion. The agreement initially contemplates the reinsurance of these contracts under an indemnity reinsurance arrangement. These contracts will then be reinsured pursuant to an assumption reinsurance arrangement upon consent of the TSA contractholders and/or participants. The purchase price (ceding commission) at closing is expected to be approximately $70 million. It is anticipated that it will take several months (perhaps six to nine months) to obtain the necessary approvals and otherwise close the sale. There is no guarantee that the sale will close.

    TSA products (Section 403(b) plans under the Internal Revenue Code) are marketed to non-profit hospitals and organizations. These contracts offer a fixed fund that provides for annual renewable guarantees of principal and interest. In addition, some TSA contracts offer variable annuity investment alternatives. These investment alternatives are mutual funds offered as subaccounts in a UNUM separate account. The mutual funds, managed by nationally recognized investment managers, include a variety of choices such as growth, balanced and stock index funds. UNUM also offers recordkeeping and reporting services to TSA contractholders. UNUM America and First UNUM market their TSA products through a network of 13 offices in the United States, which distribute these products as well as the group and individual insurance products offered by the Disability Insurance and Special Risk Insurance segments, primarily through brokers.

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

    Refer to Item 7 and Item 8 (Note 16) under the caption "Retirement Products Segment" for more information.

F.  INVESTMENTS

    Refer to Item 7 under the caption "Investments" for more information. Additional information about UNUM's mortgage loan portfolio is provided below:

    UNUM management believes that its mortgage loan portfolio is well diversified geographically and among property types. The mortgage loan portfolio percentages by geographic region and property type at December 31, 1995, and 1994, were as follows:

                        GEOGRAPHIC REGION
                                                    1995    1994
                                                    -----   -----
New England.......................................   12.3%   10.6%
Mid-Atlantic......................................   20.0    17.4
Southeast.........................................   12.8    15.0
Southwest.........................................    7.8     8.4
Pacific...........................................   14.2    15.1
North Central.....................................   15.0    16.0
Farm Belt.........................................   10.2     9.5
Oil Patch.........................................    7.7     8.0
                                                    -----   -----
    Total.........................................  100.0%  100.0%
                                                    -----   -----
                                                    -----   -----

                          PROPERTY TYPE
                                                    1995    1994
                                                    -----   -----
Office Building...................................   24.6%   26.2%
Retail............................................   33.9    30.9
Industrial........................................   22.6    19.5
Residential.......................................    6.5     7.2
Medical...........................................    3.7     6.5
Nursing Home......................................    1.2     2.7
Hotel/Motel.......................................    5.5     5.8
Other.............................................    2.0     1.2
                                                    -----   -----
    Total.........................................  100.0%  100.0%
                                                    -----   -----
                                                    -----   -----

    Mortgage loans delinquent 60 days or more on a contract delinquency basis by geographic region and property type were as follows at December 31, 1995, and 1994 (dollars in millions):

                       GEOGRAPHIC REGION
                                                    1995  1994
                                                    ----  -----
New England.......................................  $ --  $15.7
Mid-Atlantic......................................    --    3.5
Pacific...........................................    --    0.9
North Central.....................................   2.8    2.2
                                                    ----  -----
    Total.........................................  $2.8  $22.3
                                                    ----  -----
                                                    ----  -----

                         PROPERTY TYPE
                                                    1995  1994
                                                    ----  -----
Office Building...................................  $2.2  $22.3
Medical...........................................   0.6     --
                                                    ----  -----
    Total.........................................  $2.8  $22.3
                                                    ----  -----
                                                    ----  -----

    Mortgage loans that were restructured prior to the adoption of Financial Accounting Standard ("FAS") No. 114, "Accounting by Creditors for Impairment of a Loan," by geographic region and property type were as follows at December 31, 1995, and 1994 (dollars in millions):

                       GEOGRAPHIC REGION
                                                    1995   1994
                                                    -----  -----
New England.......................................  $ 3.2  $ 3.3
Mid-Atlantic......................................    4.3    4.4
Southeast.........................................    9.3    9.5
Southwest.........................................    7.8    7.9
Pacific...........................................    9.6   10.8
North Central.....................................   14.4   14.5
Farm Belt.........................................    8.7    8.8
Oil Patch.........................................    2.6   14.4
                                                    -----  -----
    Total.........................................  $59.9  $73.6
                                                    -----  -----
                                                    -----  -----

                         PROPERTY TYPE
                                                    1995   1994
                                                    -----  -----
Office Building...................................  $25.0  $32.2
Retail............................................   12.7   12.8
Industrial........................................    5.8    8.6
Residential.......................................    6.9    7.1
Hotel/Motel.......................................    7.9    2.4
Other.............................................    1.6   10.5
                                                    -----  -----
    Total.........................................  $59.9  $73.6
                                                    -----  -----
                                                    -----  -----

    Effective January 1, 1995, UNUM adopted FAS 114, which defined the principles to measure and record a loan when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In general, impaired loans as defined by FAS 114 compare with loans previously defined and disclosed as problem and potential problem loans.

    Impaired loans by geographic region and property type were as follows at December 31, 1995 (dollars in millions):

                       GEOGRAPHIC REGION
                                                         1995
                                                       ---------
New England..........................................  $    14.9
Mid-Atlantic.........................................       15.2
Southwest............................................       12.4
North Central........................................        2.8
Oil Patch............................................        4.8
                                                       ---------
    Total............................................  $    50.1
                                                       ---------
                                                       ---------

                         PROPERTY TYPE
                                                         1995
                                                       ---------
Office Building......................................  $    23.3
Retail...............................................       16.0
Industrial...........................................        5.4
Medical..............................................        5.4
                                                       ---------
    Total............................................  $    50.1
                                                       ---------
                                                       ---------

    Potential problem mortgage loans were defined by UNUM as current and performing loans with which management had some concerns about the ability of the borrower to comply with present loan terms and whose book value exceeded the market value of the underlying collateral. Potential problem loans by geographic region and property type were as follows at December 31, 1994 (dollars in millions):

                       GEOGRAPHIC REGION
                                                         1994
                                                       ---------
New England..........................................  $     3.4
Mid-Atlantic.........................................        9.3
Southeast............................................        6.3
Southwest............................................        1.5
Pacific..............................................        4.1
North Central........................................        0.8
Farm Belt............................................        5.9
Oil Patch............................................        4.9
                                                       ---------
    Total............................................  $    36.2
                                                       ---------
                                                       ---------

                         PROPERTY TYPE
                                                         1994
                                                       ---------
Office Building......................................  $    17.2
Retail...............................................        0.7
Residential..........................................        2.2
Medical..............................................        4.6
Hotel/Motel..........................................       11.5
                                                       ---------
    Total............................................  $    36.2
                                                       ---------
                                                       ---------

G. RISK MANAGEMENT AND REINSURANCE

    Risk management, which includes product design, pricing, underwriting, reserving and benefits management, involves a determination of the type and amount of risk that an insurer is willing to accept, administration and evaluation of business inforce, and control of claims. UNUM has underwriters organized within business segments who evaluate policy applications on the basis of information provided by the applicant and other sources.

    UNUM reinsures with other companies portions of the insurance policies it has underwritten. Reinsurance allows UNUM to sell policies with higher benefits than the entire risk that UNUM is willing to assume. UNUM remains liable to the insured for the payment of policy benefits if the reinsurers cannot meet their obligations under the reinsurance agreements.

    Within the Disability Insurance and Special Risk Insurance segments, UNUM America and First UNUM have underwriters for group disability, individual disability, group life and long term care products. These underwriting functions are aligned geographically with UNUM America and First UNUM's four sales regions. Quotes for prospective customers are based upon UNUM America and First UNUM's experience with profitability and persistency of the respective employer's risk category. The maximum group LTD, group STD, and LTC monthly benefit varies, but the usual maximum monthly amount available is $35,000, $10,000, and $6,000 respectively. For group life insurance products, UNUM retains up to $750,000 per individual life and reinsures the balance with other insurance carriers.

    In 1994, UNUM America and First UNUM announced the discontinuance of sales of its traditional fixed price, non-cancellable individual disability insurance product in the United States and, during 1995, introduced the new guaranteed renewable individual disability product. As of the end of 1995, this new product has received regulatory approval in most states. UNUM requires medical examinations, financial data, and other information to make a decision on the acceptability of the individual risk and to appropriately classify an applicant for individual disability insurance products. On new sales of the new guaranteed renewable product, UNUM retains up to $8,000 plus 25% of amounts in excess of $8,000 basic monthly indemnity per life for personal disability coverages, $20,000 plus 25% of amounts in excess of $20,000 per life for business overhead expense coverages and $500,000 per life for buy/sell coverages.

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

    UNUM (except for Colonial and Commercial Life) reinsures the risk of individual life insurance contracts that exceed $425,000 on any one life. Colonial limits its risk for death and dismemberment benefits to $100,000 per life. Colonial also has reinsurance on its cancer insurance products that provides coverage for claim payments in excess of $50,000 in any one year, per claimant, up to a lifetime maximum of $1 million per claimant. Commercial Life reinsures the risk on its accidental death and dismemberment contracts that exceed $400,000 on any one life. Commercial Life also reinsures the risk on individual, group and franchise life contracts that exceed $250,000 on any one life.

    In  addition  to  the  reinsurance  arrangements  above,  UNUM  (except  for
Colonial, UNUM Limited and Commercial Life) is covered by catastrophe reinsurance, which provides additional protection against aggregate losses in excess of $1 million up to a maximum of $100 million. This protection is activated whenever one event causes the disability and/or death of five or more people covered under UNUM's disability or life contracts. Colonial is covered by catastrophe reinsurance for accidental deaths totaling more than $300,000 from a single disaster, up to a limit of $5 million. UNUM Limited's group disability business is partially covered by catastrophe reinsurance of 3 million pounds sterling for losses from one event involving more than twenty-five lives. Commercial Life is covered by catastrophe reinsurance, which provides additional protection against aggregate losses in excess of $1 million up to a maximum of $54 million for losses involving three or more covered lives. Also, UNUM purchased excess-of-loss reinsurance totaling $60 million over three years through a Lloyd's of London syndicate for the non-cancellable individual disability business of UNUM America and First UNUM.

    Reinsurance premiums assumed and ceded for the year ended December 31, 1995, were $241.5 million and $66.2 million, respectively. No current or planned reinsurance activity is expected to have a significant impact on the ability of UNUM to underwrite additional insurance.

H. RESERVES
    The reserves reported in the consolidated financial statements of UNUM Corporation and subsidiaries have been computed in accordance with generally accepted accounting principles ("GAAP"). These reserve balances generally differ from those specified by the laws of the various states and those carried in the statutory financial statements. The differences between GAAP and statutory reserves arise from the use of different mortality, morbidity, interest, expense and lapse assumptions.

    Pursuant to insurance laws of the states of Maine, New York, South Carolina and Wisconsin, the United Kingdom and Japan, UNUM's insurance subsidiaries (UNUM America, First UNUM, Colonial Life, Commercial Life, UNUM Limited and UNUM Japan, respectively) set up statutory reserves, carried as liabilities, to meet obligations on their various policies. These statutory reserves are amounts which, together with premiums to be received and interest on such reserves at assumed rates, are calculated to be sufficient to meet the policy and contract obligations of UNUM's insurance subsidiaries. Pursuant to federal insurance laws of Canada, UNUM America has established regulatory reserves to meet the obligations of policies written in its Canadian branch.

    Statutory, GAAP and regulatory reserves are based upon UNUM's insurance subsidiaries' experience as adjusted to provide for possible adverse deviations. These estimates are periodically reviewed and compared to actual experience. The assumptions are revised when it is determined that future expected experience differs from the assumed estimates.

I.  EMPLOYEES
    At December 31, 1995, UNUM had approximately 6,900 full-time employees. UNUM does not have collective bargaining agreements with employees.

J.  COMPETITION
    The principal competitive factors affecting UNUM's business are reputation, financial strength, quality of service, risk management expertise, distribution, product design and price. There is competition among insurance companies for the types of individual and group insurance and retirement products sold by UNUM. At the end of 1995, there were more than 1,800 legal reserve life insurance companies in the United States and Canada and life assurance offices in the United Kingdom, which may offer insurance products similar to those marketed by UNUM. UNUM also competes with banks, investment advisors, mutual funds and other financial entities to provide products and services. All areas of group insurance are highly competitive because of the large number of insurance companies and other entities offering these products.

K.  REGULATION

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

    UNUM's United States domiciled insurance subsidiaries are required to file quarterly and annual statements with the various insurance departments in state jurisdictions in which they do business. These statements comply with the rules of the National Association of Insurance Commissioners ("NAIC"). UNUM's insurance subsidiaries are examined periodically by examiners of the states of Maine, New York, South Carolina and Wisconsin and of other states (on an "association" or "zone" basis) in which they are licensed to do business. UNUM's insurance branch operation in Canada is periodically examined by Canadian insurance regulatory authorities and is required to file annual reports that comply with the insurance laws of Canada and with the rules of the OSFI of the Canadian Federal government and each of the provinces. UNUM's United Kingdom subsidiary is required to file financial statements annually with the DTI, in accordance with United Kingdom law and regulation. UNUM Japan is required to file financial statements annually with the MOF, in accordance with Japanese laws and regulations.

    UNUM's insurance subsidiaries operate under insurance laws, which require that they establish and carry, as liabilities, actuarial reserves to meet their obligations on their disability, life, accident and health policies, and annuities. These reserves are verified periodically by various regulators.

    UNUM's reinsurance underwriting manager, Duncanson & Holt, Inc., ("D&H") is a licensed reinsurance intermediary in New York. It is subject to regulation in New York and other states where it does business. Duncanson & Holt Underwriters, Ltd., a subsidiary of D&H, is a corporate member of Lloyd's of London and is subject to all rules applicable to such members.

    UNUM Sales Corporation, a registered broker-dealer, is regulated by the National Association of Securities Dealers, Inc. and the Securities and Exchange Commission. It is the principal underwriter for variable annuity contracts offered by UNUM America and First UNUM. Future operations of UNUM Sales Corporation may be affected by the completion of the TSA sale, as previously discussed in Item 1A and Item 1E, and implementation of the details of the transaction.

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

    Effective December 31, 1991, UNUM America merged with two of UNUM Corporation's wholly-owned Maine life insurance subsidiaries, UNUM Life Insurance Company ("UNUM Life") and UNUM Pension and Insurance Company ("UPIC"), with UNUM America remaining as the surviving corporation. In connection with the merger of UNUM Life and UPIC into UNUM America, UNUM Life ceased to maintain its licensing status in the State of New York effective December 31, 1991, with all future New York business being transacted by First UNUM. As a condition of New York regulatory approval, UNUM America agreed to maintain a security deposit in the State of New York equal to 102% of outstanding statutory liabilities to New York policyholders, insureds and claimants of UNUM Life. The security deposit consists of certain cash and invested assets. An initial deposit was made in February 1992 and, at December 31, 1995, the required deposit was $845.3 million. UNUM America has the ability to withdraw assets from this account and to substitute other assets at its discretion. The balance of the security deposit will be reviewed and adjusted at least annually based upon the outstanding liabilities described above. In the event of the consummation of the TSA sale, as described in Item 1A and 1E, the balance of the security deposit may be adjusted based on the outstanding liabilities of the TSA business.

L.  PARTICIPATION FUND ACCOUNT

    Participating policies issued prior to November 14, 1986, by the former Union Mutual Life Insurance Company ("Union Mutual") will remain participating as long as they remain in force. A Participation Fund Account ("PFA") has been established for the sole benefit of all of Union Mutual's individual participating life and annuity policies and contracts. At December 31, 1995, the PFA had $364.2 million in assets, which were held by UNUM America. UNUM agreed to pay certain expenses associated with the PFA and at December 31, 1995, the reserve for the present value of such expenses was $15.0 million.

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

ITEM 2.  PROPERTIES

    UNUM owns home office property consisting of five office buildings and four service buildings located throughout the Portland, Maine, area. UNUM also owns an office building in the United Kingdom, which is the home office of UNUM Limited. The home office of the Colonial Companies is located in Columbia, South Carolina, and is also owned by UNUM. In addition, UNUM leases, on periods principally from three to six years, office and warehouse space for use by its home office, affiliates, and sales forces.

ITEM 3.  LEGAL PROCEEDINGS

    In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at December 31, 1995. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position or the consolidated operating results of UNUM.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of shareholders, through solicitation of proxies or otherwise, during the fourth quarter of 1995.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    The principal markets in which UNUM's common stock is traded are the New York Stock Exchange and the Pacific Stock Exchange. UNUM's ticker symbol is "UNM." As of December 31, 1995, there were 24,153 shareholders of record of common stock. Information concerning restrictions on the ability of UNUM's subsidiaries to transfer funds to UNUM in the form of cash dividends is described in Item 8 (Note 12).

    The market price (as quoted by the New York Stock Exchange) and cash dividends paid, per share of UNUM's common stock, by calendar quarter for the past two years were as follows:

                                                             1995                                        1994
                                          ------------------------------------------  ------------------------------------------
                                             4Q         3Q         2Q         1Q         4Q         3Q         2Q         1Q
--------------------------------------------------------------------------------------------------------------------------------
High....................................  $  56.500  $  54.000  $  48.000  $  46.000  $  46.875  $  50.000  $  56.750  $  58.000
Low.....................................  $  50.625  $  45.375  $  39.875  $  37.750  $  35.125  $  43.000  $  44.500  $  48.000
Close...................................  $  55.000  $  52.750  $  46.875  $  45.250  $  37.750  $  46.000  $  44.750  $  52.750
Dividend Paid...........................  $   0.265  $   0.265  $   0.265  $   0.24   $   0.24   $   0.24   $   0.24   $   0.20

ITEM 6.  SELECTED FINANCIAL DATA

    The following should be read in conjunction with UNUM's Consolidated Financial Statements and related notes reported in Item 8.

                       UNUM CORPORATION AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
              (DOLLARS IN MILLIONS, EXCEPT PER COMMON SHARE DATA)

      ------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
                                                                    YEAR ENDED DECEMBER 31,
                                  --------------------------------------------------------------------------------------------
                                    1995      1994       1993         1992      1991      1990      1989      1988      1987
------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Revenues:
Premiums and other income
 (expense):
  Disability Insurance
   Segment......................  $1,879.9  $1,716.2  $1,547.9      $1,339.8  $1,214.6  $1,004.7  $  803.8  $  681.7  $  630.8
  Special Risk Insurance
   Segment......................     702.3     607.1     559.4         432.8     368.5     347.0     306.2     176.3     165.7
  Colonial Products Segment.....     475.1     441.3     407.4         371.9     325.4     281.1     241.0     216.7     192.1
  Retirement Products Segment...      34.1      31.4      42.5          52.5      64.4      92.8     130.2     180.0     238.5
  Corporate.....................       0.1       0.8        --           0.8        --      (0.1)      0.2        --       0.9
                                  --------  --------  -----------   --------  --------  --------  --------  --------  --------
    Total premiums and other
     income.....................   3,091.5   2,796.8   2,557.2       2,197.8   1,972.9   1,725.5   1,481.4   1,254.7   1,228.0
                                  --------  --------  -----------   --------  --------  --------  --------  --------  --------
Net investment income (expense):
 (a)
  Disability Insurance
   Segment......................     592.9     400.3     369.8         370.5     333.8     285.4     239.4     193.1     167.8
  Special Risk Insurance
   Segment......................      48.4      40.7      34.8          32.2      26.5      23.4      24.5      12.5      12.1
  Colonial Products Segment.....      52.2      32.6      41.4          35.4      38.5      25.2      26.7      22.3      19.0
  Retirement Products Segment...     323.7     338.0     387.6         408.7     411.3     426.1     424.0     413.2     418.2
  Corporate.....................      14.2       4.2       6.2           3.9       1.5      (9.0)      5.9      20.3      19.1
                                  --------  --------  -----------   --------  --------  --------  --------  --------  --------
    Total net investment
     income.....................   1,031.4     815.8     839.8         850.7     811.6     751.1     720.5     661.4     636.2
                                  --------  --------  -----------   --------  --------  --------  --------  --------  --------
    Total revenues..............   4,122.9   3,612.6   3,397.0       3,048.5   2,784.5   2,476.6   2,201.9   1,916.1   1,864.2
                                  --------  --------  -----------   --------  --------  --------  --------  --------  --------
Benefits and expenses:
  Disability Insurance
   Segment......................   2,255.8   2,060.3   1,603.6       1,446.6   1,306.4   1,093.7     878.8     756.0     701.4
  Special Risk Insurance
   Segment......................     690.4     581.9     555.3         418.7     355.2     342.2     312.9     180.4     172.0
  Colonial Products Segment.....     439.6     411.2     378.4         346.8     306.4     259.6     225.5     201.1     178.6
  Retirement Products Segment...     312.3     327.4     375.8         427.5     484.4     491.6     535.9     580.1     685.0
  Corporate.....................      42.9      33.2      23.6          10.4      12.5      10.8      12.3       9.5      15.7
                                  --------  --------  -----------   --------  --------  --------  --------  --------  --------
    Total benefits and
     expenses...................   3,741.0   3,414.0   2,936.7       2,650.0   2,464.9   2,197.9   1,965.4   1,727.1   1,752.7
                                  --------  --------  -----------   --------  --------  --------  --------  --------  --------
Income (loss) before income
 taxes and cumulative effects of
 accounting changes:
  Disability Insurance
   Segment......................     217.0      56.2     314.1         263.7     242.0     196.4     164.4     118.8      97.2
  Special Risk Insurance
   Segment......................      60.3      65.9      38.9          46.3      39.8      28.2      17.8       8.4       5.8
  Colonial Products Segment.....      87.7      62.7      70.4          60.5      57.5      46.7      42.2      37.9      32.5
  Retirement Products Segment...      45.5      42.0      54.3          33.7      (8.7)     27.3      18.3      13.1     (28.3)
  Corporate.....................     (28.6)    (28.2)    (17.4)         (5.7)    (11.0)    (19.9)     (6.2)     10.8       4.3
                                  --------  --------  -----------   --------  --------  --------  --------  --------  --------
    Total income before income
     taxes and cumulative
     effects of accounting
     changes....................     381.9     198.6     460.3         398.5     319.6     278.7     236.5     189.0     111.5
                                  --------  --------  -----------   --------  --------  --------  --------  --------  --------
Income taxes (credit)...........     100.8      43.9     148.3         107.3      74.3      60.9      51.1      30.1      (4.7)
                                  --------  --------  -----------   --------  --------  --------  --------  --------  --------
Cumulative effects of accounting
 changes........................        --        --     (12.1)(b)        --        --        --        --        --        --
                                  --------  --------  -----------   --------  --------  --------  --------  --------  --------
    Net income..................  $  281.1  $  154.7  $  299.9      $  291.2  $  245.3  $  217.8  $  185.4  $  158.9  $  116.2
                                  --------  --------  -----------   --------  --------  --------  --------  --------  --------
                                  --------  --------  -----------   --------  --------  --------  --------  --------  --------
Per common share:
  Net income....................  $   3.87  $   2.09  $   3.81(b)   $   3.71  $   3.15  $   2.73  $   2.03  $   1.57  $   1.06
  Dividends paid................  $  1.035  $   0.92  $  0.765      $  0.625  $   0.49  $  0.375  $  0.285  $   0.23  $   0.20

-------------
(a) Includes investment income and net realized investment gains.

(b) Effective January 1, 1993, UNUM adopted Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," which decreased net income by $32.1 million, or $0.40 per share, and Financial Accounting Standard No. 109, "Accounting for Income Taxes," which increased net income by $20.0 million, or $0.25 per share.

                       UNUM CORPORATION AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                        (DOLLARS AND SHARES IN MILLIONS)

------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
                                                                    DECEMBER 31,
                      --------------------------------------------------------------------------------------------------------
                        1995       1994       1993       1992       1991       1990       1989      1988      1987      1986
------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
  Assets............  $14,787.8  $13,127.2  $12,437.3  $11,959.8  $11,310.9  $10,063.4  $9,045.7  $8,592.3  $7,783.0  $7,333.8
  Long-term debt....  $   457.3  $   182.1  $   128.6  $    77.2  $    51.5  $    77.2  $    1.5  $    1.5  $    1.7  $    1.4
  Stockholders'
   equity...........  $ 2,302.9  $ 1,915.4  $ 2,102.7  $ 2,010.9  $ 1,755.5  $ 1,490.1  $1,445.0  $1,512.3  $1,463.8  $1,471.1
  Shares
   outstanding......       73.0       72.4       76.0       79.1       78.2       77.4      82.0      96.8     104.2     111.4
  Weighted average
   shares
   outstanding
   during the
   year.............       72.7       74.2       78.8       78.5       77.8       79.9      91.4     101.3     109.1      NA(a)

---------------
(a) In November 1986, UNUM converted to a stock company from a mutual company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This management's discussion and analysis reviews the consolidated financial condition of UNUM at December 31, 1995, the consolidated results of operations for the past three years and, where appropriate, factors that may affect future financial performance are identified and discussed. Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Consolidated Financial Data.

CHANGE IN REPORTING SEGMENTS

    To more clearly reflect UNUM's management of its businesses and to more appropriately group its product portfolios, UNUM began reporting its operations, effective January 1, 1995, principally in four business segments. The following chart provides a summary of the changes in reporting segments.

SEGMENTS AFTER THE CHANGE
--------------------------------------------------------------------------------
DISABILITY INSURANCE
-Group Long Term
 Disability ("LTD")
-UNUM Limited
-Individual Disability
-Group Short Term Disability ("STD")
-Long Term Care
-LTD Reinsurance
-Association Group Disability
-UNUM Japan
SPECIAL RISK INSURANCE
-Group Life
-Group Accidental Death &
 Dismemberment ("AD&D")
-Reinsurance Pools
-Special Risk Products
-Duncanson & Holt ("D&H") Reinsurance Management
COLONIAL PRODUCTS
-Accident & Sickness
-Cancer
-Life
RETIREMENT PRODUCTS
-Tax Sheltered Annuities
-401(k)
-Other Retirement Products
-Individual Life
-Group Medical

--------------------------------------------------------------------------------
SEGMENTS BEFORE THE CHANGE
--------------------------------------------------------------------------------
EMPLOYEE BENEFITS
-Group LTD
-Group STD
-Group Life
-Group AD&D
RELATED BUSINESSES
-UNUM Limited
-LTD Reinsurance
-Reinsurance Pools
-Special Risk Products
-D&H Reinsurance Management
-Association Group Disability
COLONIAL COMPANIES
-Accident & Sickness
-Cancer
-Life
INDIVIDUAL DISABILITY
-Individual Disability
RETIREMENT SECURITY
-Tax Sheltered
 Annuities
-Long Term Care
OTHER OPERATIONS
-401(k)
-Other
 Retirement
 Products
-Individual Life
-Group Medical
--------------------------------------------------------------------------------
    Corporate includes transactions that are generally non-insurance related. For comparative purposes, prior period information has been restated to reflect the new reporting segments.

CONSOLIDATED OVERVIEW
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(DOLLARS AND SHARES IN MILLIONS, EXCEPT PER
COMMON SHARE AMOUNTS,
AND PERCENTAGE INCREASE (DECREASE) OVER
PRIOR YEAR)                                        1995              1994          1993
------------------------------------------------------------------------------------------
INCOME DATA
Revenues
  Premiums..................................  $ 3,018.2  10.9% $ 2,721.3   10.0% $ 2,474.1
  Investment income.........................      806.3   4.7      770.2   (2.6)     790.4
  Net realized investment gains.............      225.1    nm       45.6   (7.7)      49.4
  Fees and other income.....................       73.3  (2.9)      75.5   (9.1)      83.1
                                              ---------  ----  ---------  -----  ---------
    Total revenues..........................    4,122.9  14.1    3,612.6    6.3    3,397.0

Benefits and expenses.......................    3,741.0   9.6    3,414.0   16.3    2,936.7
                                              ---------  ----  ---------  -----  ---------
Income before income taxes and cumulative
 effects of accounting changes..............      381.9  92.3      198.6  (56.9)     460.3

Income taxes................................      100.8    nm       43.9  (70.4)     148.3
                                              ---------  ----  ---------  -----  ---------
Income before cumulative effects of
 accounting changes.........................      281.1  81.7      154.7  (50.4)     312.0

Cumulative effects of accounting changes
  Income taxes..............................         --               --     nm       20.0
  Postretirement benefits other than
   pensions, net of tax.....................         --               --     nm      (32.1)
                                              ---------  ----  ---------  -----  ---------
    Net income..............................  $   281.1  81.7% $   154.7  (48.4)% $  299.9
                                              ---------  ----  ---------  -----  ---------
                                              ---------  ----  ---------  -----  ---------

Per common share:
  Income before cumulative effects of
   accounting changes.......................  $    3.87        $    2.09         $    3.96
Cumulative effects of accounting changes
  Income taxes..............................         --               --              0.25
  Postretirement benefits other than
   pensions, net of tax.....................         --               --             (0.40)
                                              ---------        ---------         ---------
    Net income..............................  $    3.87        $    2.09         $    3.81
                                              ---------        ---------         ---------
                                              ---------        ---------         ---------

Summary of income (loss) before income taxes
  Disability Insurance Segment..............  $   217.0    nm% $    56.2  (82.1)% $  314.1
  Special Risk Insurance Segment............       60.3  (8.5)      65.9   69.4       38.9
  Colonial Products Segment.................       87.7  39.9       62.7  (10.9)      70.4
  Retirement Products Segment...............       45.5   8.3       42.0  (22.7)      54.3
  Corporate.................................      (28.6)  1.4      (28.2)  62.1      (17.4)
                                              ---------  ----  ---------  -----  ---------
    Total income before income taxes........  $   381.9  92.3% $   198.6  (56.9)% $  460.3
                                              ---------  ----  ---------  -----  ---------
                                              ---------  ----  ---------  -----  ---------

BALANCE SHEET DATA
  Assets....................................  $14,787.8        $13,127.2         $12,437.3
  Long-term debt............................  $   457.3        $   182.1         $   128.6
  Stockholders' equity......................  $ 2,302.9        $ 1,915.4         $ 2,102.7
  Shares outstanding........................       73.0             72.4              76.0
  Weighted average shares outstanding during
   the year.................................       72.7             74.2              78.8

------------
nm = not meaningful or in excess of 100%

CONSOLIDATED OVERVIEW

    In 1995, net income increased by $126.4 million to $281.1 million, or $3.87 per share, from $154.7 million, or $2.09 per share, in 1994. When the following significant items, as described below, are excluded: the increased realized investment gains resulting primarily from the sale of the common stock portfolio, the increased reserves resulting from the lowering of certain disability product reserve discount rates, and the increased group long term disability ("group LTD") reserves for incurred but not reported ("IBNR") claims, all of which took place in 1995; and the individual disability reserve strengthening recorded in 1994, income before income taxes slightly decreased in 1995. The decrease was primarily attributable to higher benefit ratios at UNUM Limited and in the group LTD and group life businesses, increased interest expense and lower interest spread margins on the tax sheltered annuity business. Partially offsetting these items were increased investment income, a lower benefit ratio in the individual disability line of business and continued expense management. The decrease in income before income taxes in 1994 was primarily due to unfavorable claims experience in the individual disability and group LTD businesses.

SUMMARY OF SIGNIFICANT EVENTS FOR 1995 AND 1994

    During second quarter 1995, UNUM sold virtually all of the common stock portfolio of its United States subsidiaries, primarily due to consideration of statutory capital requirements associated with investment in common stocks and to increase future investment income. The sale of the common stock portfolio contributed to significantly higher realized investment gains than in 1994. UNUM reinvested the proceeds from the sale of the common stock portfolio primarily in investment grade fixed income assets, which has decreased the required amount of statutory capital for regulatory purposes and increased investment income. Dependent on capital considerations and market conditions, UNUM may invest in equity securities in the future.

    Reserves for certain disability products are discounted using an interest rate which is a composite yield of assets matched with each product. As a result of the sale of the common stock portfolio, which had partially supported these disability reserves, and the subsequent reinvestment of the proceeds primarily in investment grade fixed income assets at yields below the average portfolio yield, certain reserve discount rates were lowered during second quarter 1995. The effect of lowering these discount rates was an increase to the reserve liabilities and benefits to policyholders reported in the Disability Insurance segment of $128.6 million and a decrease in net income of $83.6 million, or $1.15 per share, for the year ended December 31, 1995. The discount rate used to determine the group LTD reserves was reduced to 8.00% at June 30, 1995, as compared with 9.18% at December 31, 1994. At December 31, 1995, the group LTD discount rate was 7.94%. Management expects the reserve discount rate for certain disability products will further decline, since current cash flows are invested in high quality assets at current yields, which are below the composite yield of the existing assets purchased in prior years. UNUM periodically adjusts prices on both existing and new business in an effort to mitigate the impact of the current interest rate environment.

    During 1995, UNUM increased the group LTD reserves for IBNR claims by $38.4 million, which decreased net income by $25.0 million, or $0.34 per share, for the year ended December 31, 1995. IBNR reserves, which are established to fund anticipated case reserves for claims that have been incurred but not reported to UNUM, are actuarially established based on various factors, including incidence levels and claims severity. The increased IBNR reserves were based on management's judgment that claims currently incurred but not yet reported will reflect increased levels of claims incidence and severity. It is not possible to predict whether future incidence levels or claims severity will be consistent with UNUM's assumptions, or will improve or deteriorate.

    Throughout 1994, UNUM's individual disability business experienced a higher incidence of new claims and a disproportionate number of large claims, which management attributed to certain geographic and occupational segments of the business, particularly physicians. During the third quarter of 1994, management concluded that the deterioration of claims experience was not a temporary fluctuation in certain segments of the business, but was indicative of expected claim trends for the future. As a result, in third quarter 1994, UNUM increased reserves for existing claims by $83.3 million and strengthened reserves for estimated future losses by $109.1 million. These increased reserves reflected management's expectations of morbidity trends for the existing non-cancellable individual disability business. This reserve strengthening resulted in an increase to benefits to policyholders in the Consolidated Statement of Income of $192.4 million and a decrease to net income of $125.1 million, or $1.69 per share, for the year ended December 31, 1994. It is not possible to predict whether morbidity trends will be consistent with UNUM's assumptions; however, as of December 31, 1995, management believes that the strengthened reserve levels continue to be adequate.

SUBSEQUENT EVENTS

    On January 24, 1996, UNUM America entered into an agreement for the sale of its group tax-sheltered annuity ("TSA") business to The Lincoln National Life Insurance Company ("Lincoln Life"), a part of Lincoln National Corporation, and to a new New York insurance subsidiary of Lincoln Life. The agreement also contemplates that First UNUM will enter into a similar agreement with Lincoln Life's New York insurance subsidiary. The sale, which is subject to regulatory approvals, involves approximately 1,700 group contractholders and assets under management of approximately $3 billion. The agreement initially contemplates the reinsurance of these contracts under an indemnity reinsurance arrangement. These contracts will then be reinsured pursuant to an assumption reinsurance arrangement upon consent of the TSA contractholders and/or participants. The purchase price (ceding commission) at closing is expected to be approximately $70 million. It is anticipated that it will take several months (perhaps six to nine months) to obtain the necessary approvals and otherwise close the sale. There is no guarantee that the sale will close. Including the expected purchase price of approximately $70 million, management expects to generate approximately $160 million of statutory capital from this transaction. Plans for the use of this capital may include repaying debt, investing in new and existing businesses and stock repurchase.

    On February 7, 1996, UNUM announced plans to merge its Commercial Life Insurance Company affiliate into UNUM America to accelerate growth of its special risk business, increase its commitment to the association group business and to improve operating and capital efficiencies. The merger will be effective December 31, 1996, subject to regulatory approvals. During 1996, UNUM expects to incur costs of approximately $7 million related to the merger and anticipates annual savings of a similar amount following the merger due to reductions in operating costs.

ACCOUNTING CHANGES

    Effective January 1, 1995, UNUM adopted FAS No. 114, "Accounting by Creditors for Impairment of a Loan," and FAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which defined the principles to measure and record a loan when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The adoption of FAS 114 and FAS 118 did not have a material effect on UNUM's results of operations or financial position.

    Effective January 1, 1994, UNUM adopted FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which specified the accounting and reporting for certain investments in equity securities and for all investments in debt securities. Upon the adoption of FAS 115, UNUM increased unrealized gains on available for sale securities included in stockholders' equity on January 1, 1994, by $41.8 million (net of deferred taxes of $22.5 million) to reflect the unrealized holding gains on fixed maturities classified as available for sale that were previously carried at amortized cost. In accordance with FAS 115, prior year consolidated financial statements have not been restated to reflect the change in accounting principle. The adoption of FAS 115 did not affect 1994 net income.

    Effective January 1, 1993, UNUM adopted FAS 106, which changed the method for recognition of the cost of postretirement benefits other than pensions from a cash basis to an accrual basis over the years in which employees render the related services. UNUM elected to recognize the FAS 106 liability at January 1, 1993, of $48.8 million as a cumulative effect of an accounting change, which decreased net income by $32.1 million, or $0.40 per share, in 1993.

    Also  effective January  1, 1993,  UNUM adopted  FAS 109,  which changed the method for calculating and reporting deferred income taxes in the financial statements from the deferred method to the liability method. The cumulative effect of this accounting change amounted to a $20.0 million increase, or $0.25 per share, in 1993 net income.

INCOME TAXES

    Effective tax rates, which reflect income tax expense as a percentage of pretax income, were 26.4%, 22.1% and 32.2% for 1995, 1994 and 1993, respectively. The increase in the effective tax rate for 1995 was primarily due to increased pretax earnings, as compared with 1994. Reported income tax expense was below the federal statutory tax rate of 35% for 1995, 1994 and 1993, primarily due to tax savings from investments in tax-exempt securities. Management anticipates the effective tax rate for 1996 will be higher than 1995, primarily related to reduced levels of tax-exempt income. Although investments in tax-exempt securities result in increased consolidated net income, these investments reduce UNUM's business segments' income before income taxes.

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

DISABILITY INSURANCE SEGMENT
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  (DOLLARS IN MILLIONS AND PERCENTAGE INCREASE
  (DECREASE) OVER PRIOR YEAR)                                 1995             1994             1993
  -----------------------------------------------------------------------------------------------------
  Revenues
    Premiums
      Group LTD........................................  $1,088.6   14.0% $  955.0    2.3%   $    933.4
      UNUM Limited.....................................     125.2  (11.2)    141.0   79.4          78.6
      Individual disability............................     357.6    3.1     346.8   11.2         312.0
      Group STD........................................     132.9   23.5     107.6   19.8          89.8
      Other disability insurance.......................     151.0    5.2     143.5   25.7         114.2
                                                         --------  -----  --------  -----    ----------
        Total premiums.................................   1,855.3    9.5   1,693.9   10.9       1,528.0

  Investment income....................................     408.2   14.0     358.2    6.5         336.4
  Net realized investment gains........................     184.7     nm      42.1   26.0          33.4
  Fees and other income................................      24.6   10.3      22.3   12.1          19.9
                                                         --------  -----  --------  -----    ----------
        Total revenues.................................   2,472.8   16.8   2,116.5   10.4       1,917.7

  Benefits and expenses
    Benefits to policyholders..........................   1,711.2    8.8   1,572.1   37.3       1,144.9
    Operating expenses.................................     421.3    1.5     415.0    7.7         385.4
    Commissions........................................     193.5   (0.9)    195.3   11.3         175.4
    Increase in deferred policy acquisition costs......     (70.2) (42.5)   (122.1)  19.6        (102.1)
                                                         --------  -----  --------  -----    ----------
        Total benefits and expenses....................   2,255.8    9.5   2,060.3   28.5       1,603.6
                                                         --------  -----  --------  -----    ----------

  Income before income taxes...........................  $  217.0     nm% $   56.2  (82.1)%  $    314.1
  Sales (annualized new premiums)
    Group LTD..........................................  $  197.9         $  215.4           $    196.2
    UNUM Limited.......................................  $   14.2         $   15.5           $      9.2
    Individual disability..............................  $   30.9         $   65.5           $     62.2
    Group STD..........................................  $   52.4         $   47.8           $     38.0
  Persistency (premiums)
    Group LTD..........................................      82.8%            84.0%                88.7%
    UNUM Limited.......................................      89.1%            89.9%                89.6%
    Individual disability..............................      91.8%            92.4%                92.1%
    Group STD..........................................      84.8%            83.8%                85.9%
  Benefit ratio (% of premiums)........................      92.2%            92.8%                74.9%
  Operating expense ratio (% of premiums)..............      22.7%            24.5%                25.2%

------------
nm = not meaningful or in excess of 100%

    The Disability Insurance segment includes disability products offered through: UNUM America, First UNUM Life Insurance Company ("First UNUM") and Commercial Life Insurance Company ("Commercial Life") in North America; UNUM Limited in the United Kingdom; and UNUM Japan Accident Insurance Company Limited in Japan. The products included in this segment are group LTD, individual disability, group short term disability ("group STD"), association group disability, disability reinsurance and long term care insurance.

SUMMARY

    The Disability Insurance segment reported slightly decreased income before income taxes in 1995, as compared with 1994, when the following items, as described below, are excluded: the increased realized investment gains resulting primarily from the sale of the common stock portfolio, the increased reserves resulting from the lowering of certain disability product reserve discount rates, the increased group LTD reserves for IBNR claims, and the increased reserves for unpaid claims related to the association group disability business, all of which took place in 1995; and the individual disability reserve strengthening and the related restructuring charge, recorded in 1994. This decrease was primarily attributable to a higher benefit ratio at UNUM Limited and in group LTD, and the inclusion of the results of UNUM

Japan's operations in the Disability Insurance segment effective January 1, 1995. Partially offsetting these decreases were increased investment income, a lower benefit ratio in the individual disability business, and continued expense management.

    During 1995, UNUM sold virtually all of the common stock portfolio of its United States subsidiaries, primarily due to consideration of statutory capital requirements associated with investment in common stocks and to increase future investment income. The sale of the common stock portfolio contributed to significantly higher realized investment gains in 1995 for the Disability Insurance segment. UNUM reinvested the proceeds from the sale of the common stock portfolio primarily in investment grade fixed income assets, which has decreased the required amount of statutory capital for regulatory purposes and increased investment income. Dependent on capital considerations and market conditions, UNUM may invest in equity securities in the future.

    Reserves for certain disability products are discounted using an interest rate that is a composite yield of assets matched with each product. The sale of the common stock portfolio, which partially supported these disability reserves, and the subsequent reinvestment of the proceeds primarily in investment grade fixed income assets with yields below the average portfolio yield, resulted in lower reserve discount rates. The result of lowering these discount rates was an increase to the reserve liabilities and benefits to policyholders of $128.6 million, reported in the second quarter of 1995. The discount rate used to determine the group LTD reserves was reduced to 8.00% at June 30, 1995, as compared with 9.18% at December 31, 1994. At December 31, 1995, the group LTD discount rate was 7.94%.

    Increased investment income in the Disability Insurance segment for 1995 was primarily a result of the reinvestment of the proceeds from the sale of the common stock portfolio into investment grade fixed income assets. This increase in investment income was partially offset by the effects of lower discount rates for certain disability products. Management expects the reserve discount rate for certain disability products will further decline, since current cash flows are invested in high quality assets at current yields, which are below the composite yield of the existing assets purchased in prior years. UNUM periodically adjusts prices on both existing and new business in an effort to mitigate the impact of the current interest rate environment.

    During 1995, UNUM increased the group LTD reserves for IBNR claims by $38.4 million. IBNR reserves, which are established to fund anticipated case reserves for claims that have been incurred but not reported to UNUM, are actuarially established based on various factors, including incidence levels and claims severity. The increased IBNR reserves were based on management's judgment that claims currently incurred but not yet reported will reflect increased levels of claims incidence and severity. It is not possible to predict whether future incidence levels or claims severity will be consistent with UNUM's assumptions, or will improve or deteriorate.

    During the fourth quarter of 1995, UNUM increased reserves for unpaid claims related to the association group disability business by $15.0 million, which decreased net income by $9.8 million, or $0.14 per share, for the year ended December 31, 1995. These increased reserves reflect management's expectations of slower than expected claim recoveries. In 1995, the association group line of business has been negatively affected by unfavorable claims experience, which management has attributed to certain geographical and occupational segments, particularly dentists and physicians. Management is taking pricing actions and strengthening underwriting standards to address this claims experience.

    Throughout 1994, UNUM's individual disability business experienced a higher incidence of new claims and a disproportionate number of large claims, which management attributed to certain geographic and occupational segments of the business, particularly physicians. During the third quarter of 1994, management concluded that the deterioration of claims experience was not a temporary fluctuation in certain segments of the business, but was indicative of expected claim trends for the future. As a result, in third quarter 1994, UNUM increased reserves for existing claims by $83.3 million and strengthened reserves for estimated future losses by $109.1 million. These increased reserves reflected management's expectations of morbidity trends for the existing non-cancellable individual disability business. It is not possible to predict whether morbidity trends will be consistent with UNUM's assumptions; however, as of December 31, 1995, management believes that the strengthened reserve levels continue to be adequate.

    In the fourth quarter of 1994, UNUM recorded a pretax charge of $14.4 million related to the decision to discontinue the individual disability non-cancellable product and the acceleration of organizational changes within UNUM America, which increased operating expenses and decreased net income by $9.4 million, or $0.13 per share, for the year ended December 31, 1994. The charge consisted of $9.2 million for severance costs for approximately 150 field and 250 home office employees and $5.2 million for exit costs of certain leased facilities and equipment.

    Reserves for unpaid claims are estimates based on UNUM's historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends, risk management programs and renewal actions. Many factors affect actuarial calculations of claim reserves, including but not limited to interest rates and current and anticipated incidence rates, recovery rates, and economic and societal conditions. Reserve estimates and assumptions are periodically reviewed and updated with any resulting adjustments to reserves reflected in current operating results. Given the complexity of the reserving process, the ultimate liability may be more or less than such estimates indicate.

    In 1995, 1994 and 1993, claim block acquisitions generated one-time premium in the Disability Insurance segment of $63.8 million, $8.6 million and $58.3 million, respectively, for group LTD; $4.3 million and $15.0 million in 1995 and 1994, respectively, for long term care; and $25.8 million in 1994 for UNUM Limited. Management intends to pursue additional claim block acquisitions in the future.

    The ratio of operating expenses to premiums was 22.7%, 24.5% and 25.2% in 1995, 1994 and 1993, respectively. The decreases in 1995 and 1994 were primarily attributable to continued efforts to manage expenses and increased premium from 1995 claim block acquisitions, which do not have proportionally higher expenses. Deferrals of policy acquisition costs decreased in 1995 primarily due to lower levels of individual disability sales. The increase in deferred policy acquisition costs in 1994 was primarily attributable to deferrals of higher marketing costs associated with increased sales and renewal activity.

    Excluding the individual disability reserve strengthening and the related restructuring charge, income before income taxes decreased in 1994, as compared with 1993. This decrease was primarily attributable to a higher benefit ratio in individual disability and in group LTD, partially offset by continued expense management.

GROUP LONG TERM DISABILITY

    The group LTD premium growth in 1995 and 1994 reflected annualized premium from new sales, selected price increases and acquisitions of closed blocks of claims. Group LTD sales decreased in 1995, which management attributed to significant price increases in certain segments of the business. Rate increases to address unfavorable experience on selected segments of the inforce business also contributed to the decline in persistency rates for 1995 and 1994. In general, case terminations from rate increases have occurred in less profitable segments of the business. Management expects to continue to seek inforce case rate increases, as appropriate, given claims experience, to improve profitability. However, such rate actions may increase case terminations and decrease the persistency rate of the group LTD business.

    During 1995 and 1994, management implemented and strengthened various risk management programs to address the unfavorable claims experience in group LTD. In addition to the selected price increases on new and inforce business, more stringent underwriting practices, and the reduction of benefit options for certain segments of the business, management established special claims units for both its group LTD and individual disability businesses to address specific aspects of disability claims, including complex and fraudulent claims. Additionally, management implemented new group LTD contract provisions that provide risk management features and claimant rehabilitation incentives. Management continually reviews the benefits management process to identify and strengthen risk management policies and procedures.

    During 1995, group LTD's benefit ratio increased slightly after excluding the effects of lowering the group LTD discount rate as a result of the sale of the common stock portfolio in the second quarter of 1995 and of increasing the group LTD reserves for IBNR claims. This increase was primarily attributable to increased claims severity. However, the effect of the increase in claims severity was partially offset by continued improvements in claim incidence rates and claim recoveries, which management attributes to risk management programs.

    Management continues to address the unfavorable claim trends in group LTD by periodically adjusting prices on selected new and inforce business, implementing more stringent underwriting guidelines and strengthening risk management programs. Management believes these actions have strengthened UNUM's ability to deal with these claim trends and the current interest rate environment. The level of earnings of the group LTD product will be a function of various factors, including but not limited to, the effectiveness of these continuing actions over time.

UNUM LIMITED

    During 1995, UNUM Limited's group long term disability business continued to be adversely affected by unfavorable claims experience, which began to emerge in late 1994. UNUM Limited has experienced a higher incidence of new claims and a disproportionate number of large claims in 1995, as compared with 1994, which management has attributed to certain segments of the business, particularly lawyers and accountants. To address the current claims environment, management has increased prices on those segments of the business that have experienced a higher incidence of new claims, implemented more stringent underwriting standards and strengthened risk management programs. The level of earnings for UNUM Limited will be a function of various factors, including but not limited to, the effectiveness of these actions over time. Due to the relative size of the U.K. block of business, UNUM Limited's operating results can exhibit claims variability.

    During 1995, the U.S. dollar weakened slightly against the British pound sterling, increasing UNUM Limited's earnings as reported in U.S. dollars. The weighted average exchange rate was approximately $1.58, $1.53 and $1.51 for the years ended December 31, 1995, 1994 and 1993. At December 31, 1995, the spot rate had decreased to $1.55.

INDIVIDUAL DISABILITY

    During 1995, the growth in individual disability's premium slowed as a result of management's decision in late 1994 to discontinue selling the non-cancellable individual disability insurance product in the United States and to transition to the new guaranteed renewable Lifelong Disability Protection product, which was introduced during the second quarter of 1995. Sales of the traditional, fixed price, non-cancellable individual disability product are being discontinued in each state following regulatory approval of the new product. As of the end of 1995, the new product has been approved for sale in most states.

    Throughout 1994, UNUM's individual disability business experienced a higher incidence of new claims and a disproportionate number of large claims, which management attributed to certain geographic and occupational segments of the business, particularly physicians. Management believes that changes in and consolidation of the health care delivery system in the United States and the increased prevalence of emerging and often subjective types of disabilities contributed to increased benefit costs. Unlike the group long term disability product, management has limited ability to manage the claims risk associated with non-cancellable individual disability business, since UNUM is contractually unable to reprice or cancel inforce policies that became unprofitable because of changes in claims experience that were unforeseen when the policy was sold. During the third quarter of 1994, management concluded that the deterioration of claims experience was not a temporary fluctuation in certain segments of the business, but was indicative of expected claim trends for the future. As a result, in third quarter 1994, UNUM increased reserves for existing claims by $83.3 million and strengthened reserves for estimated future losses by $109.1 million. These increased reserves reflected management's expectations of morbidity trends for the existing non-cancellable individual disability business. It is not possible to predict whether morbidity trends will be consistent with UNUM's assumptions; however, as of December 31, 1995, management believes that the strengthened reserve levels continue to be adequate.

    The individual disability business experienced a lower benefit ratio in 1995, as compared with 1994, after excluding the effects of increased reserves resulting from lowering the individual disability reserve discount rate in second quarter 1995 and the reserve strengthening recorded in 1994. The lower benefit ratio was primarily due to lower new claims incidence rates for physicians in 1995; however, such claims incidence rates can exhibit variability. During 1995, lower expenses, partially offset by reduced deferrals of policy acquisition costs resulting from lower individual disability sales in 1995, also contributed to the improved results of the individual disability business.

    During the fourth quarter of 1994, excess-of-loss reinsurance totaling $60 million over three years was purchased through a Lloyd's of London syndicate to cover UNUM's exposure to claims exceeding levels assumed in the strengthened reserves. Management continues to evaluate its financial options for this business, including reinsurance opportunities.

GROUP SHORT TERM DISABILITY

    Group STD's contribution to the Disability Insurance segment's income before income taxes increased significantly in 1995 and 1994. These increases were primarily attributable to group STD's strong premium growth and continued risk and expense management. The record sales reported in 1995 reflected management's continuing efforts to cross-sell the group STD products with the group LTD business.

SPECIAL RISK INSURANCE SEGMENT
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  (DOLLARS IN MILLIONS AND PERCENTAGE INCREASE
  (DECREASE) OVER PRIOR YEAR)                                 1995            1994        1993
  ---------------------------------------------------------------------------------------------
  Revenues
    Premiums
      Group life insurance.............................  $355.1    13.7%  $312.3   14.8% $272.0
      Other special risk products......................   307.5    22.6    250.8    5.4   237.9
                                                         ------  ------   ------  -----  ------
        Total premiums.................................   662.6    17.7    563.1   10.4   509.9

  Investment income....................................    44.0     8.6     40.5   18.4    34.2
  Net realized investment gains........................     4.4      nm      0.2  (66.7)    0.6
  Fees and other income................................    39.7    (9.8)    44.0  (11.1)   49.5
                                                         ------  ------   ------  -----  ------
        Total revenues.................................   750.7    15.9    647.8    9.0   594.2

  Benefits and expenses
    Benefits to policyholders..........................   492.3    24.8    394.4    7.8   366.0
    Operating expenses.................................   153.1     4.8    146.1   (6.2)  155.7
    Commissions........................................    60.9    11.7     54.5    9.2    49.9
    Increase in deferred policy acquisition costs......   (15.9)   20.5    (13.2) (20.0)  (16.5)
    Interest expense...................................      --  (100.0)     0.1  (50.0)    0.2
                                                         ------  ------   ------  -----  ------
        Total benefits and expenses....................   690.4    18.6    581.9    4.8   555.3
                                                         ------  ------   ------  -----  ------

  Income before income taxes...........................  $ 60.3    (8.5)% $ 65.9   69.4% $ 38.9
                                                         ------  ------   ------  -----  ------
                                                         ------  ------   ------  -----  ------
  Sales (annualized new premiums)
    Group life insurance...............................  $106.1           $ 90.8         $ 89.2
  Persistency (premiums)
   Group life insurance................................    83.0%            84.8%          89.2%
  Benefit ratio (% of premiums)........................    74.3%            70.0%          71.8%
  Operating expense ratio (% of premiums)..............    23.1%            25.9%          30.5%

------------
nm = not meaningful or in excess of 100%

    The Special Risk Insurance segment includes group life products sold by UNUM America and First UNUM, special risk accident insurance sold by Commercial Life and other special risk insurance products. The segment also includes non-disability reinsurance operations, which represent UNUM's participation in various reinsurance pools, and the reinsurance underwriting management operations of Duncanson & Holt, Inc.

    Increased sales and selected price increases on new and inforce cases contributed to the group life premium growth of 13.7%. Rate increases to address unfavorable experience on certain segments of the inforce business contributed to the decline in group life persistency rates for 1995 and 1994. Management expects to continue to seek inforce case rate increases, as appropriate, to improve profitability. Premium growth in 1995 for other special risk products was primarily attributable to reinsurance operations, which had claim block acquisitions totaling $39.1 million and increased pool participation.

    The decrease in income before income taxes for 1995, as compared with 1994, was primarily attributable to increased claims in the group life and special risk accident insurance businesses, combined with reduced fee income from the reinsurance underwriting management operations. Partially offsetting these decreases were continued premium growth, increased realized investment gains from the sale of the common stock portfolio and favorable claims experience in certain reinsurance pools. Due to the nature of the risks underwritten and the relative size of the blocks of businesses, several of the Special Risk Insurance segment's products can exhibit claims variability.

    The Special Risk Insurance segment's income before income taxes increased in 1994, primarily due to favorable claims experience in the group life business and in special risk accident insurance, combined with premium growth and expense management. Partially offsetting these increases were reduced fee income from the reinsurance underwriting management operations and unfavorable claims experience in certain reinsurance pools.

COLONIAL PRODUCTS SEGMENT
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  (DOLLARS IN MILLIONS AND PERCENTAGE INCREASE
  (DECREASE) OVER PRIOR YEAR)                                 1995            1994         1993
  ----------------------------------------------------------------------------------------------
  Revenues
    Premiums...........................................  $472.7     7.7% $439.1     8.7%  $403.9
    Investment income..................................    41.3    33.7    30.9     3.7     29.8
    Net realized investment gains......................    10.9      nm     1.7   (85.3)    11.6
    Fees and other income..............................     2.4     9.1     2.2   (37.1)     3.5
                                                         ------  ------  ------  ------   ------
      Total revenues...................................   527.3    11.3   473.9     5.6    448.8

  Benefits and expenses
    Benefits to policyholders..........................   235.1     6.3   221.1     6.6    207.5
    Interest credited..................................     6.5    30.0     5.0    19.0      4.2
    Operating expenses.................................   114.7     7.1   107.1    13.7     94.2
    Commissions........................................   108.9    12.6    96.7     4.3     92.7
    Increase in deferred policy acquisition costs......   (25.6)   36.9   (18.7)   (7.9)   (20.3)
    Interest expense...................................      --      --      --  (100.0)     0.1
                                                         ------  ------  ------  ------   ------
      Total benefits and expenses......................   439.6     6.9   411.2     8.7    378.4
                                                         ------  ------  ------  ------   ------

  Income before income taxes...........................  $ 87.7    39.9% $ 62.7   (10.9)% $ 70.4
                                                         ------  ------  ------  ------   ------
                                                         ------  ------  ------  ------   ------

  Sales (annualized first month's premiums)............  $200.4          $183.1           $171.4
  Benefit ratio (% of premiums)........................    49.7%           50.4%            51.4%
  Operating expense ratio (% of premiums)..............    24.3%           24.4%            23.3%

------------
nm = not meaningful or in excess of 100%

    The Colonial Products segment includes Colonial Life & Accident Insurance Company ("Colonial") and affiliates. Colonial, the principal subsidiary, offers payroll-deducted, voluntary employee benefits to employees at their worksites. Accident and sickness, cancer and life insurance products are marketed by Colonial primarily through independent sales representatives.

    During 1995, Colonial experienced improved sales growth as compared with 1994. These improved sales levels were attributed to increased productivity and the offering of a number of new products. During 1995, Colonial made further investments to automate policy enrollment for new sales and to realign the sales organization. These investments reflect management's continued focus on strategies to improve sales through increasing productivity, enhancing effectiveness, and differentiating Colonial in the marketplace. Premium growth slowed slightly again in 1995, reflecting the effects of weaker sales growth during 1994 and 1993; however, management believes that the record sales levels experienced during 1995, combined with the continuation of customer conservation programs and investments being made in the sales organization, will have a positive effect on future premium growth.

    Investment income increased during 1995, primarily because of increased cash flows and additional income realized from the reinvestment of the proceeds from the second quarter 1995 sale of Colonial's equity portfolio into investment grade fixed income assets. The sale of the equity portfolio also contributed to the higher level of realized investment gains during the year. Realized investment gains for 1993 include gains associated with Colonial's sales of higher yielding but callable investments to realign its investment portfolio with UNUM's investment philosophy.

    Colonial's benefit ratio improved again in 1995 to 49.7%, as compared with 50.4% in 1994 and 51.4% in 1993. The lower benefit ratio was driven by continued favorable claims experience and improved incidence rates across most product lines. The expense ratio remained virtually unchanged for 1995 reflecting management's continued investment in the sales organization, offset by continued efforts to control expenditures and improved operating effectiveness. During 1994, the expense ratio increased because of higher than expected costs associated with sales organization realignment and litigation expenses, which were partially offset by continued expense control efforts.

    Colonial's income before income taxes increased in 1995, primarily because of increased investment income, higher realized investment gains and an improved benefit ratio. For 1994, income before income taxes decreased primarily because of reduced realized investment gains and increased expenses, partially offset by favorable claims experience.

RETIREMENT PRODUCTS SEGMENT
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  (DOLLARS IN MILLIONS AND PERCENTAGE INCREASE
  (DECREASE) OVER PRIOR YEAR)                                 1995             1994           1993
  --------------------------------------------------------------------------------------------------
  Revenues
    Premiums...........................................  $   27.6    9.5% $   25.2  (22.0)% $   32.3
    Investment income..................................     298.9  (11.0)    335.8  (12.6)     384.3
    Net realized investment gains......................      24.8     nm       2.2  (33.3)       3.3
    Fees and other income..............................       6.5    4.8       6.2  (39.2)      10.2
                                                         --------  -----  --------  -----   --------
      Total revenues...................................     357.8   (3.1)    369.4  (14.1)     430.1

  Benefits and expenses
    Benefits to policyholders..........................      54.4    5.8      51.4  (10.3)      57.3
    Interest credited..................................     220.9   (7.1)    237.7  (14.1)     276.8
    Operating expenses.................................      33.4   10.6      30.2    3.8       29.1
    Commissions........................................       6.6  (29.8)      9.4    6.8        8.8
    (Increase) decrease in deferred policy acquisition
     costs.............................................      (3.0)    nm      (1.3)    nm        3.8
                                                         --------  -----  --------  -----   --------
      Total benefits and expenses......................     312.3   (4.6)    327.4  (12.9)     375.8
                                                         --------  -----  --------  -----   --------

  Income before income taxes...........................  $   45.5    8.3% $   42.0  (22.7)% $   54.3
                                                         --------  -----  --------  -----   --------
                                                         --------  -----  --------  -----   --------

  Invested assets under management for tax sheltered
   annuities, at end of period.........................  $3,074.3         $3,065.0          $3,033.0

------------
nm = not meaningful or in excess of 100%

    The Retirement Products segment includes tax sheltered annuities ("TSAs"), which are marketed by UNUM America and First UNUM, and products which are no longer actively marketed by UNUM, including guaranteed investment contracts ("GICs"), deposit administration accounts ("DAs") and 401(k) plans.

    As previously discussed in the Consolidated Overview, UNUM America entered into an agreement for the sale of its group TSA business to Lincoln Life, a part of Lincoln National Corporation, and to a new New York insurance subsidiary of Lincoln Life. The agreement also contemplates that First UNUM will enter into a similar agreement with Lincoln Life's New York insurance subsidiary. The group TSA business of UNUM America and First UNUM accounted for approximately $34 million of the Retirement Products segment's income before income taxes in 1995, 1994 and 1993.

    During  1995  and  1994,  investment   income  declined  primarily  due   to
investments   in  lower  yielding  tax-exempt   securities,  a  reduced  average
investment yield caused by the low interest rate environment, and a reduced invested asset base under management for GICs, DAs and 401(k) plans. To facilitate the expected sale of the TSA business later in 1996, management expects to primarily liquidate fixed maturities and accumulate cash and short-term investments, which will further reduce investment yields earned on TSA assets during 1996.

    During 1994, UNUM implemented an investment strategy to increase investments in tax-exempt securities. Although investments in tax-exempt securities resulted in increased consolidated net income, these investments reduced the Retirement Products segment's income before income taxes by $7.6 million and $6.7 million in 1995 and 1994, respectively. During 1995, primarily due to market conditions, UNUM ceased the purchase of tax-exempt securities and sold the majority of tax-exempt securities held by the TSA business.

    Since 1993, UNUM has offered the holders of certain types of TSA contracts the opportunity to modify their contracts. The proposed contract amendments provide for UNUM to increase the minimum guaranteed credited interest rates in return for contractholders relinquishing the right to make lump-sum withdrawals without an associated fee. As expected, certain contract holders elected to withdraw their funds rather than convert to the modified contract provisions, which has affected the overall growth of invested assets under management.

    During 1995, interest spread margins declined, as compared with the unusually favorable levels experienced during 1994 and 1993. As interest rates declined in 1993, the rate and level of interest credited to TSA contractholders declined as well. Despite a rising interest rate environment in 1994, the level of interest credited to TSA contractholders continued to decline. As a result, the TSA business experienced unusually favorable interest spread margins during those years. Management expects the lower interest spread margins in 1995 on TSAs to continue, which may reduce future earnings of the Retirement Products segment.

    The reduced asset base under management for GICs, DAs and 401(k) plans has also resulted in lower revenues from investment income and reduced amounts of interest credited. Management expects continued decreases in the amounts of investment income and interest credited as the related GICs, DAs and 401(k) contracts mature or terminate. Management expects future earnings for these closed blocks of businesses to decline, reflecting their run-off nature.

    Income before income taxes increased in 1995, as compared with 1994, primarily due to increased realized investment gains from the sale of UNUM's equity portfolio during the second quarter of 1995, partially offset by lower interest spread margins on TSAs. For 1994, the decrease in income before income taxes was primarily attributable to the declining income levels of the closed blocks of businesses.

CORPORATE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  (DOLLARS IN MILLIONS)               1995    1994    1993
  ---------------------------------------------------------
  Loss before income taxes.........  $(28.6) $(28.2) $(17.4)

    Corporate includes transactions that are generally non-insurance related. The increased loss before income taxes in 1995 was primarily attributable to increased interest expense on corporate borrowings, partially offset by reduced operating expenses. The increased loss before income taxes in 1994 was primarily due to increased interest expense and increased operating expenses related to UNUM's investment in Japan. Effective January 1, 1995, the operations of UNUM Japan are reported in the Disability Insurance segment. Costs related to UNUM's investment in Japan prior to January 1, 1995, are reported as operating expenses in Corporate.

BUSINESS RESTRUCTURING AND OTHER CHARGES

    Charges of $8.4 million and $14.4 million were recorded in 1995 and 1994, respectively, related to the acceleration of organizational changes within UNUM America and the decision to discontinue the individual disability non-cancellable product. Partially offsetting the charge recorded in 1995 was a $3.4 million curtailment gain, related to workforce reductions in UNUM Corporation's noncontributory defined benefit pension plan. Of the total $22.8 million charge, UNUM paid $15.9 million during 1995, which represented severance costs of $13.3 million for 373 of the 379 individuals included in the charges and $2.6 million of lease costs. The remaining $6.9 million includes $0.4 million of severance costs and $6.5 million of lease costs, the total of which is expected to be paid as follows: $3.4 million in 1996, $3.2 million in 1997, and $0.3 million in 1998.

INVESTMENTS

    UNUM's investment portfolio is concentrated in investment grade bonds. UNUM evaluates total expected return after consideration of all associated expenses and losses, within criteria established for each product line. Product line investment strategies are developed to complement business risks by meeting the liquidity and solvency requirements of each product. UNUM purchases assets with maturities, expected cash flows and prepayment conditions that are consistent with these strategies. The nature and quality of the types of investments comply with policies established by management, which are more stringent overall than the statutes and regulations imposed by the jurisdictions in which UNUM's insurance subsidiaries are licensed.

    UNUM's investments are reported in the consolidated financial statements at net realizable value or net of any applicable allowances for probable losses. Allowances for mortgages and real estate held for sale are established based on a review of specific assets as well as the overall portfolio, considering the carrying value of the underlying assets. If a decline in market value is considered to be other than temporary, the investment is reduced to estimated net realizable value and the reduction is recorded as a realized investment loss. UNUM discontinues the accrual of investment income on invested assets when it is determined that collectability is doubtful. Management monitors the risk associated with the invested asset portfolio and regularly reviews and adjusts the allowance for probable losses.

    During the second quarter of 1995, UNUM sold virtually all of the common stock portfolio of its United States subsidiaries, primarily due to consideration of statutory capital requirements associated with investment in common stocks and to increase future investment income. UNUM has reinvested the proceeds from the sale of the common stock portfolio primarily in investment grade fixed income assets. Dependent on capital considerations and market conditions, UNUM may invest in equity securities in the future.

    At December 31, 1995, the composition of UNUM's $11.7 billion of invested assets was 78.1% fixed maturities, 10.0% mortgage loans, 1.9% real estate, 0.2% equity securities, and 9.8% other invested assets. To facilitate the expected sale of the TSA business later in 1996, management expects to primarily liquidate fixed maturities and accumulate cash and short-term investments.

    Gross realized investment gains were $287.0 million, $117.0 million, and $85.2 million, and gross realized investment losses were $61.9 million, $71.4 million, and $35.8 million for the years ended December 31, 1995, 1994, and 1993, respectively.

FIXED MATURITIES

    Effective January 1, 1994, UNUM adopted Financial Accounting Standard ("FAS") No. 115, "Accounting for Certain Investments in Debt and Equity
Securities," which specified the accounting and reporting for certain investments in equity securities and for all investments in debt securities. UNUM adopted the provisions for FAS 115 for these investments held or acquired after January 1, 1994. Upon the adoption of FAS 115, UNUM increased unrealized gains on available for sale securities included in stockholders' equity on January 1, 1994, by $41.8 million (net of deferred taxes of $22.5 million) to reflect the unrealized holding gains on fixed maturities classified as available for sale which were previously carried at amortized cost. In addition, UNUM reclassified certain fixed maturities from held to maturity to available for sale on January 1, 1994, in connection with the adoption of FAS 115.

    In November 1995, the FASB issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," which provided a one-time opportunity to reassess the appropriateness of the classifications of securities described in FAS 115, and to reclassify fixed maturities from the held to maturity category without calling into question the intent to hold other debt securities to maturity in the future. On December 31, 1995, UNUM reassessed its fixed maturity portfolio and as allowed under the implementation guidance, reclassified fixed maturities with an amortized cost of $6,082.8 million and a related net unrealized gain of $393.0 million from the held to maturity category to available for sale. In connection with the reclassification of the held to maturity fixed maturities to available for sale, on December 31, 1995, UNUM adjusted its unpaid claims by $261.2 million to reflect the changes that would have been necessary if the unrealized gains and losses related to fixed maturities classified as available for sale had been realized.

    At December 31, 1995, the fixed maturity portfolio included $139.4 million of below investment grade bonds (below "Baa") recorded at fair value, which represented 1.5% of the fixed maturity portfolio, and had an associated amortized cost of $133.8 million. At December 31, 1994, the carrying value of below investment grade bonds included in the fixed maturity portfolio was $193.8 million, which represented 2.5% of the fixed maturity portfolio, and had an associated market value of $193.4 million. Virtually all of the nonconvertible, below investment grade bonds were purchased at investment grade, but were subsequently downgraded. UNUM's investment policy is to invest primarily in fixed maturities of investment grade quality. Selected purchases of convertible subordinated debentures, which UNUM considered to be part of its investment strategy for equity securities, have contributed to the amount of below investment grade bonds. Fixed maturity ratings are obtained from external rating agencies, and if not externally rated, are rated by UNUM internally using similar methods. Management does not expect any risks or uncertainties associated with below investment grade bonds to have a significant affect on UNUM's consolidated financial position or results of operations. UNUM had no fixed maturities delinquent 60 days or more at December 31, 1995. The percentage of fixed maturities delinquent 60 days or more, compared to total fixed maturities, was 0.25% at December 31, 1994.

    During 1995, UNUM sold fixed maturities of two issuers classified as held to maturity with an amortized cost of $4.0 million, and realized a net loss of $1.2 million on the sales. The bonds were sold due to significant deterioration of the issuers' creditworthiness, as evidenced by bankruptcy filings. During 1994, UNUM sold fixed maturities of five issuers classified as held to maturity with an amortized cost of $49.8 million due to evidence of significant deterioration of the issuers' creditworthiness. These sales resulted in a net realized loss of $3.0 million.

MORTGAGES

    At December 31, 1995, and 1994, UNUM's mortgage loans were $1,163.4 million and $1,216.3 million, respectively. Management establishes allowances for mortgage loans based upon a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral. UNUM uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to target specific properties for inspection and reevaluation. The percentage of mortgage loans delinquent 60 days or more on a contract delinquency basis was 0.2% and 1.8% at December 31, 1995, and 1994, respectively.

    Management believes that its mortgage loan portfolio is well diversified geographically and among property types. UNUM's incidence of new problem mortgage loans has continued to decline in 1995, as overall economic activity improved modestly, and many of the real estate markets in which UNUM has mortgage loans stabilized. Management expects a modest level of additional delinquencies and problem loans in the future. Management believes the allowance provided on mortgage loans as of December 31, 1995, is adequate to cover probable losses.

    Effective January 1, 1995, UNUM adopted Financial Accounting Standard ("FAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and FAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures," which defined the principles to measure and record a loan when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The adoption of FAS 114 and FAS 118 did not have a material affect on UNUM's results of operations or financial position.

    In general, impaired loans as defined by FAS 114 compare with loans previously defined and disclosed as problem and potential problem loans. Problem loans were defined as loans that were delinquent 60 days or more on a contract delinquency basis. Potential problem loans were defined as current and performing loans with which management had some concerns about the ability of the borrower to comply with present loan terms and whose book value exceeded the market value of the underlying collateral. At December 31, 1995, impaired loans totaled $50.1 million, as compared with $58.5 million of problem and potential problem loans at December 31, 1994. Included in the $50.1 million of impaired loans was $38.4 million of loans which had a related allowance for probable losses of $7.1 million, and $11.7 million of loans which had no related allowance for probable losses. Interest lost on impaired loans in 1995, and problem and potential problem loans in 1994 and 1993, was not material.

    Mortgage loans that were restructured prior to the adoption of FAS 114, are defined by UNUM as loans whose terms have been modified to interest rates less than market at the time of restructure and are currently expected to perform pursuant to such modified terms. UNUM modifies loans to protect its investment and only when it is anticipated that the borrower will be able to meet the modified terms. As of December 31, 1995, restructured mortgage loans totaled $59.9 million, as compared with $73.6 million at December 31, 1994. Interest lost on restructured loans was not material in 1995, 1994 or 1993.

    Realized investment losses related to impaired mortgage loans in 1995 amounted to $9.2 million, compared with realized investment losses related to restructured and problem mortgage loans of $8.5 million and $4.8 million for 1994 and 1993, respectively. Impaired mortgage loans as of December 31, 1995, are not expected to have a significant impact on UNUM's results of operations, liquidity, or capital resources.

REAL ESTATE

    At December 31, 1995, investment real estate amounted to $222.2 million compared with $190.8 million at December 31, 1994. UNUM purchases investment real estate in selected markets when certain investment criteria are met. Investment real estate is intended to be held long-term and is carried at cost less accumulated depreciation. Occasionally, investment real estate is reclassified and revalued as real estate held for sale when it no longer meets UNUM's investment criteria.

    At December 31, 1995, real estate held for sale amounted to $35.5 million compared with $31.0 million at December 31, 1994. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure. Real estate held for sale is included in other assets in the Consolidated Balance Sheets and is valued net of an allowance which reduces the carrying value to the lower of fair value less estimated costs to sell, or cost. Additions to the allowance for probable losses related to real estate held for sale resulted in realized investment losses of $6.3 million, $0.8 million and $18.8 million for the years ended December 31, 1995, 1994 and 1993, respectively. Additions to the allowance represent charges to net realized investment gains less recoveries.

    Given the current real estate environment, additional foreclosures are anticipated, but at a reduced level from the early 1990s. Current and anticipated real estate acquired through foreclosure is not expected to have a significant affect on UNUM's results of operations, liquidity, or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

    UNUM's businesses produce positive cash flows, which are invested primarily in intermediate, fixed maturity investments intended to reflect the nature of anticipated cash obligations of insurance benefit payments and insurance contract maturities and to optimize investment returns at appropriate risk levels. Unexpected cash requirements and liquidity needs can be met through UNUM's investment portfolio of fixed maturities classified as available for sale, equity securities, cash and short-term investments. To facilitate the expected sale of the TSA business later in 1996, management expects to primarily liquidate fixed maturities and accumulate cash and short-term investments.

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

    In 1995, UNUM America's statutory net income increased to $226.4 million, as compared with $39.2 million in 1994, which was primarily due to significant improvements in the income of certain disability products, and significantly higher realized investment gains as a result of the sale of the common stock portfolio. As described in the Disability Insurance segment, in 1994 UNUM America strengthened reserves for existing claims related to the traditional non-cancellable individual disability products, which resulted in a statutory after-tax charge of $69.6 million in third quarter 1994. This charge combined with unfavorable claims experience in certain disability businesses contributed to the decline in UNUM America's statutory income in 1994.

    As a result of the increase in UNUM America's statutory earnings in 1995, the amount available under current law for payment of dividends during 1996 to UNUM Corporation from all U.S. domiciled insurance subsidiaries without state insurance regulatory approval, increased to approximately $135 million, as compared with approximately $81 million for 1995. UNUM Corporation also has the ability to draw a dividend of approximately $19 million from its United Kingdom-based affiliate, UNUM Limited, subject to certain U.S. tax consequences.

    Cash flow requirements are also supported by a committed revolving credit facility totaling $500 million, which expires October 1, 1999. UNUM Corporation's commercial paper program is supported by the revolving credit facility, and is available for general liquidity needs, capital expansion, acquisitions and stock repurchase. The committed revolving credit facility contains certain covenants which, among other provisions, require maintenance of certain levels of stockholders' equity and limits on level of debt.

    In September 1993, UNUM filed an omnibus shelf registration statement with the Securities and Exchange Commission which became effective on October 8, 1993, relating to $450 million of securities (including debt securities, preferred stock, common stock and other securities). On October 8, 1993, UNUM filed a prospectus supplement to establish a $250 million medium-term note ("MTN") program under the shelf registration. On May 11, 1995, UNUM Corporation issued $172.5 million of 8.80% Monthly Income Debt Securities ("MIDS") (Junior Subordinated Deferrable Interest Debentures, Series A) under the shelf registration, which mature in 2025.

    At December 31, 1995, UNUM had short-term and long-term debt totaling $126.5 million and $457.3 million, respectively. At December 31, 1995, approximately $417 million was available for additional financing under the existing revolving credit facility and approximately $96 million of investment grade debt instruments were available for issuance under the shelf registration. Contingent upon market conditions and corporate needs, management may refinance short-term notes payable with longer term securities.

    At December 31, 1995, approximately 2.7 million shares of common stock remained authorized for stock repurchase. During 1995, UNUM did not acquire any shares in the open market. During 1994 and 1993, UNUM repurchased 3.9 million and 3.7 million shares, respectively, in the open market. The aggregate cost of the 1994 and 1993 repurchases was $183.3 million and $192.5 million, respectively, which was primarily funded through additional borrowings.

    During 1995, 1994 and 1993, withdrawals of 401(k), GIC and DA contracts reported in the Retirement Products segment, including contract terminations, payments to participants and transfers to other carriers, were approximately $46 million, $130 million and $309 million, respectively. Withdrawals during 1995, 1994 and 1993, were at levels expected by management and reflect the run-off nature of these closed blocks of businesses. UNUM manages liquidity objectives by including certain conditions in pension contracts which prohibit or restrict availability of funds.

    UNUM was committed at December 31, 1995, to purchase fixed maturities and other invested assets in the amount of $91.2 million. Independent of the cash flows of UNUM Corporation, management anticipates that the operating cash flows of the subsidiaries of UNUM Corporation will be sufficient to meet benefit obligations, planned investment commitments and operational needs of those companies.

RATINGS

    Standard & Poor's Corporation ("Standard & Poor's"), Moody's Investors Service ("Moody's") and A.M. Best Company ("A.M. Best") are among the third parties that provide UNUM independent assessments of its overall financial position. Ratings from these agencies for financial strength and claims paying ability are available for the individual United States domiciled insurance company subsidiaries rather than on a consolidated basis, since the financial information used to develop the ratings is based on statutory accounting practices in the United States. Debt ratings for UNUM Corporation are based on consolidated financial information under generally accepted accounting principles.

    The table below reflects the debt ratings for UNUM Corporation and the claims paying ability and financial strength ratings for UNUM's United States domiciled insurance company subsidiaries at March 8, 1996:

            -------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
                                                                       STANDARD &
                                                                         POOR'S                 MOODY'S             A.M. BEST
-------------------------------------------------------------------------------------------------------------------------------
UNUM CORPORATION RATINGS:
  Senior Debt (MTN program)                                                A+                     A1
                                                                        (Strong)         (Upper Medium Grade)
  Commercial Paper                                                        A-1                     P-1
                                                                        (Strong)          (Superior Ability)
  Subordinated Debt (MIDS)                                                 A                      A2
                                                                        (Strong)         (Upper Medium Grade)

 UNITED STATES SUBSIDIARIES' RATINGS:                                CLAIMS PAYING
                                                                     ABILITY RATING           FINANCIAL STRENGTH RATING
  UNUM America                                                             AA                     Aa2                  A++
                                                                      (Excellent)             (Excellent)           (Superior)
  First UNUM                                                               AA                     Aa2                   A+
                                                                      (Excellent)             (Excellent)           (Superior)
  Colonial Life & Accident                                                AA-                     Aa3                   A+
                                                                      (Excellent)             (Excellent)           (Superior)
  Commercial Life                                                          AA                                           A
                                                                      (Excellent)                                  (Excellent)

    At March 8, 1996, the unsold portion of the shelf registration related to preferred stock carried a rating of "(P)"a1"" (Upper-Medium Quality) from Moody's Investors Service.

INSURANCE REGULATION

    The Risk-Based Capital standards for life insurance companies, as prescribed by the National Association of Insurance Commissioners, are based on a formula that establishes capital requirements relating to existing asset default risk, insurance risk, interest rate (asset/liability mismatch) risk and business risk. A company's Total Adjusted Capital (statutory capital, surplus and Asset Valuation Reserve plus certain other adjustments) is compared to the Authorized Control Level ("ACL") of Risk-Based Capital produced by the formula. Subject to certain trend tests to determine the change in the ACL ratio from year to year, companies with Total Adjusted Capital above 200% of ACL are assumed to be adequately capitalized. Companies below 200% of ACL are identified as requiring various levels of regulatory action ranging from increased information requirements for companies between 150% and 200% of ACL, to mandatory control by the domiciliary insurance department for companies below 70% of ACL.

    At December 31, 1995, the ACL ratios for UNUM America, First UNUM, Colonial Life and Commercial Life were 382%, 382%, 436% and 329%, respectively. This compares with ACL ratios at December 31, 1994, of 307%, 357%, 442% and 378%, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

    UNUM  periodically  uses  common derivative  financial  instruments  such as options, futures and forward exchange contracts to hedge certain risks associated with future investments and certain payments denominated in foreign currencies, primarily British pound sterling, Canadian dollar and Japanese yen. These derivative financial instruments are used to protect UNUM from the effect of market fluctuations in interest and exchange rates between the contract date and the date on which the hedged transaction occurs. In using these instruments, UNUM is subject to the off-balance-sheet risk that the counterparties of the transactions will fail to completely perform as contracted. UNUM manages this risk by only entering into contracts with highly rated institutions and listed exchanges. UNUM does not intend to hold derivative financial instruments for the purpose of trading. At December 31, 1995 and 1994, UNUM had no open derivative financial instruments.

LITIGATION

    In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at December 31, 1995. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material effect on the consolidated financial position or the consolidated operating results of UNUM.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In March 1995, the FASB issued FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. UNUM will adopt FAS 121 effective January 1, 1996. The adoption of FAS 121 is not expected to have a material effect on UNUM's results of operations or financial position.

    In October 1995, the FASB issued FAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. FAS 123 defines a new method of accounting for employee stock compensation plans using a fair value based method, under which compensation cost is measured and recognized in results of operations. Alternatively, FAS 123 allows an entity to retain the accounting method for employee stock compensation plans defined under APB Opinion No. 25, "Accounting for Stock Issued to Employees." If an entity retains the accounting defined under APB 25, certain pro forma disclosures of net income and earnings per share must be made as if the fair value based method defined under FAS 123 had been applied. UNUM is required to adopt FAS 123 effective January 1, 1996. UNUM has determined that it will retain the accounting methodology prescribed by APB 25 and will disclose the pro forma effects of such stock-based compensation as required in 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX                                                                                                                         PAGE
----------------------------------------------------------------------------------------------------------------------------  ---
Report of Independent Accountants...........................................................................................  32
Consolidated Financial Statements:
  Consolidated Statements of Income for the Years Ended December 31, 1995, 1994 and 1993....................................  33
  Consolidated Balance Sheets as of December 31, 1995 and 1994..............................................................  34
  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1995, 1994 and 1993......................  35
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993................................  36
Notes to Consolidated Financial Statements..................................................................................  37

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Stockholders
UNUM Corporation

    We have audited the consolidated financial statements of UNUM Corporation and subsidiaries as listed in Item 8 and the financial statement schedules as listed in Item 14(a) of this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UNUM Corporation and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

    As discussed in Notes 2, 7, and 9 to the consolidated financial statements, the Corporation changed its method of accounting for certain investments in debt securities in 1994 and its method of accounting for postretirement benefits other than pensions, and accounting for income taxes in 1993.

                                          /s/ COOPERS & LYBRAND L.L.P.
Portland, Maine
February 6, 1996

                       UNUM CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              (DOLLARS IN MILLIONS, EXCEPT PER COMMON SHARE DATA)

             -------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        YEAR ENDED DECEMBER 31,
                                                                                                      ----------------------------
                                                                                                        1995      1994      1993
----------------------------------------------------------------------------------------------------------------------------------
Revenues
  Premiums..........................................................................................  $3,018.2  $2,721.3  $2,474.1
  Investment income.................................................................................     806.3     770.2     790.4
  Net realized investment gains.....................................................................     225.1      45.6      49.4
  Fees and other income.............................................................................      73.3      75.5      83.1
                                                                                                      --------  --------  --------
      Total revenues................................................................................   4,122.9   3,612.6   3,397.0
Benefits and expenses
  Benefits to policyholders.........................................................................   2,493.0   2,239.0   1,775.7
  Interest credited.................................................................................     227.4     242.7     281.0
  Operating expenses................................................................................     728.2     713.0     675.6
  Commissions.......................................................................................     369.9     355.9     326.8
  Increase in deferred policy acquisition costs.....................................................    (114.7)   (155.3)   (135.1)
  Interest expense..................................................................................      37.2      18.7      12.7
                                                                                                      --------  --------  --------
      Total benefits and expenses...................................................................   3,741.0   3,414.0   2,936.7
                                                                                                      --------  --------  --------
Income before income taxes and cumulative effects of accounting changes.............................     381.9     198.6     460.3
Income taxes
  Current...........................................................................................      98.6      30.4      73.4
  Deferred..........................................................................................       2.2      13.5      74.9
                                                                                                      --------  --------  --------
      Total income taxes............................................................................     100.8      43.9     148.3
                                                                                                      --------  --------  --------
Income before cumulative effects of accounting changes..............................................     281.1     154.7     312.0
Cumulative effects of accounting changes
  Income taxes......................................................................................        --        --      20.0
  Postretirement benefits other than pensions, net of tax...........................................        --        --     (32.1)
                                                                                                      --------  --------  --------
Net income..........................................................................................  $  281.1  $  154.7  $  299.9
                                                                                                      --------  --------  --------
                                                                                                      --------  --------  --------
Per common share
  Income before cumulative effects of accounting changes............................................  $   3.87  $   2.09  $   3.96
Cumulative effects of accounting changes
  Income taxes......................................................................................        --        --      0.25
  Postretirement benefits other than pensions, net of tax...........................................        --        --     (0.40)
                                                                                                      --------  --------  --------
Net income..........................................................................................  $   3.87  $   2.09  $   3.81
                                                                                                      --------  --------  --------
                                                                                                      --------  --------  --------

See notes to consolidated financial statements.

                       UNUM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                                              DECEMBER 31,
                                                                                                         ----------------------
                                                                                                            1995        1994
-------------------------------------------------------------------------------------------------------------------------------
Assets
  Investments
    Fixed maturities:
      Available for sale-at fair value (amortized cost: 1995-$8,583.5; 1994-$1,701.4)..................  $  9,135.4  $  1,640.6
      Held to maturity-principally at amortized cost (fair value: 1994-$6,168.6).......................          --     6,227.2
    Equity securities available for sale-at fair value (cost: 1995-$21.1; 1994-$492.2).................        25.2       627.9
    Mortgage loans.....................................................................................     1,163.4     1,216.3
    Real estate, net...................................................................................       222.2       190.8
    Policy loans.......................................................................................       219.2       201.0
    Other long-term investments........................................................................        30.4        38.1
    Short-term investments.............................................................................       896.7       291.9
                                                                                                         ----------  ----------
      Total investments................................................................................    11,692.5    10,433.8
  Cash.................................................................................................        42.5        36.1
  Accrued investment income............................................................................       208.5       195.9
  Premiums due.........................................................................................       224.3       189.7
  Deferred policy acquisition costs....................................................................     1,142.3     1,035.2
  Property and equipment, net..........................................................................       153.7       153.4
  Other assets.........................................................................................       791.8       737.2
  Separate account assets..............................................................................       532.2       345.9
                                                                                                         ----------  ----------
      Total assets.....................................................................................  $ 14,787.8  $ 13,127.2
                                                                                                         ----------  ----------
                                                                                                         ----------  ----------
Liabilities and Stockholders' Equity
  Liabilities
    Future policy benefits.............................................................................  $  1,718.7  $  1,591.6
    Unpaid claims and claim expenses...................................................................     4,856.4     3,853.9
    Other policyholder funds...........................................................................     3,840.3     4,058.8
    Income taxes
      Current..........................................................................................        20.7        12.4
      Deferred.........................................................................................       392.0       348.6
    Notes payable......................................................................................       583.8       428.7
    Other liabilities..................................................................................       540.8       571.9
    Separate account liabilities.......................................................................       532.2       345.9
                                                                                                         ----------  ----------
      Total liabilities................................................................................    12,484.9    11,211.8
  Stockholders' equity
    Preferred stock, par value $0.10 per share, authorized 10,000,000 shares, none issued..............
    Common stock, par value $0.10 per share, authorized 120,000,000 shares, issued 99,987,958 shares...        10.0        10.0
    Additional paid-in capital.........................................................................     1,088.2     1,080.5
    Unrealized gains on available for sale securities, net.............................................       213.1        49.6
    Unrealized foreign currency translation adjustment.................................................       (23.1)      (23.7)
    Retained earnings..................................................................................     1,713.2     1,507.2
                                                                                                         ----------  ----------
                                                                                                            3,001.4     2,623.6
    Less:
      Treasury stock, at cost (1995-26,980,331 shares; 1994-27,575,430 shares).........................       691.6       706.6
      Restricted stock deferred compensation...........................................................         6.9         1.6
                                                                                                         ----------  ----------
      Total stockholders' equity.......................................................................     2,302.9     1,915.4
                                                                                                         ----------  ----------
      Total liabilities and stockholders' equity.......................................................  $ 14,787.8  $ 13,127.2
                                                                                                         ----------  ----------
                                                                                                         ----------  ----------
See notes to consolidated financial statements.

                       UNUM CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              (DOLLARS IN MILLIONS, EXCEPT PER COMMON SHARE DATA)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           COMMON                UNREALIZED GAINS     UNREALIZED
                           STOCK                    (LOSSES) ON         FOREIGN                              RESTRICTED
                           $0.10    ADDITIONAL     AVAILABLE FOR       CURRENCY                                STOCK
                            PAR      PAID-IN     SALE SECURITIES,     TRANSLATION     RETAINED    TREASURY    DEFERRED
                           VALUE     CAPITAL            NET           ADJUSTMENT      EARNINGS     STOCK    COMPENSATION    TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1,
 1993....................  $10.0     $1,066.6         $121.1            $ (20.9)      $1,182.3    $ (345.5)    $ (2.7)     $2,010.9
1993 Transactions:
  Net income.............                                                                299.9                                299.9
  Unrealized gains on
   equity securities,
   net...................                               28.0                                                                   28.0
  Unrealized foreign
   currency translation
   adjustment............                                                  (3.2)                                               (3.2)
  Dividends to
   stockholders
   ($0.765 per common
   share)................                                                                (61.4)                               (61.4)
  Treasury stock
   acquired..............                                                                           (192.5)                  (192.5)
  Employee stock option
   and other
   transactions..........                11.8                                                          8.2        1.0          21.0
                           ------   ----------        ------         -------------   ----------   --------     ------      --------
Balance at December 31,
 1993....................   10.0      1,078.4          149.1              (24.1)       1,420.8      (529.8)      (1.7)      2,102.7
1994 Transactions:
  Net income.............                                                                154.7                                154.7
  Unrealized losses on
   available for sale
   securities, net.......                              (99.5)                                                                 (99.5)
  Unrealized foreign
   currency translation
   adjustment............                                                   0.4                                                 0.4
  Dividends to
   stockholders
   ($0.92 per common
   share)................                                                                (68.3)                               (68.3)
  Treasury stock
   acquired..............                                                                           (183.3)                  (183.3)
  Employee stock option
   and other
   transactions..........                 2.1                                                          6.5        0.1           8.7
                           ------   ----------        ------         -------------   ----------   --------     ------      --------
Balance at December 31,
 1994....................   10.0      1,080.5           49.6              (23.7)       1,507.2      (706.6)      (1.6)      1,915.4
1995 Transactions:
  Net income.............                                                                281.1                                281.1
  Unrealized gains on
   available for sale
   securities, net.......                              163.5                                                                  163.5
  Unrealized foreign
   currency translation
   adjustment............                                                   0.6                                                 0.6
  Dividends to
   stockholders
   ($1.035 per common
   share)................                                                                (75.1)                               (75.1)
  Employee stock option
   and other
   transactions..........                 7.7                                                         15.0       (5.3)         17.4
                           ------   ----------        ------         -------------   ----------   --------     ------      --------
Balance at December 31,
 1995....................  $10.0     $1,088.2         $213.1            $ (23.1)      $1,713.2    $ (691.6)    $ (6.9)     $2,302.9
                           ------   ----------        ------         -------------   ----------   --------     ------      --------
                           ------   ----------        ------         -------------   ----------   --------     ------      --------

See notes to consolidated financial statements.

                       UNUM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                YEAR ENDED DECEMBER 31,
                                                                         -------------------------------------
                                                                            1995         1994          1993
--------------------------------------------------------------------------------------------------------------
Operating activities:
  Net income..........................................................   $   281.1     $  154.7     $   299.9
  Adjustments to reconcile net income to net cash provided by operating activities:
    Cumulative effects of accounting changes, net of tax..............        --           --            12.1
    Increase in future policy benefits and unpaid claims and claim
     expenses.........................................................       905.3        720.1         412.9
    Increase in amounts receivable under reinsurance agreements.......       (61.0)       (18.6)       (129.1)
    Increase (decrease) in income tax liability.......................        (3.5)        (3.3)        109.8
    Increase in deferred policy acquisition costs.....................      (114.9)      (155.4)       (125.5)
    Realized investment gains.........................................      (242.0)       (59.0)        (69.2)
    Other.............................................................        (8.9)        62.3          46.4
                                                                         ----------    ---------    ----------
      Net cash provided by operating activities.......................       756.1        700.8         557.3
                                                                         ----------    ---------    ----------
Investing activities:
  Maturities of fixed maturities......................................        --           --           924.6
  Maturities of fixed maturities held to maturity.....................       835.7        754.8          --
  Maturities of fixed maturities available for sale...................        99.3         41.2          --
  Sales of fixed maturities held to maturity..........................         2.8         46.8          45.7
  Sales of fixed maturities available for sale........................       577.3        407.6         218.2
  Sales of equity securities available for sale.......................       836.7        314.1          --
  Sales and maturities of other investments...........................       312.0        414.9         550.2
  Purchases of investments............................................        --           --        (1,832.2)
  Purchases of fixed maturities held to maturity......................      (230.2)      (795.2)         --
  Purchases of fixed maturities available for sale....................    (1,971.9)      (943.9)         --
  Purchases of equity securities available for sale...................      (131.3)      (216.6)         --
  Purchases of other investments......................................      (322.4)      (211.5)         --
  Net (increase) decrease in short-term investments...................      (604.8)      (221.7)         38.8
  Net additions to property and equipment.............................       (28.9)       (29.9)        (18.2)
  Investments in subsidiaries, net....................................        --           --             0.9
                                                                         ----------    ---------    ----------
      Net cash used in investing activities...........................      (625.7)      (439.4)        (72.0)
                                                                         ----------    ---------    ----------
Financing activities:
  Deposits and interest credited to investment contracts..............       669.6        608.6         735.2
  Maturities and withdrawals from investment contracts................      (888.1)      (800.5)     (1,022.4)
  Dividends to stockholders...........................................       (75.1)       (68.3)        (61.4)
  Treasury stock acquired.............................................        --         (183.3)       (192.5)
  Proceeds from notes payable.........................................       291.5         54.7          51.5
  Repayment of notes payable..........................................        (1.3)        (1.2)        (50.1)
  Net increase (decrease) in short-term debt..........................      (135.1)       136.6          37.3
  Other...............................................................        13.8          7.2          15.1
                                                                         ----------    ---------    ----------
      Net cash used in financing activities...........................      (124.7)      (246.2)       (487.3)
                                                                         ----------    ---------    ----------
Effect of exchange rate changes on cash...............................         0.7          0.1           2.4
                                                                         ----------    ---------    ----------
Net increase in cash..................................................         6.4         15.3           0.4
Cash at beginning of year.............................................        36.1         20.8          20.4
                                                                         ----------    ---------    ----------
Cash at end of year...................................................   $    42.5     $   36.1     $    20.8
                                                                         ----------    ---------    ----------
                                                                         ----------    ---------    ----------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Income taxes......................................................   $    82.6     $   48.8     $    67.3
    Interest..........................................................   $    44.7     $   20.4     $    13.3

See notes to consolidated financial statements.

                       UNUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying consolidated financial statements of UNUM Corporation and subsidiaries ("UNUM") have been prepared on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

    The  consolidated  financial  statements   include  the  accounts  of   UNUM
Corporation and subsidiaries. Significant intercompany accounts and transactions have been eliminated.

RECLASSIFICATION

    Certain 1994 and 1993 amounts have been reclassified in 1995 for comparative purposes.

INVESTMENTS

    Investments are reported as follows:

    - Fixed   maturities  available  for  sale  (certain  bonds  and  redeemable preferred stocks) -- at fair value.

    - Fixed maturities held to maturity (certain bonds and redeemable preferred stocks) -- principally at amortized cost.

    - Equity securities available for sale (common stocks and non-redeemable preferred stocks) -- at fair value.

    - Mortgage loans -- at amortized cost less an allowance for probable losses.

    - Real estate -- at cost less accumulated depreciation.

    - Policy loans -- at unpaid principal balance.

    - Other long-term investments -- at cost plus UNUM's equity in undistributed net earnings since acquisition.

    - Short-term investments -- are considered available for sale and are carried at cost which approximates fair value.

    Fixed maturities and equity securities are classified as available for sale as they may be sold in response to changes in interest rates, resultant prepayment risk, liquidity and capital needs, or other similar economic factors. Unrealized gains and losses related to securities classified as available for sale are excluded from net income and reported in a separate component of stockholders' equity, net of applicable deferred taxes and related adjustments to unpaid claims. The unrealized gains and losses are determined based on estimated market values at the balance sheet date and are not necessarily the amounts which would be realized upon sale of the securities or representative of future market values. Changing interest rates affect the level of unrealized gains and losses related to securities classified as available for sale. While rising interest rates are beneficial when investing current cash flows, they can also reduce the fair value of existing fixed rate long-term investments. In addition, lower interest rates can lead to early payoffs and refinancing of some of UNUM's fixed rate investments. Management generally invests in fixed rate instruments that are structured to limit the exposure to such reinvestment risk.

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

    UNUM discontinues the accrual of investment income on invested assets when it is determined that collectability is doubtful. UNUM recognizes investment income on impaired loans when the income is received.

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Real estate held for sale, which is included in other assets in the Consolidated Balance Sheets, is valued at the lower of fair value less estimated costs to sell, or cost. UNUM has provided an allowance for probable losses on real estate held for sale that reduces the carrying value of the asset to fair value.

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

RECOGNITION OF PREMIUM REVENUES AND RELATED EXPENSES

    Group insurance premiums are recognized as income over the period to which the premiums relate. Individual disability premiums are recognized as income when due. Benefits and expenses are associated with earned premiums to result in recognition of profits over the life of the contracts. This association is accomplished by recording a provision for future policy benefits and unpaid claims and claim expenses, and by amortizing deferred policy acquisition costs.

    For retirement and universal life products, premium and other policy fee revenue consist of charges for the cost of insurance, policy administration and surrenders assessed during the period. Charges related to services to be performed in the future are deferred until earned. The amounts received in excess of premium and fees are recorded as deposits and included in other policyholder funds in the Consolidated Balance Sheets. Benefits and expenses include benefit claims in excess of related account balances, interest credited at various rates and amortization of deferred policy acquisition costs.

DEFERRED POLICY ACQUISITION COSTS

    The costs of acquiring new business that vary with and that are related primarily to the production of new business have been deferred to the extent such costs are deemed recoverable from future profits. Such costs include commissions, certain costs of policy issue and underwriting, and certain variable field office expenses.

    For individual disability, group disability, and group life and health business, the costs are amortized in proportion to expected future premiums. For universal life and certain retirement products, the costs are amortized in proportion to estimated gross profits from interest margins, mortality and other elements of performance under the contracts. Amortization is adjusted periodically to reflect differences between actual experience and original assumptions, with any resulting changes reflected in current operating results. The amounts deferred and amortized were as follows:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                                       YEAR ENDED DECEMBER 31,
                                                                                                   -------------------------------
(DOLLARS IN MILLIONS)                                                                                1995       1994       1993
----------------------------------------------------------------------------------------------------------------------------------
Deferred.........................................................................................  $   308.3  $   308.1  $   282.8
Less amortized...................................................................................     (193.6)    (152.8)    (147.7)
                                                                                                   ---------  ---------  ---------
  Increase in deferred policy acquisition costs..................................................  $   114.7  $   155.3  $   135.1
                                                                                                   ---------  ---------  ---------
                                                                                                   ---------  ---------  ---------

RESERVES FOR FUTURE POLICY BENEFITS

    Reserves for future policy benefits are calculated by the net-level premium method, and are based on UNUM's expected morbidity, mortality and interest rate assumptions at the time a policy is issued. These reserves represent the portion of premiums received, accumulated with interest and held to provide for claims that have not yet been incurred. The reserve assumptions are periodically reviewed and compared to actual experience and are revised if it is determined that future expected experience is different from the reserve assumptions. Reserves for group insurance policies consist primarily of unearned premiums.

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The interest rates used in the calculation of reserves for future policy benefits at December 31, 1995, and 1994, principally ranged from:

Individual disability..........................................................   5.5% to 9.5%
Individual life................................................................   5.0% to 9.0%
Individual accident and health.................................................   5.0% to 9.0%
Individual and group annuities.................................................   5.0% to 9.0%

    Certain reserve calculations are based on interest rates within these ranges graded down over periods from 15 to 20 years.

RESERVES FOR UNPAID CLAIMS AND CLAIM EXPENSES

    Unpaid claims and claim expense reserves represent the amount estimated to fund claims that have been reported but not settled and claims incurred but not reported. Reserves for unpaid claims are estimated based on UNUM's historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends, risk management programs and renewal actions. Many factors affect actuarial calculations of claim reserves, including but not limited to interest rates and current and anticipated incidence rates, recovery rates, and economic and societal conditions. Reserve estimates and assumptions are periodically reviewed and updated with any resulting adjustments to reserves reflected in current operating results. Given the complexity of the reserving process, the ultimate liability may be more or less than such estimates indicate.

    The interest rates used in the calculation of disability claims reserves at December 31, 1995, and 1994, were principally as follows:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                                  1995                1994
---------------------------------------------------------------------------------------------------------------------------------
Group long term disability (North America)...............................................        7.94%               9.18%
Group long term disability (United Kingdom)..............................................        9.67%               9.94%
Individual disability....................................................................    6.75% to 9.67%      6.75% to 9.94%

    The interest rate used to discount the disability reserves is a composite of the yields on assets specifically matched with each block of business. Management expects the reserve discount rate for certain disability products will further decline, since current cash flows are invested in high quality assets at current yields, which are below the composite yield of the existing assets purchased in prior years. UNUM periodically adjusts prices on both existing and new business in an effort to mitigate the impact of the current interest rate environment.

    For other accident and health business, reserves are based on projections of historical claims run-out patterns.

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Activity in the liability for unpaid claims and claim expenses is summarized as follows:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(DOLLARS IN MILLIONS)                                                                             1995       1994       1993
-------------------------------------------------------------------------------------------------------------------------------
Balance at January 1..........................................................................  $ 3,853.9  $ 3,341.5  $ 2,983.6
  Less reinsurance recoverables...............................................................      (82.7)     (68.0)        --
                                                                                                ---------  ---------  ---------
Net Balance at January 1......................................................................    3,771.2    3,273.5    2,983.6
Incurred related to:
  Current year................................................................................    1,825.0    1,609.3    1,417.8
  Prior years.................................................................................      507.0      436.0      238.0
                                                                                                ---------  ---------  ---------
Total incurred................................................................................    2,332.0    2,045.3    1,655.8
Paid related to:
  Current year................................................................................      523.9      517.6      471.0
  Prior years.................................................................................    1,099.5    1,030.0      894.9
                                                                                                ---------  ---------  ---------
Total paid....................................................................................    1,623.4    1,547.6    1,365.9
Net Balance at December 31....................................................................    4,479.8    3,771.2    3,273.5
  Plus reinsurance recoverables...............................................................      115.4       82.7       68.0
Effect of unrealized gains on fixed maturities................................................      261.2         --         --
                                                                                                ---------  ---------  ---------
Balance at December 31........................................................................  $ 4,856.4  $ 3,853.9  $ 3,341.5
                                                                                                ---------  ---------  ---------
                                                                                                ---------  ---------  ---------

    The increase in incurrals related to prior years was $507.0 million, $436.0 million, and $238.0 million (net of reinsurance), for 1995, 1994 and 1993, respectively. These increases were primarily the result of interest accrued on reserves, changes in reserve estimates and assumptions of interest rates, morbidity, mortality and expense costs, and changes in foreign exchange rates, primarily related to the disability reserves of UNUM's United Kingdom-based affiliate, UNUM Limited. Due to the long-term claims payment pattern of some of UNUM's businesses, certain reserves, particularly disability, are discounted for interest. Changes in reserve estimates and assumptions were primarily a result of increased reserves from lower discount rates for certain disability products following the sale of the common stock portfolio in 1995, and adjustments to strengthen certain disability reserves in 1995 and 1994.

    The components of the increase in unpaid claims and claims expenses incurred and related to prior years were as follows:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(DOLLARS IN MILLIONS)                                                                                        1995    1994    1993
----------------------------------------------------------------------------------------------------------------------------------
Interest accrued on reserves..............................................................................  $270.0  $267.0  $237.0
Changes in reserve estimates and assumptions..............................................................   239.0   154.0     6.0
Changes in foreign exchange rates.........................................................................    (2.0)   15.0    (5.0)
                                                                                                            ------  ------  ------
  Increase in incurrals related to prior years............................................................  $507.0  $436.0  $238.0
                                                                                                            ------  ------  ------
                                                                                                            ------  ------  ------

    In connection with the transfer of all fixed maturities previously classified as held to maturity to available for sale, explained in Note 2, unpaid claims were adjusted by $261.2 million on December 31, 1995. Unpaid claims are adjusted to reflect changes that would have been necessary if the unrealized gains and losses related to fixed maturities classified as available for sale had been realized. Where applicable, UNUM has reflected those adjustments in the liability balances with corresponding credits or charges, net of related deferred taxes, reported as a component of unrealized gains on available for sale securities in stockholders' equity.

    Effective January 1, 1993, UNUM adopted Financial Accounting Standard ("FAS") No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," which eliminated the practice by insurance

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) enterprises of reporting assets and liabilities relating to reinsured contracts net of the effects of reinsurance. Since UNUM did not restate its financial statements upon adoption of FAS 113, reserve balances prior to December 31, 1993, are shown net of reinsurance recoverables.

CHANGES IN ACCOUNTING ESTIMATES

    During 1995, UNUM sold virtually all of the common stock portfolio of its United States subsidiaries. The sale of the common stock portfolio, which partially supported certain disability reserves, and the reinvestment of the proceeds primarily in investment grade fixed income assets at yields below the average portfolio yield, resulted in lower reserve discount rates for certain disability products reported in the Disability Insurance segment. This change in accounting estimate to lower certain discount rates resulted in an increase of $128.6 million to benefits to policyholders in the Consolidated Statement of Income, and a decrease to net income of $83.6 million, or $1.15 per share.

    During  1995, UNUM  increased the  group long  term disability  reserves for incurred but not reported ("IBNR") claims, as reported in the Disability Insurance segment. The increased IBNR reserves were based on management's judgment that claims currently incurred but not yet reported will reflect increased levels of claims incidence and severity. This change in accounting estimate resulted in an increase to benefits to policyholders in the Consolidated Statement of Income of $38.4 million, and a decrease to net income of $25.0 million, or $0.34 per share.

    During 1995, UNUM increased reserves for unpaid claims related to the association group disability business by $15.0 million to reflect management's expectations of slower than expected claim recoveries. This change in accounting estimate, which was reflected in the Disability Insurance segment, decreased net income by $9.8 million, or $0.14 per share.

    During 1994, UNUM increased reserves for existing claims by $83.3 million and strengthened reserves for estimated future losses by $109.1 million. These increased reserves reflected management's expectations of morbidity trends for the non-cancellable individual disability business, as reported in the Disability Insurance Segment. This change in accounting estimate resulted in an increase to benefits to policyholders in the Consolidated Statement of Income of $192.4 million, and a decrease to net income of $125.1 million, or $1.69 per share.

OTHER POLICYHOLDER FUNDS

    Other policyholder funds are liabilities for investment-type contracts and represent customer deposits plus interest credited to those deposits at various rates.

LIABILITIES FOR RESTRUCTURING ACTIVITIES

    Liabilities for restructuring activities are recorded when management, prior to the balance sheet date, commits to execute an exit plan that will result in the incurral of costs that have no future economic benefit, or approves a plan of termination and communicates sufficient detail of the plan to employees.

SEPARATE ACCOUNTS

    Certain assets of UNUM's defined benefit plans and tax sheltered annuity contracts are in separate accounts that are pooled investment funds of securities. Investment income and realized gains and losses on these accounts accrue directly to the contractholders. Assets, carried at market value, and liabilities of the separate accounts are shown separately in the Consolidated Balance Sheets. The assets of the separate accounts are legally segregated and are not subject to claims that arise out of any other business of UNUM.

ACCOUNTING FOR PARTICIPATING INDIVIDUAL LIFE INSURANCE

    Participating policies issued by the former Union Mutual Life Insurance Company ("Union Mutual") prior to UNUM's conversion to a stock life insurance company on November 14, 1986, will remain participating as long as they remain in force. A Participation Fund Account ("PFA") was established for the sole benefit of all of Union Mutual's individual participating life and annuity policies and contracts.

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The assets of the PFA are to provide for the benefit, dividend and certain expense obligations of the participating individual life insurance policies and annuity contracts. This line of business participates in the experience of the PFA and its operations have been excluded from the Consolidated Statements of Income. The PFA represented approximately 2.5% and 2.5% of total assets and 2.8% and 3.0% of total liabilities at December 31, 1995, and 1994, respectively.

INCOME TAXES

    The provision for income taxes includes amounts currently payable and deferred income taxes, which result from differences between financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates and laws. Deferred U.S. income taxes have not been provided on accumulated earnings of UNUM's foreign subsidiaries. These earnings could generate additional U.S. tax if remitted to UNUM Corporation.

FOREIGN CURRENCY TRANSLATION

    Foreign subsidiaries' balance sheet and income statement accounts expressed in local functional currencies are translated into U.S. dollars using ending and quarterly average exchange rates, respectively. The resulting translation adjustments are reported in a separate component of stockholders' equity.

EARNINGS PER SHARE

    The weighted average number of shares outstanding used to calculate earnings per share was approximately 72,677,000, 74,158,000 and 78,779,000 in 1995, 1994
and 1993, respectively. The assumed exercise of outstanding stock options does not result in a material dilution of earnings per share.

NEW ACCOUNTING PRONOUNCEMENTS

    In March 1995, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. UNUM will adopt FAS 121 effective January 1, 1996. The adoption of FAS 121 is not expected to have a material effect on UNUM's results of operations or financial position.

    In October 1995, the FASB issued FAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. FAS 123 defines a new method of accounting for employee stock compensation plans using a fair value based method, under which compensation cost is measured and recognized in results of operations. Alternatively, FAS 123 allows an entity to retain the accounting method for employee stock compensation plans defined under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." If an entity retains the accounting defined under APB 25, certain pro forma disclosures of net income and earnings per share must be made as if the fair value based method defined under FAS 123 had been applied. UNUM is required to adopt FAS 123 effective January 1, 1996. UNUM has determined that it will retain the accounting methodology prescribed in APB 25 and will disclose the pro forma effects of such stock-based compensation as required in 1996.

NOTE 2.  INVESTMENTS
    Effective January 1, 1994, UNUM adopted FAS 115, "Accounting for Certain Investments in Debt and Equity Securities," which specified the accounting and reporting for certain investments in equity securities and for all investments in debt securities. UNUM adopted the provisions of FAS 115 for these investments held or acquired after January 1, 1994. Upon the adoption of FAS 115, UNUM increased unrealized gains on available for sale securities included in stockholders' equity on January 1, 1994, by $41.8 million (net of deferred taxes of $22.5 million) to reflect the unrealized holding gains on fixed maturities classified as available for sale that were previously carried at amortized cost. In addition, UNUM reclassified certain fixed maturities from held to maturity to available for sale on January 1, 1994, in connection with the adoption of FAS 115.

    In November 1995, the FASB issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," which provided a one-time opportunity to reassess the appropriateness of the

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2.  INVESTMENTS (CONTINUED)
classifications of securities described in FAS 115, and to reclassify fixed maturities from the held to maturity category without calling into question the intent to hold other debt securities to maturity in the future. On December 31, 1995, UNUM reassessed its fixed maturity portfolio and as allowed under the implementation guidance, reclassified fixed maturities with an amortized cost of $6,082.8 million and a related net unrealized gain of $393.0 million from the held to maturity category to available for sale. In connection with the reclassification of the held to maturity fixed maturities to available for sale, on December 31, 1995, UNUM adjusted its unpaid claims by $261.2 million to reflect the changes that would have been necessary if the unrealized gains and losses related to fixed maturities classified as available for sale had been realized.

    The following tables summarize the components of investment income, net realized investment gains and changes in unrealized investment gains (losses):

INVESTMENT INCOME
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                                             YEAR ENDED DECEMBER
                                                                                                                     31,
                                                                                                            ----------------------
(DOLLARS IN MILLIONS)                                                                                        1995    1994    1993
----------------------------------------------------------------------------------------------------------------------------------
Fixed maturities:
  Held to maturity........................................................................................  $488.0  $548.1  $570.1
  Available for sale......................................................................................   182.2    87.9    59.5
Equity securities available for sale......................................................................     5.3    10.4    12.6
Mortgage loans............................................................................................   119.9   137.4   165.2
Real estate...............................................................................................    15.2    15.8    12.8
Policy loans..............................................................................................     8.6    10.2    10.4
Other long-term investments...............................................................................     1.6     0.9     4.5
Short-term investments....................................................................................    27.1     8.5     7.1
                                                                                                            ------  ------  ------
    Gross investment income...............................................................................   847.9   819.2   842.2
Less investment expenses..................................................................................   (17.0)  (23.9)  (26.6)
Less investment income on participating individual life insurance policies and annuity contracts..........   (24.6)  (25.1)  (25.2)
                                                                                                            ------  ------  ------
    Investment income.....................................................................................  $806.3  $770.2  $790.4
                                                                                                            ------  ------  ------
                                                                                                            ------  ------  ------

NET REALIZED INVESTMENT GAINS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                                             YEAR ENDED DECEMBER
                                                                                                                     31,
                                                                                                            ----------------------
(DOLLARS IN MILLIONS)                                                                                        1995    1994    1993
----------------------------------------------------------------------------------------------------------------------------------
Gross realized investment gains:
  Fixed maturities:
    Held to maturity......................................................................................  $  0.1  $  0.2  $  6.1
    Available for sale....................................................................................    14.2    10.2     8.8
Equity securities available for sale......................................................................   253.3    93.1    57.8
Mortgage loans, real estate and other.....................................................................    19.4    13.5    12.5
                                                                                                            ------  ------  ------
    Gross realized investment gains.......................................................................   287.0   117.0    85.2
                                                                                                            ------  ------  ------
Gross realized investment losses:
  Fixed maturities:
    Held to maturity......................................................................................    (0.7)   (6.8)    3.4
    Available for sale....................................................................................   (12.8)  (28.8)   (1.0)
Equity securities available for sale......................................................................   (18.7)  (12.2)   (9.5)
Mortgage loans, real estate and other.....................................................................   (29.7)  (23.6)  (28.7)
                                                                                                            ------  ------  ------
    Gross realized investment losses......................................................................   (61.9)  (71.4)  (35.8)
                                                                                                            ------  ------  ------
      Net realized investment gains.......................................................................  $225.1  $ 45.6  $ 49.4
                                                                                                            ------  ------  ------
                                                                                                            ------  ------  ------

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2.  INVESTMENTS (CONTINUED)
CHANGE IN UNREALIZED GAINS ON AVAILABLE FOR SALE SECURITIES
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                                             YEAR ENDED DECEMBER
                                                                                                                     31,
                                                                                                            ----------------------
(DOLLARS IN MILLIONS)                                                                                        1995    1994    1993
----------------------------------------------------------------------------------------------------------------------------------
Fixed maturities available for sale.......................................................................  $612.7  $(60.8) $   --
Equity securities available for sale......................................................................  (131.6)  (86.0)   43.2
Unpaid claims adjustment..................................................................................  (261.2)     --      --
Deferred taxes............................................................................................   (56.4)   47.3   (15.2)
                                                                                                            ------  ------  ------
  Total change in unrealized gains on available for sale securities, as included in stockholders'
   equity.................................................................................................  $163.5  $(99.5) $ 28.0
                                                                                                            ------  ------  ------
                                                                                                            ------  ------  ------

FIXED MATURITIES

    The amortized cost and fair values of fixed maturities at December 31, 1995, were as follows:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                                   GROSS        GROSS
                                                                                    AMORTIZED   UNREALIZED   UNREALIZED     FAIR
(DOLLARS IN MILLIONS)                                                                 COST         GAINS       LOSSES       VALUE
-----------------------------------------------------------------------------------------------------------------------------------
Available for sale:
  U.S. Government................................................................   $   402.6    $    10.3    $      --   $   412.9
  States and municipalities......................................................       670.5         23.7         (0.7)      693.5
  Foreign governments............................................................       229.4         26.1         (0.5)      255.0
  Public utilities...............................................................     1,617.8        117.6         (0.6)    1,734.8
  Corporate bonds................................................................     5,617.9        377.3         (2.7)    5,992.5
  Redeemable preferred stocks....................................................        27.8          1.5         (1.2)       28.1
  Mortgage-backed securities.....................................................        17.5          1.1           --        18.6
                                                                                   -----------  -----------  -----------  ---------
    Total available for sale.....................................................   $ 8,583.5    $   557.6    $    (5.7)  $ 9,135.4
                                                                                   -----------  -----------  -----------  ---------
                                                                                   -----------  -----------  -----------  ---------

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2.  INVESTMENTS (CONTINUED)
    The amortized cost and fair values of fixed maturities at December 31, 1994, were as follows:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                                   GROSS        GROSS
                                                                                    AMORTIZED   UNREALIZED   UNREALIZED     FAIR
(DOLLARS IN MILLIONS)                                                                 COST         GAINS       LOSSES       VALUE
-----------------------------------------------------------------------------------------------------------------------------------
Held to maturity:
  U.S. Government................................................................   $    10.9    $      --    $      --   $    10.9
  States and municipalities......................................................       631.8          9.1        (31.3)      609.6
  Foreign governments............................................................       176.1         12.4         (1.4)      187.1
  Public utilities...............................................................     1,375.5         12.8        (46.8)    1,341.5
  Corporate bonds................................................................     4,014.3         92.7       (106.8)    4,000.2
  Mortgage-backed securities.....................................................        10.8          0.5           --        11.3
  Other debt securities..........................................................         7.8          0.2           --         8.0
                                                                                   -----------  -----------  -----------  ---------
    Total held to maturity.......................................................   $ 6,227.2    $   127.7    $  (186.3)  $ 6,168.6
                                                                                   -----------  -----------  -----------  ---------
                                                                                   -----------  -----------  -----------  ---------
Available for sale:
  U.S. Government................................................................   $   353.2    $     0.8    $    (7.5)  $   346.5
  States and municipalities......................................................       433.2          2.3        (13.9)      421.6
  Foreign governments............................................................        58.9          0.2         (1.5)       57.6
  Public utilities...............................................................       229.4          3.8         (9.6)      223.6
  Corporate bonds................................................................       552.1          0.8        (31.8)      521.1
  Redeemable preferred stocks....................................................        63.2          2.9         (7.0)       59.1
  Mortgage-backed securities.....................................................        11.4          0.1         (0.4)       11.1
                                                                                   -----------  -----------  -----------  ---------
    Total available for sale.....................................................   $ 1,701.4    $    10.9    $   (71.7)  $ 1,640.6
                                                                                   -----------  -----------  -----------  ---------
                                                                                   -----------  -----------  -----------  ---------

    The amortized cost and fair value of fixed maturities at December 31, 1995, by contractual maturity date, are shown below. Expected maturities will differ from contractual maturities since certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                                             AMORTIZED     FAIR
(DOLLARS IN MILLIONS)                                                                                          COST        VALUE
----------------------------------------------------------------------------------------------------------------------------------
Available for sale:
  Due in one year or less.................................................................................   $   742.9   $   753.1
  Due after one year through five years...................................................................     3,325.4     3,481.5
  Due after five years through ten years..................................................................     3,672.5     3,958.0
  Due after ten years.....................................................................................       825.2       924.2
                                                                                                            -----------  ---------
                                                                                                               8,566.0     9,116.8
  Mortgage-backed securities (primarily due after 10 years)...............................................        17.5        18.6
                                                                                                            -----------  ---------
    Total available for sale..............................................................................   $ 8,583.5   $ 9,135.4
                                                                                                            -----------  ---------
                                                                                                            -----------  ---------

    During 1995, UNUM sold fixed maturities of two issuers classified as held to maturity with an amortized cost of $4.0 million due to evidence of significant deterioration of the issuers' creditworthiness, as evidenced by bankruptcy filings. These sales resulted in a net realized loss of $1.2 million.

    During 1994, UNUM sold fixed maturities of five issuers classified as held to maturity with an amortized cost of $49.8 million due to evidence of significant deterioration of the issuers' creditworthiness. These sales resulted in a net realized loss of $3.0 million.

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2.  INVESTMENTS (CONTINUED)
EQUITY SECURITIES

    The fair values, which also represent carrying amounts, and the cost of equity securities available for sale were as follows at December 31, 1995:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                                                               FAIR
(DOLLARS IN MILLIONS)                                                                                                   COST   VALUE
------------------------------------------------------------------------------------------------------------------------------------
Common stocks:
  Industrial, miscellaneous and all other.............................................................................  $21.1  $25.2
                                                                                                                        -----  -----
                                                                                                                        -----  -----

    Gross unrealized investment gains on equity securities available for sale totaled $5.5 million and $158.7 million and losses totaled $1.4 million and $23.0 million, at December 31, 1995, and 1994, respectively.

MORTGAGE LOANS

    Effective January 1, 1995, UNUM adopted Financial Accounting Standard ("FAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and FAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures," which defined the principles to measure and record an impaired loan. When it is probable that UNUM will be unable to collect all amounts of principal and interest due according to the contractual terms of a loan agreement, the loan is deemed impaired. Once a loan is determined to be impaired, an allowance for probable losses is established for the difference between the carrying amount of the loan and its estimated value. The estimated value is based on either the present value of expected future cash flows discounted using the loan's effective interest rate, the loan's observable market price or the fair value of the collateral. The adoption of FAS 114 and FAS 118 did not have a material effect on UNUM's results of operations or financial position.

    At December 31, 1995, the recorded investment in impaired loans amounted to $50.1 million. Included in the $50.1 million was $38.4 million of loans which had a related allowance for probable losses of $7.1 million, and $11.7 million of loans which had no related allowance for probable losses. Mortgage loans that were restructured prior to the adoption of FAS 114 amounted to $59.9 million and $73.6 million at December 31, 1995, and 1994, respectively. Troubled debt restructurings represent loans that are refinanced with terms more favorable to the borrower. Interest foregone on these loans was not material for the years ended December 31, 1995, 1994 or 1993.

OTHER

    Real estate acquired in satisfaction of debt cumulatively amounts to $107.6 million at December 31, 1995. Real estate held for sale amounted to $35.5 million at December 31, 1995, and $31.0 million at December 31, 1994.

    Mortgages with an amortized cost of $1.9 million, real estate with a depreciated cost of $4.7 million and no bonds were non-income producing for the twelve months ended December 31, 1995. Interest lost on these investments was not material in 1995, 1994 or 1993.

    UNUM was committed at December 31, 1995, to purchase fixed maturities and other invested assets in the amount of $91.2 million.

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3. ALLOWANCE FOR PROBABLE LOSSES ON INVESTED ASSETS AND REAL ESTATE HELD FOR SALE
    Changes in the allowance for probable losses on invested assets and real estate held for sale were as follows:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                      BALANCE AT                            BALANCE
                                                                                      BEGINNING                             AT END
(DOLLARS IN MILLIONS)                                                                  OF YEAR     ADDITIONS   DEDUCTIONS   OF YEAR
-----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1995
  Mortgage loans....................................................................    $43.2        $ 9.2       $(13.2)     $39.2
  Real estate held for sale.........................................................     13.2          6.3         (0.4)      19.1
                                                                                        -----      ---------   ----------   -------
    Total...........................................................................    $56.4        $15.5       $(13.6)     $58.3
                                                                                        -----      ---------   ----------   -------
Year Ended December 31, 1994
  Fixed maturities held to maturity and available for sale..........................    $ 0.3        $  --       $ (0.3)     $  --
  Mortgage loans....................................................................     48.6          8.5        (13.9)      43.2
  Real estate held for sale.........................................................     20.9          0.8         (8.5)      13.2
                                                                                        -----      ---------   ----------   -------
    Total...........................................................................    $69.8        $ 9.3       $(22.7)     $56.4
                                                                                        -----      ---------   ----------   -------
Year Ended December 31, 1993
  Fixed maturities held to maturity and available for sale..........................    $ 4.1        $(3.8)      $   --      $ 0.3
  Mortgage loans....................................................................     51.5          4.8         (7.7)      48.6
  Real estate held for sale.........................................................     13.6         18.8        (11.5)      20.9
                                                                                        -----      ---------   ----------   -------
    Total...........................................................................    $69.2        $19.8       $(19.2)     $69.8
                                                                                        -----      ---------   ----------   -------
                                                                                        -----      ---------   ----------   -------

    Additions  represent  charges   to  net  realized   investment  gains   less
recoveries,   and  deductions  represent  reserves  released  upon  disposal  or restructuring of the related asset.

    Subsequent to January 1, 1994, adjustments for other than temporary declines in value of all fixed maturities are recorded as a direct adjustment to the securities' carrying value.

NOTE 4.  DERIVATIVE FINANCIAL INSTRUMENTS
    UNUM  periodically  uses  common derivative  financial  instruments  such as options, futures and forward exchange contracts to hedge certain risks associated with future investments and certain payments denominated in foreign currencies, primarily British pound sterling, Canadian dollar and Japanese yen. These derivative financial instruments are used to protect UNUM from the effect of market fluctuations in interest and exchange rates between the contract date and the date on which the hedged transaction occurs. In using these instruments, UNUM is subject to the off-balance-sheet risk that the counterparties to the transactions will fail to completely perform as contracted. UNUM manages this risk by only entering into contracts with highly rated institutions and listed exchanges. UNUM does not intend to hold derivative financial instruments for the purpose of trading. At December 31, 1995, and 1994, UNUM had no open derivative financial instruments.

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5.  REINSURANCE
    UNUM, through its life insurance subsidiaries, is involved in both the cession and assumption of reinsurance with other companies. Risks are reinsured with other companies to reduce UNUM's exposure to large losses and permit recovery of a portion of direct losses. UNUM remains liable to the insured for the payment of policy benefits if the reinsurers cannot meet their obligations under the reinsurance agreements. Deferred policy acquisition costs, premiums and expenses are stated net of reinsurance ceded to other companies.

    The effect of reinsurance on premiums earned and written for the years ended December 31, 1995, 1994 and 1993 was as follows:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(DOLLARS IN MILLIONS)                                                                             1995       1994       1993
-------------------------------------------------------------------------------------------------------------------------------
Premiums earned:
  Direct......................................................................................  $ 2,842.9  $ 2,663.1  $ 2,331.5
  Assumed.....................................................................................      241.5      170.7      192.6
  Ceded.......................................................................................      (66.2)    (112.5)     (50.0)
                                                                                                ---------  ---------  ---------
    Premiums earned...........................................................................  $ 3,018.2  $ 2,721.3  $ 2,474.1
                                                                                                ---------  ---------  ---------
Premiums written:
  Direct......................................................................................  $ 2,877.2  $ 2,702.7  $ 2,335.6
  Assumed.....................................................................................      250.4      170.9      196.2
  Ceded.......................................................................................      (64.4)    (112.6)     (50.5)
                                                                                                ---------  ---------  ---------
    Premiums written..........................................................................  $ 3,063.2  $ 2,761.0  $ 2,481.3
                                                                                                ---------  ---------  ---------
                                                                                                ---------  ---------  ---------

    For the years ended December 31, 1995, 1994 and 1993, recoveries recognized under reinsurance agreements reduced benefits to policyholders by $58.9 million, $53.3 million, and $28.9 million, respectively.

NOTE 6.  BUSINESS RESTRUCTURING AND OTHER CHARGES
    Charges of $8.4 million and $14.4 million were recorded in 1995 and 1994, respectively, related to the acceleration of organizational changes within UNUM Life Insurance Company of America and the decision to discontinue the individual disability non-cancellable product. Partially offsetting the charge recorded in 1995 was a $3.4 million curtailment gain, related to workforce reductions in UNUM Corporation's noncontributory defined benefit pension plan.

    The following is a summary of restructuring and other charges:

            -------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
                                                                                          NUMBER OF   SEVERANCE   EXIT
(DOLLARS IN MILLIONS)                                                                     EMPLOYEES     COST      COST   TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1994...............................................................     379       $  9.2     $ 5.2  $ 14.4
1995 Charge.............................................................................      --          4.5       3.9     8.4
Amounts paid in 1995....................................................................    (373)       (13.3)     (2.6)  (15.9)
                                                                                             ---      ---------   -----  ------
Balance December 31, 1995...............................................................       6       $  0.4     $ 6.5  $  6.9
                                                                                             ---      ---------   -----  ------
                                                                                             ---      ---------   -----  ------

    Exit costs, which relate to certain leased facilities and equipment, are expected to be paid as follows: $3.0 million in 1996; $3.2 million in 1997; and $0.3 million in 1998.

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7.  EMPLOYEE BENEFIT PLANS

PENSION PLANS

    UNUM has a noncontributory defined benefit pension plan covering substantially all domestic employees, excluding employees of Colonial Companies, Inc., and Duncanson & Holt, Inc., who are covered under separate plans. The plan provides benefits based on the employee's years of service and compensation during the highest five consecutive years out of the last ten years of employment. UNUM funds the plan in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended. Plan assets consist primarily of group annuity contracts and include 224,392 shares of UNUM Corporation common stock.

    Net pension cost included the following components:

         -------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
                                                                                                     YEAR ENDED DECEMBER
                                                                                                             31,
                                                                                                    ----------------------
(DOLLARS IN MILLIONS)                                                                                1995    1994    1993
--------------------------------------------------------------------------------------------------------------------------
Service cost -- benefits earned during the year...................................................  $  7.7  $  9.2  $  8.6
Interest cost on projected benefit obligation.....................................................    12.3    11.6    10.9
Actual return on plan assets......................................................................   (42.5)    3.3   (16.5)
Net amortization and deferral.....................................................................    28.2   (16.5)    5.2
Curtailment gain..................................................................................    (3.4)     --      --
                                                                                                    ------  ------  ------
    Net pension cost..............................................................................  $  2.3  $  7.6  $  8.2
                                                                                                    ------  ------  ------
                                                                                                    ------  ------  ------

    The funded status of the plan and amounts recognized in UNUM's Consolidated Balance Sheets, as determined by the plan's actuaries, were as follows:

             -------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  DECEMBER 31,
                                                                                                              --------------------
(DOLLARS IN MILLIONS)                                                                                           1995       1994
----------------------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligation:
  Vested benefit obligation.................................................................................  $   174.4  $    96.2
                                                                                                              ---------  ---------
                                                                                                              ---------  ---------
  Accumulated benefit obligation............................................................................  $   178.7  $    99.1
                                                                                                              ---------  ---------
                                                                                                              ---------  ---------
Projected benefit obligation for service rendered to date...................................................  $  (183.9) $  (141.9)
Plan assets at fair value...................................................................................      192.7      153.5
                                                                                                              ---------  ---------
Projected benefit obligation less than plan assets..........................................................        8.8       11.6
Unrecognized net gain.......................................................................................       (0.7)     (26.2)
Unrecognized prior service cost.............................................................................      (17.0)      (3.3)
Unamortized net obligation..................................................................................        2.1        2.7
                                                                                                              ---------  ---------
    Accrued pension cost....................................................................................  $    (6.8) $   (15.2)
                                                                                                              ---------  ---------
                                                                                                              ---------  ---------

    The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.25% and 4.70%, respectively, at December 31, 1995, and 8.25% and 5.20%, respectively, at December 31, 1994. The expected long-term rate of return on plan assets was 9.0% in 1995 and 1994, and 8.25% in 1993. Prior year service costs are being amortized on a straight-line basis over expected employment periods for active employees.

    In December 1995, the Board of Directors of UNUM Corporation approved an amendment to the pension plan that included a new benefit formula.

    UNUM also administers certain supplemental retirement plans for eligible employees and officers and certain other pension plans. The cost of these plans was not significant for the years ended December 31, 1995, 1994 and 1993.

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7.  EMPLOYEE BENEFIT PLANS (CONTINUED)
RETIREMENT SAVINGS PLANS

    UNUM has several retirement savings and profit sharing plans for substantially all full-time and part-time employees who work 1,000 hours a year and have been employed for at least one year. Dependent upon which plan the employee participates in, eligible employees may contribute primarily up to 10% of their annual base salary, and UNUM matches a portion of each employee's contribution up to 6% of the employee's bi-weekly compensation. Participants may become 100% vested immediately upon becoming eligible to participate, or incrementally over a five year period. In 1995, 1994 and 1993, expense for these plans amounted to $8.4 million, $8.4 million and $8.3 million, respectively.

    UNUM intends to introduce single pension and retirement savings plans for all domestic employees effective January 1, 1997.

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

    Postretirement benefits expense included the following components:

    -------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
                                                                                                    YEAR ENDED
                                                                                                     DECEMBER
                                                                                                        31,
                                                                                                    -----------
(DOLLARS IN MILLIONS)                                                                               1995   1994
---------------------------------------------------------------------------------------------------------------
Service cost......................................................................................  $ 4.2  $3.8
Interest cost.....................................................................................    5.8   4.4
                                                                                                    -----  ----
    Postretirement benefits expense...............................................................  $10.0  $8.2
                                                                                                    -----  ----
                                                                                                    -----  ----

    The following represents the unfunded accumulated postretirement benefits obligation as determined by the plans' actuaries:

    -------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
                                                                                                     DECEMBER
                                                                                                        31,
                                                                                                    -----------
(DOLLARS IN MILLIONS)                                                                               1995   1994
---------------------------------------------------------------------------------------------------------------
Retirees..........................................................................................  $21.5  $21.3
Active employees fully eligible...................................................................    9.3   4.5
Other active participants.........................................................................   41.5  38.9
                                                                                                    -----  ----
Accumulated postretirement benefits obligation....................................................   72.3  64.7
Unrecognized other amounts........................................................................    0.1  (1.0)
                                                                                                    -----  ----
    Accrued postretirement benefits cost..........................................................  $72.4  $63.7
                                                                                                    -----  ----
                                                                                                    -----  ----

    Under UNUM's plans, the cost of covered health care benefits is assumed to increase 8.75% for retirees less than 65 years old, and 6.67% for retirees 65 years and older for 1996. These rates are assumed to decrease incrementally to 5.00% by 2001, and remain at that level thereafter. The weighted average discount rates used in determining the accumulated

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7.  EMPLOYEE BENEFIT PLANS (CONTINUED)
postretirement benefits obligation were 7.25% at December 31, 1995, and 8.00% and 8.25%, at December 31, 1994. The rates of increase in future compensation levels used in determining the accumulated postretirement benefits obligation were 4.7% and 5.2%, at December 31, 1995 and 1994, respectively.

    At December 31, 1995, a 1% increase in the trend rate for health care costs would increase the accumulated postretirement benefits obligation by $17.3 million and postretirement benefits expense by $2.7 million.

NOTE 8.  STOCK BASED COMPENSATION AND INCENTIVE PLANS

LONG-TERM STOCK INCENTIVE PLAN AND EXECUTIVE STOCK OPTION PLAN

    The 1990 Long-Term Stock Incentive Plan ("Incentive Plan") provides for granting of restricted shares of UNUM Corporation common stock to key officers. The Incentive Plan also provides for granting of options to officers, non-employee directors of UNUM Corporation and key employees, to purchase UNUM Corporation common stock over ten years at a price not less than 100% of the fair market value on the date of grant. The maximum number of shares reserved for issuance under the Incentive Plan was 6,800,000 in 1995, 1994 and 1993. At December 31, 1995, 1994 and 1993, 1,680,235 shares, 2,511,145 shares, and
3,316,734  shares, respectively,  were available  for grant  under the Incentive
Plan.

    The restriction period for each restricted stock award under the Incentive Plan is in excess of three years, with the restrictions lapsing as a result of the achievement of prescribed financial performance objectives during each three year period, with the exception of 20,200 shares granted in 1995 and 10,000 shares granted in 1994, on which restrictions will lapse upon the grantee remaining in the employ of UNUM for a prescribed period of time. Plan participants are entitled to cash dividends and voting rights on their respective shares. All other restricted stock shares issued remained subject to restrictions.

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

    Between 1991 and 1994, certain officers were granted limited stock appreciation rights ("LSARs") in tandem with their outstanding options. LSARs afford the optionee the right to receive payment upon a change in control as defined in the plans equal to the higher of the excess of the highest price per share paid in connection with such change in control or the fair market value per share, over the option price per share. As an underlying stock option is exercised, the LSARs are automatically canceled. At December 31, 1995, 1994 and 1993, there were 480,825 LSARs, 590,275 LSARs, and 556,500 LSARs outstanding, respectively.

THE 1998 GOALS STOCK OPTION PLAN

    The 1998 Goals Stock Option Plan ("1998 Option Plan") was introduced in January 1995. The 1998 Option Plan provides for granting to all eligible employees up to 150 options to purchase UNUM Corporation common stock at a price not less than 100% of the fair market value on the date of the grant. The options will vest to the employee in nine years from the date of the grant; however, if UNUM achieves its 1998 goals, vesting will be accelerated to early 1999. During 1995, 1,105,350 shares were granted under the 1998 Option Plan. Options outstanding under the 1998 Option Plan are included in the summary of stock options.

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8.  STOCK BASED COMPENSATION AND INCENTIVE PLANS (CONTINUED)
    The  following  is  a  summary   of  stock  options  and  restricted   stock
information:

            -------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                         OPTIONS    RESTRICTED
                                                                                                                       STOCK
-------------------------------------------------------------------------------------------------------------------------------
Outstanding at January 1, 1993........................................................................   3,126,882     115,400
1993 Activity:
  Granted at $52.88 to $57.75 per share...............................................................   1,031,650          --
  Granted for restricted stock........................................................................          --      32,525
  Exercised at $9.03 to $36.75 per share..............................................................    (655,300)         --
  Canceled/reissued...................................................................................    (100,278)     (1,500)
                                                                                                        ----------  -----------
Outstanding at December 31, 1993......................................................................   3,402,954     146,425
                                                                                                        ----------  -----------
1994 Activity:
  Granted at $38.00 to $51.31 per share...............................................................     884,375          --
  Granted for restricted stock........................................................................          --      46,850
  Lapse of restrictions on restricted stock...........................................................          --     (80,800)
  Exercised at $9.03 to $47.88 per share..............................................................    (282,729)         --
  Canceled/reissued...................................................................................    (151,578)     (2,525)
                                                                                                        ----------  -----------
Outstanding at December 31, 1994......................................................................   3,853,022     109,950
                                                                                                        ----------  -----------
1995 Activity:
  Granted at $38.00 to $54.75 per share...............................................................   2,200,000          --
  Granted for restricted stock........................................................................          --      70,950
  Lapse of restrictions on restricted stock...........................................................          --     (33,100)
  Exercised at $10.81 to $56.38 per share.............................................................    (541,188)         --
  Canceled/reissued...................................................................................    (314,200)     (5,600)
                                                                                                        ----------  -----------
Outstanding at December 31, 1995......................................................................   5,197,634     142,200
                                                                                                        ----------  -----------
                                                                                                        ----------  -----------

    The number of exercisable shares as of December 31, 1995, 1994 and 1993, was 2,108,060 shares, 1,975,219 shares, and 1,396,182 shares, respectively.

ANNUAL INCENTIVE PLANS

    UNUM has several annual incentive plans for certain employees and executive officers, that provide additional compensation based on achievement of predetermined annual corporate and affiliate financial and non-financial goals. In 1995, 1994 and 1993, expense for these plans was $19.9 million, $7.5 million and $27.9 million, respectively.

NOTE 9.  INCOME TAXES
    Effective January 1, 1993, UNUM adopted Financial Accounting Standard No. 109, "Accounting for Income Taxes," which changed the method for calculating and reporting deferred income taxes in the financial statements from the deferred method to the liability method. The liability method requires that deferred tax liabilities or assets at the end of each period be determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Under this method, income tax will increase or decrease in the same period in which a change in tax rate is enacted. The cumulative effect of this accounting change amounted to a $20.0 million increase in net income, or $0.25 per share, for the year ended December 31, 1993.

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9.  INCOME TAXES (CONTINUED)
    A reconciliation of income taxes computed by applying the federal income tax rate to income before income taxes and the consolidated income tax expense charged to operations follows:

        -------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
                                                                                                   YEAR ENDED DECEMBER
                                                                                                           31,
                                                                                                  ----------------------
(DOLLARS IN MILLIONS)                                                                              1995    1994    1993
------------------------------------------------------------------------------------------------------------------------
Tax at federal statutory rate of 35%............................................................  $133.7  $ 69.5  $161.1
Tax-exempt income...............................................................................   (30.0)  (32.0)  (29.4)
Prior years' taxes..............................................................................    (6.6)     --    (2.0)
State income tax................................................................................     3.8     2.2     3.9
Adjustment to deferred tax liability due to tax rate increase...................................      --      --     7.8
Realized investment gains.......................................................................    (5.0)   (1.3)     --
Other...........................................................................................     4.9     5.5     6.9
                                                                                                  ------  ------  ------
    Income taxes................................................................................  $100.8  $ 43.9  $148.3
                                                                                                  ------  ------  ------
                                                                                                  ------  ------  ------

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

    Deferred income tax liabilities and assets consist of the following:

             -------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 DECEMBER 31,
                                                                                                             --------------------
(DOLLARS IN MILLIONS)                                                                                          1995       1994
---------------------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Deferred policy acquisition costs........................................................................  $   321.6  $   298.9
  Policy reserve adjustments...............................................................................         --       59.3
  Net unrealized gains.....................................................................................      174.0       27.1
  Value of business acquired...............................................................................       17.7       17.9
  Invested assets..........................................................................................       10.9       28.9
  Other....................................................................................................       16.0       10.6
                                                                                                             ---------  ---------
    Gross deferred tax liabilities.........................................................................      540.2      442.7
                                                                                                             ---------  ---------
Deferred tax assets:
  Alternative minimum tax credit carryforwards.............................................................       29.0       45.3
  Policy reserve adjustments...............................................................................       65.9         --
  Net realized losses......................................................................................       25.1       15.0
  Postretirement benefits..................................................................................       22.1       20.3
  Loss carryforward........................................................................................        1.0        5.9
  Other....................................................................................................       11.1        7.6
                                                                                                             ---------  ---------
    Gross deferred tax assets..............................................................................      154.2       94.1
Less valuation allowance...................................................................................        6.0         --
                                                                                                             ---------  ---------
    Net deferred tax assets................................................................................      148.2       94.1
                                                                                                             ---------  ---------
Net deferred tax liability.................................................................................  $   392.0  $   348.6
                                                                                                             ---------  ---------
                                                                                                             ---------  ---------

    Deferred income taxes relating to cumulative net unrealized gains on available for sale fixed maturity and equity securities were $174.0 million, $27.1 million and $79.4 million at December 31, 1995, 1994 and 1993, respectively.

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9.  INCOME TAXES (CONTINUED)
    A valuation allowance is established when it is more likely than not that deferred tax assets will not be realized. UNUM established a valuation allowance of $6.0 million in 1995 to reflect the estimated amount of deferred tax assets which may not be realized related to certain reported foreign subsidiaries' losses.

    As of December 31, 1995, deferred U.S. income taxes have not been provided on the accumulated earnings of UNUM's foreign subsidiaries. These earnings could generate additional U.S. tax if remitted to UNUM Corporation.

    Prior to the Tax Reform Act of 1984 ("1984 Act"), half the excess of the tax basis gain from operations of a life insurance company over its taxable investment income was currently taxable. The other half was set aside in a Policyholders Surplus Account, together with certain special life insurance company deductions. The cumulative amount in the Policyholders Surplus Account as of December 31, 1983, was frozen by the 1984 Act and amounted to $31.8 million at December 31, 1995. Any direct or indirect distributions from this account would be taxed at current tax rates; however, no provision has been made for related taxes. If the amount set aside in this account were taxed at the current rate at December 31, 1995, for all life insurance subsidiaries, the tax would have amounted to $11.1 million.

    UNUM's Consolidated Statements of Income for 1995, 1994 and 1993, included the following amounts of foreign income and related income tax expense:

    -------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
                                                                                            YEAR ENDED DECEMBER
                                                                                                    31,
                                                                                            --------------------
(DOLLARS IN MILLIONS)                                                                       1995   1994    1993
----------------------------------------------------------------------------------------------------------------
Foreign income............................................................................  $(1.2) $24.2  $ 20.9
                                                                                            -----  -----  ------
                                                                                            -----  -----  ------
Income tax expense (credit):
  Current.................................................................................  $ 1.4  $ 0.7  $(12.5)
  Deferred................................................................................   (0.2)   9.7    20.2
                                                                                            -----  -----  ------
    Total.................................................................................  $ 1.2  $10.4  $  7.7
                                                                                            -----  -----  ------
                                                                                            -----  -----  ------

    UNUM subsidiaries had operating loss carryforwards totaling $2.5 million and alternative minimum tax ("AMT") credit carryforwards totaling $29.0 million as of December 31, 1995. The operating loss carryforwards will expire, if not utilized, in 1999 through 2002. The AMT credits can be carried forward indefinitely.

NOTE 10.  NOTES PAYABLE
    Notes payable consisted of the following at December 31, 1995, and 1994:

             -------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 DECEMBER 31,
                                                                                                             --------------------
(DOLLARS IN MILLIONS)                                                                                          1995       1994
---------------------------------------------------------------------------------------------------------------------------------
Short-term debt:
  Commercial paper.........................................................................................  $    82.4  $   216.5
  Other notes payable, with weighted average interest rate of 1.0% in 1995 and 2.7% in 1994................       29.1       30.1
  Medium-term notes payable, due 1996, with interest rate of 6.2%..........................................       15.0         --
                                                                                                             ---------  ---------
    Total short-term debt..................................................................................      126.5      246.6
                                                                                                             ---------  ---------
Long-term debt:
  Medium-term notes payable due 1997 to 2024 with interest rates ranging from 5.1% to 7.5%.................      290.4      180.8
  Monthly income debt securities, due 2025, with interest rate of 8.8%
   $172.5 million issued net of unamortized offering costs of $5.6 million.................................      166.9         --
  Other notes payable......................................................................................         --        1.3
                                                                                                             ---------  ---------
    Total long-term debt...................................................................................      457.3      182.1
                                                                                                             ---------  ---------
    Total notes payable....................................................................................  $   583.8  $   428.7
                                                                                                             ---------  ---------
                                                                                                             ---------  ---------

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10.  NOTES PAYABLE (CONTINUED)
    At December 31, 1995, UNUM Corporation had a $500 million committed revolving credit facility that expires on October 1, 1999. UNUM's commercial paper program is supported by the revolving credit facility and is available for general liquidity needs, capital expansion, acquisitions or stock repurchase. The committed revolving credit facility contains certain covenants which, among other provisions, require maintenance of certain levels of stockholders' equity and limits on debt levels. The commercial paper outstanding at December 31, 1995, and 1994, had a weighted average interest rate of 5.88% and 6.34%, respectively.

    Aggregate  maturities of notes payable  are as follows: 1996-$126.5 million;
1997-$48.5  million;   1998-$68.0  million;   1999-$21.5  million;   2000-$60.0;
thereafter-$259.3 million.

NOTE 11.  CAPITAL STOCK AND PREFERRED STOCK PURCHASE RIGHTS
    At December 31, 1995, approximately 2.7 million shares of common stock remained authorized for stock repurchase. During 1995, UNUM did not acquire any shares in the open market. During 1994 and 1993, UNUM repurchased 3.9 million and 3.7 million shares, respectively, in the open market. The aggregate cost of the 1994 and 1993 repurchases was $183.3 million and $192.5 million, respectively, which was primarily funded through additional borrowings.

    Under the Long-Term Stock Incentive Plan and Executive Stock Option Plan and the plans of Colonial Companies, Inc. (see Note 8 "Stock Based Compensation and Incentive Plans"), 612,138 shares, 329,579 shares, and 687,825 shares were issued in 1995, 1994 and 1993, respectively.

    UNUM adopted a Shareholder Rights Plan on March 13, 1992. Under the Plan, each Right, under certain specific circumstances, entitles the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $150. The Rights become exercisable at a specified time after (1) a person or group acquires 10% or more of UNUM Corporation common stock or (2) a tender or exchange offer for 10% or more of UNUM Corporation common stock. The Rights expire at the close of business on March 13, 2002, unless earlier redeemed by the Company under certain circumstances at a price of $0.01 per Right.

NOTE 12.  DIVIDEND RESTRICTIONS
    UNUM is subject to various state insurance regulatory restrictions that limit the maximum amount of dividends available from its United States domiciled insurance subsidiaries without prior approval. Under current law, during 1996 approximately $135 million will be available for payment of dividends to UNUM Corporation without state insurance regulatory approval. Dividends in excess of this amount may only be paid with state insurance regulatory approval. The aggregate statutory capital and surplus of the United States domiciled insurance subsidiaries of UNUM Corporation was approximately $1,149 million and $840 million, at December 31, 1995, and 1994, respectively. The aggregate statutory net income of UNUM Corporation's United States domiciled insurance subsidiaries was approximately $290 million, $70 million and $216 million for 1995, 1994 and 1993, respectively. State insurance regulatory authorities prescribe statutory accounting practices that differ in certain respects from generally accepted accounting principles. The significant differences relate to deferred acquisition costs, deferred income taxes, non-admitted asset balances, required investment risk reserves and reserve calculation assumptions.

    UNUM Corporation also has the ability to draw a dividend of approximately $19 million from its United Kingdom based affiliate, UNUM Limited, subject to certain U.S. tax consequences.

NOTE 13.  LITIGATION
    In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at December 31, 1995. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position or the consolidated operating results of UNUM.

    On December 29, 1993, UNUM filed a suit in the United States District Court for the District of Maine, seeking a federal income tax refund. The suit is based on a claim for a deduction in certain prior tax years, for $652 million in cash

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13.  LITIGATION (CONTINUED)
and stock distributed to policyholders in connection with the 1986 conversion of Union Mutual Life Insurance Company to a stock company. Although UNUM believes its claims are meritorious, the United States is aggressively resisting the claims and the ultimate recovery, if any, cannot be determined at this time.

NOTE 14.  SUBSEQUENT EVENT
    On January 24, 1996, UNUM America entered into an agreement for the sale of its group tax-sheltered annuity ("TSA") business to The Lincoln National Life Insurance Company ("Lincoln Life"), a part of Lincoln National Corporation, and to a new New York insurance subsidiary of Lincoln Life. The agreement also contemplates that First UNUM will enter into a similar agreement with Lincoln Life's New York insurance subsidiary. The sale, which is subject to regulatory approvals, involves approximately 1,700 group contractholders and assets under management of approximately $3 billion. The agreement initially contemplates the reinsurance of these contracts under an indemnity reinsurance arrangement. These contracts will then be reinsured pursuant to an assumption reinsurance arrangement upon consent of the TSA contractholders and/or participants. The purchase price (ceding commission) at closing is expected to be approximately $70 million. It is anticipated that it will take several months (perhaps six to nine months) to obtain the necessary approvals and otherwise close the sale. There is no guarantee that the sale will close.

    Historical results of the TSA business included in UNUM's Consolidated Statements of Income were as follows:

        -------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
                                                                                                   YEAR ENDED DECEMBER
                                                                                                           31,
(DOLLARS IN MILLIONS, EXCEPT                                                                      ----------------------
PER COMMON SHARE DATA)                                                                             1995    1994    1993
------------------------------------------------------------------------------------------------------------------------
Revenues........................................................................................  $247.6  $238.1  $250.2
Net income......................................................................................  $ 31.1  $ 29.9  $ 24.7
Net income per common share.....................................................................  $ 0.43  $ 0.40  $ 0.31

NOTE 15.  FAIR VALUES OF FINANCIAL INSTRUMENTS
    Fair values are based on quoted market prices, when available. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These valuation techniques require management to develop a significant number of assumptions, including discount rates and estimates of future cash flow. Derived fair value estimates cannot be substantiated by comparison to independent markets or to disclosures by other companies with similar financial instruments. These fair value disclosures do not purport to be the amount that could be realized in immediate settlement of the financial instrument.

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15.  FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

    The following table summarizes the carrying amounts and fair values of UNUM's financial instruments at December 31, 1995, and 1994:

           -------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
                                                                                            1995                  1994
                                                                                    --------------------  --------------------
                                                                                    CARRYING     FAIR     CARRYING     FAIR
(DOLLARS IN MILLIONS)                                                                AMOUNT      VALUE     AMOUNT      VALUE
------------------------------------------------------------------------------------------------------------------------------
Financial assets:
  Fixed maturities:
    Available for sale............................................................  $ 9,135.4  $ 9,135.4  $ 1,640.6  $ 1,640.6
    Held to maturity..............................................................         --         --    6,227.2    6,168.6
  Equity securities available for sale............................................       25.2       25.2      627.9      627.9
  Mortgage loans..................................................................    1,163.4    1,274.9    1,216.3    1,265.4
  Policy loans....................................................................      219.2      219.2      201.0      201.0
  Short-term investments..........................................................      896.7      896.7      291.9      291.9
  Cash............................................................................       42.5       42.5       36.1       36.1
  Accrued investment income.......................................................      208.5      208.5      195.9      195.9
Financial liabilities:
  Other policyholder funds:
    Investment-type insurance contracts:
      With defined maturities.....................................................  $   400.0  $   440.0  $   667.0  $   685.0
      With no defined maturities..................................................    3,031.0    2,967.0    3,013.0    2,948.0
    Individual annuities and supplementary contracts not involving life
     contingencies................................................................       81.4       81.4       84.6       84.6
  Notes payable...................................................................      583.8      610.8      428.7      414.5

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

    POLICY   LOANS,   SHORT-TERM  INVESTMENTS,   CASH  AND   ACCRUED  INVESTMENT
INCOME:   Fair values  for these  instruments approximate  the carrying  amounts reported in the Consolidated Balance Sheets.

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

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15.  FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)
    INDIVIDUAL  ANNUITIES  AND  SUPPLEMENTARY   CONTRACTS  NOT  INVOLVING   LIFE
CONTINGENCIES:   Fair values approximate the  carrying amounts reported in other policyholder funds in the Consolidated Balance Sheets.

    NOTES PAYABLE: Fair values of short-term borrowings approximate the carrying amount. Fair values of long-term notes are estimated using discounted cash flow analyses based on UNUM's current incremental borrowing rates for similar types of borrowing arrangements.

NOTE 16.  SEGMENT INFORMATION
    UNUM's markets for its insurance, special risk and retirement income products are the United States, its principal market, Canada, the United Kingdom and the Pacific Rim. Through its affiliates, UNUM is the leading provider of group long term disability insurance, its principal product, in the United
States and the United Kingdom. Products are marketed through sales personnel, independent contractors and brokers, and specialty agents. UNUM targets sales of its disability products to executive, administrative and management personnel, and other professionals such as doctors, attorneys, accountants and engineers.

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

    The Disability Insurance segment includes disability products offered in North America, the United Kingdom and Japan including: group long term disability, individual disability, group short term disability, association group disability, disability reinsurance and long term care insurance. The Special Risk Insurance segment includes group life, special risk accident insurance, non-disability reinsurance operations, reinsurance underwriting management operations and other special risk insurance products. The Colonial Products segment includes Colonial Companies, Inc. and subsidiaries, which offer payroll-deducted, voluntary employee benefits including personal accident and sickness, cancer and life insurance products to employees at their worksites. The Retirements Products segment includes tax sheltered annuities and products which are no longer actively marketed by UNUM including guaranteed investment contracts, deposit administration accounts and 401(k) plans. Corporate includes transactions that are generally non-insurance related.

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

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16.  SEGMENT INFORMATION (CONTINUED)
    Summarized   financial  information  for  the  four  business  segments  and
Corporate is as follows:

           -------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                            ----------------------------------
(DOLLARS IN MILLIONS)                                                                          1995        1994        1993
------------------------------------------------------------------------------------------------------------------------------
Revenues:
  Disability Insurance....................................................................  $  2,472.8  $  2,116.5  $  1,917.7
  Special Risk Insurance..................................................................       750.7       647.8       594.2
  Colonial Products.......................................................................       527.3       473.9       448.8
  Retirement Products.....................................................................       357.8       369.4       430.1
  Corporate...............................................................................        14.3         5.0         6.2
                                                                                            ----------  ----------  ----------
    Total revenues........................................................................  $  4,122.9  $  3,612.6  $  3,397.0
                                                                                            ----------  ----------  ----------
                                                                                            ----------  ----------  ----------
Income (loss) before income taxes and cumulative effects of accounting changes:
  Disability Insurance....................................................................  $    217.0  $     56.2  $    314.1
  Special Risk Insurance..................................................................        60.3        65.9        38.9
  Colonial Products.......................................................................        87.7        62.7        70.4
  Retirement Products.....................................................................        45.5        42.0        54.3
  Corporate...............................................................................       (28.6)      (28.2)      (17.4)
                                                                                            ----------  ----------  ----------
    Income before income taxes and cumulative effects of accounting changes...............       381.9       198.6       460.3
Income taxes..............................................................................       100.8        43.9       148.3
                                                                                            ----------  ----------  ----------
Income before cumulative effects of accounting changes....................................       281.1       154.7       312.0
Cumulative effects of accounting changes..................................................          --          --       (12.1)
                                                                                            ----------  ----------  ----------
    Net income............................................................................  $    281.1  $    154.7  $    299.9
                                                                                            ----------  ----------  ----------
                                                                                            ----------  ----------  ----------

           -------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
                                                                                                       DECEMBER 31,
                                                                                            ----------------------------------
(DOLLARS IN MILLIONS)                                                                          1995        1994        1993
------------------------------------------------------------------------------------------------------------------------------
Identifiable Assets:
  Disability Insurance....................................................................  $  7,280.3  $  6,131.9  $  5,403.0
  Special Risk Insurance..................................................................     1,056.5       846.8       735.4
  Colonial Products.......................................................................       996.5       846.2       819.2
  Retirement Products.....................................................................     4,717.4     4,504.0     4,684.6
  Corporate...............................................................................       372.9       451.3       452.3
  Individual Participating
    Life and Annuity......................................................................       364.2       347.0       342.8
                                                                                            ----------  ----------  ----------
    Total assets..........................................................................  $ 14,787.8  $ 13,127.2  $ 12,437.3
                                                                                            ----------  ----------  ----------
                                                                                            ----------  ----------  ----------

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
    The following is a summary of unaudited quarterly results of operations for 1995 and 1994:

              -------------------------------------------------------------------------------------------------------
 ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   1995
                                                                                                      ------------------------------
(DOLLARS IN MILLIONS, EXCEPT PER COMMON SHARE DATA)                                                    4TH     3RD     2ND     1ST
------------------------------------------------------------------------------------------------------------------------------------
Premiums............................................................................................  $817.0  $738.0  $729.2  $734.0
Investment income...................................................................................   207.3   207.8   199.3   191.9
Net realized investment gains.......................................................................     3.2     2.9   208.1    10.9
Benefits to policyholders...........................................................................   634.8   568.7   717.7   571.8
Net income..........................................................................................  $ 62.1  $ 66.7  $ 88.9  $ 63.4
                                                                                                      ------  ------  ------  ------
                                                                                                      ------  ------  ------  ------
Net income per common share.........................................................................  $ 0.85  $ 0.92  $ 1.22  $ 0.87
                                                                                                      ------  ------  ------  ------
                                                                                                      ------  ------  ------  ------

                                                                                                                   1994
                                                                                                      ------------------------------
                                                                                                       4TH     3RD     2ND     1ST
------------------------------------------------------------------------------------------------------------------------------------
Premiums............................................................................................  $702.6  $667.4  $698.6  $652.7
Investment income...................................................................................   194.4   192.3   192.4   191.1
Net realized investment gains.......................................................................     9.6    11.6    12.5    11.9
Benefits to policyholders...........................................................................   537.5   705.7   516.5   479.3
Net income (loss)...................................................................................  $ 54.0  $(61.7) $ 85.3  $ 77.1
                                                                                                      ------  ------  ------  ------
                                                                                                      ------  ------  ------  ------
Net income (loss) per common share..................................................................  $ 0.75  $(0.84) $ 1.14  $ 1.02
                                                                                                      ------  ------  ------  ------
                                                                                                      ------  ------  ------  ------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    No disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure have been reported on a Form 8-K during the past two years prior to the date of the most recent financial statements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. DIRECTORS OF THE REGISTRANT

    The information under the caption "Election of Directors" included in UNUM's proxy statement dated March 25, 1996, is incorporated by reference.

B.  EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of UNUM are as follows:

                             AGE (AS OF                                                                           AN OFFICER
         NAME              MARCH 22, 1996)                         POSITION HELD WITH UNUM                          SINCE
-----------------------  -------------------  ------------------------------------------------------------------  ----------
James F. Orr III                     53       Chairman, President and Chief Executive Officer                        1986
Thomas G. Brown                      51       Executive Vice President                                               1992
Stephen B. Center                    58       Executive Vice President                                               1972
Robert W. Crispin                    49       Executive Vice President and Chief Financial Officer                   1995
Peter J. Moynihan                    52       Senior Vice President                                                  1979
Kevin P. O'Connell                   50       Executive Vice President                                               1987
Elaine D. Rosen*                     43       Executive Vice President, UNUM America                                 1983
Robert E. Staton*                    49       Chairman and Chief Executive Officer, Colonial Life                    1993

------------
*Denotes an officer of a subsidiary who is not an officer of the Corporation but who is considered an "executive officer" under regulations of the Securities and Exchange Commission.

    The officers are elected annually and hold office until their respective successors have been chosen and qualified, or until death, resignation or removal. The UNUM Board may also appoint or delegate the appointment of officers, assistant officers and agents as it may deem necessary for such periods as the By-Laws, the UNUM Board, or the delegatee may prescribe.

    Mr. Orr was elected Chairman of the Board of UNUM in February 1988. In addition, he has served as President and Chief Executive Officer since September 1987. He joined UNUM in 1986.

    Mr. Brown was elected Executive Vice President of UNUM in January 1995. In addition, he continues to serve as Chairman of the Board, President and Chief Executive Officer of Duncanson & Holt, Inc. ("D&H"), a post he has held since 1987. D&H became a wholly-owned subsidiary of UNUM in July 1992.

    Mr. Center was elected President of UNUM America and Executive Vice President of UNUM in September 1992. Previously, he served as Group Executive Vice President of UNUM America from May 1990 to August 1992. He joined UNUM America in 1963.

    Mr. Crispin was elected Executive Vice President of UNUM in January 1995 and additionally as Chief Financial Officer in August 1995. Prior to joining UNUM, Mr. Crispin served as Vice Chairman and Chief Investment Officer of The Travelers Insurance Companies, from July 1991 to January 1995 and as Executive Vice President of Lincoln National Corporation from 1986 to 1991.

    Mr. Moynihan was elected Senior Vice President of UNUM in September 1993 and Senior Vice President of UNUM America in October 1987. He joined UNUM America in 1973.

    Mr. O'Connell was elected Executive Vice President of UNUM America in May 1995 and Executive Vice President of UNUM in February 1996. Previously, he served as Senior Vice President of UNUM America from November 1988 to May 1995. He joined UNUM America in 1968.

    Ms. Rosen was elected Executive Vice President of UNUM America in May 1995. Previously, she served as Senior Vice President of UNUM America from November 1988 to May 1995. She joined UNUM America in 1975.

    Mr. Staton was elected Chairman of Colonial Companies in December 1993 and additionally as Chief Executive Officer in July 1995. Previously, he served as Senior Vice President from February 1990 to December 1993 and Vice President from August 1985 to February 1990; and additionally as General Counsel from August 1985 to November 1993, and Corporate Secretary from February 1992 to August 1993. Colonial Companies merged with UNUM in March 1993.

ITEM 11.  EXECUTIVE COMPENSATION

    The information under the captions "Compensation of Directors", "Board Compensation Report on Executive Compensation", and "Executive Compensation" included in UNUM's proxy statement dated March 25, 1996, is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information under the caption "Security Ownership" included in UNUM's proxy statement dated March 25, 1996, is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information under the captions "Executive Compensation" and "Other Agreements and Transactions" included in UNUM's proxy statement dated March 25, 1996, is incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Index of documents filed as part of this report:

    1. The following Consolidated Financial Statements of UNUM Corporation and subsidiaries are included in Item 8.

                                                                                                        PAGE OF
                                                                                                      THIS REPORT
                                                                                                      -----------
Report of Independent Accountants...................................................................      32
Consolidated Statements of Income for the Years Ended December 31, 1995, 1994 and 1993..............      33
Consolidated Balance Sheets as of December 31, 1995 and 1994........................................      34
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1995, 1994 and
 1993...............................................................................................      35
Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993..........      36
Notes to Consolidated Financial Statements..........................................................      37

    2.  Financial Statement Schedules

II    Condensed Financial Information of UNUM Corporation (Registrant)...............................     64

III   Supplementary Insurance Information............................................................     68

IV    Reinsurance....................................................................................     69

    3.  Exhibits. See Index to Exhibits on page 70 of this report.

(b) Reports on Form 8-K:

    No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1995.

    Schedules and exhibits required by Article 7 of Regulation S-X other than those listed are omitted because they are not required, are not applicable, or equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF PORTLAND, STATE OF MAINE, ON MARCH 27, 1996.
                                          UNUM Corporation
                                          By         /s/ JAMES F. ORR III
                                            ------------------------------------
                                          James F. Orr III (Chairman, President
                                              and Chief Executive Officer)

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

                          NAME                                                       TITLE                                 DATE
---------------------------------------------------------  ---------------------------------------------------------  --------------
                        /s/ JAMES F. ORR III               Chairman, President and Chief Executive Officer            March 27, 1996
       -------------------------------------------
                             (James F. Orr III)

                       /s/ ROBERT W. CRISPIN               Executive Vice President and Chief Financial Officer       March 27, 1996
       -------------------------------------------
                            (Robert W. Crispin)

                      /s/ STEPHEN D. ROBERTS               Vice President and Corporate Controller                    March 27, 1996
       -------------------------------------------
                           (Stephen D. Roberts)

                                      *                    Director                                                   March 27, 1996
       -------------------------------------------
                             (Gayle O. Averyt)

                                      *                    Director                                                   March 27, 1996
       -------------------------------------------
                         (Robert E. Dillon, Jr.)

                                      *                    Director                                                   March 27, 1996
       -------------------------------------------
                           (Gwain H. Gillespie)

                                      *                    Director                                                   March 27, 1996
       -------------------------------------------
                         (Ronald E. Goldsberry)

                                      *                    Director                                                   March 27, 1996
       -------------------------------------------
                           (Donald W. Harward)

                                      *                    Director                                                   March 27, 1996
       -------------------------------------------
                           (George J. Mitchell)

                                      *                    Director                                                   March 27, 1996
       -------------------------------------------
                        (Cynthia A. Montgomery)

                                      *                    Director                                                   March 27, 1996
       -------------------------------------------
                          (James L. Moody, Jr.)

                                      *                    Director                                                   March 27, 1996
       -------------------------------------------
                            (Lawrence R. Pugh)

                                      *                    Director                                                   March 27, 1996
       -------------------------------------------
                            (Lois Dickson Rice)

                                                           Director                                                   March 27, 1996
       -------------------------------------------
                               (John W. Rowe)

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

                       UNUM CORPORATION (PARENT COMPANY)
          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
                             (DOLLARS IN MILLIONS)

----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
                                                                         YEAR ENDED DECEMBER
                                                                                 31,
                                                                        ----------------------
                                                                         1995    1994    1993
----------------------------------------------------------------------------------------------
Revenues
  Dividends from subsidiaries*........................................  $ 23.6  $102.0  $131.8
  Investment income...................................................     0.4     0.1     0.2
  Interest income on loans to subsidiaries*...........................     5.5      --      --
  Fees and other income...............................................     0.3     0.8      --
                                                                        ------  ------  ------
      Total revenues..................................................    29.8   102.9   132.0
Expenses
  Operating expenses..................................................     2.3     8.7    11.6
  Interest expense....................................................    37.2    18.6    12.4
  Interest expense on loans from subsidiaries*........................     3.9     2.3     0.1
                                                                        ------  ------  ------
      Total expenses..................................................    43.4    29.6    24.1
                                                                        ------  ------  ------
Income (loss) before income taxes.....................................   (13.6)   73.3   107.9
Income tax benefit....................................................    13.1     6.2     5.7
                                                                        ------  ------  ------
Income (loss) before equity in undistributed net income of
 subsidiaries.........................................................    (0.5)   79.5   113.6
Equity in undistributed net income of subsidiaries*...................   281.6    75.2   186.3
                                                                        ------  ------  ------
Net income............................................................  $281.1  $154.7  $299.9
                                                                        ------  ------  ------
                                                                        ------  ------  ------

------------
*Eliminated in consolidation

See note to condensed financial statements.

                       UNUM CORPORATION (PARENT COMPANY)
          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
                                                                                     DECEMBER 31,
                                                                                  ------------------
                                                                                    1995      1994
----------------------------------------------------------------------------------------------------
Assets
  Investments
    Investment in subsidiaries*.................................................  $2,836.1  $2,386.0
    Short-term investments......................................................       0.6       0.5
                                                                                  --------  --------
      Total investments.........................................................   2,836.7   2,386.5
  Cash..........................................................................        --       2.0
  Amounts receivable from subsidiaries, net*....................................       6.6      18.4
  Notes receivable from subsidiary*.............................................      50.0        --
  Property and equipment, net...................................................      18.1      16.7
                                                                                  --------  --------
      Total assets..............................................................  $2,911.4  $2,423.6
                                                                                  --------  --------
                                                                                  --------  --------
Liabilities and Stockholders' Equity
  Liabilities
    Notes payable...............................................................  $  583.8  $  427.4
    Notes payable to subsidiary*................................................      10.0      60.0
    Income taxes................................................................       4.8       2.7
    Other liabilities...........................................................       9.9      18.1
                                                                                  --------  --------
      Total liabilities.........................................................     608.5     508.2
  Stockholders' Equity
    Preferred stock, par value $0.10 per share, authorized 10,000,000 shares, none issued
    Common stock, par value $0.10 per share, authorized 120,000,000 shares,
     issued 99,987,958 shares...................................................      10.0      10.0
    Additional paid-in capital..................................................   1,065.7   1,062.4
    Unrealized gains on available for sale securities of subsidiaries, net......     235.6      67.7
    Unrealized foreign currency translation adjustment..........................     (23.1)    (23.7)
    Retained earnings (including undistributed earnings of subsidiaries of
     $1,395.9 million and $1,114.3 million in 1995 and 1994, respectively)......   1,713.2   1,507.2
                                                                                  --------  --------
                                                                                   3,001.4   2,623.6
    Less:
      Treasury stock, at cost (1995-26,980,331 shares; 1994-27,575,430
      shares)...................................................................     691.6     706.6
      Restricted stock deferred compensation....................................       6.9       1.6
                                                                                  --------  --------
      Total stockholders' equity................................................   2,302.9   1,915.4
                                                                                  --------  --------
      Total liabilities and stockholders' equity................................  $2,911.4  $2,423.6
                                                                                  --------  --------
                                                                                  --------  --------

------------
*Eliminated in consolidation

See note to condensed financial statements.

                       UNUM CORPORATION (PARENT COMPANY)
          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

  -------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
                                                                                   YEAR ENDED DECEMBER 31,
                                                                                  -------------------------
                                                                                   1995     1994     1993
-----------------------------------------------------------------------------------------------------------
Operating activities:
  Net income....................................................................  $ 281.1  $ 154.7  $ 299.9
  Adjustments to reconcile net income to net cash provided by operating activities:
    Increase in income tax liability............................................      2.1      0.4      2.3
    (Increase) decrease in amounts due to/from subsidiaries*....................     11.8     (6.0)     7.5
    Other.......................................................................     (3.1)    11.1      4.6
    Equity in undistributed net income of subsidiaries*.........................   (281.6)   (75.2)  (186.3)
                                                                                  -------  -------  -------
      Net cash provided by operating activities.................................     10.3     85.0    128.0
                                                                                  -------  -------  -------
Investing activities:
  Purchases of investments......................................................       --       --      0.3
  Investment in subsidiaries, net*..............................................     (1.1)   (30.6)     0.9
  Issuance of notes receivable from subsidiaries*...............................   (100.0)      --       --
  Repayment of notes receivable from subsidiaries*..............................     50.0       --       --
  Net (increase) decrease in short-term investments.............................     (0.1)     3.9     (2.3)
  Net additions to property and equipment.......................................     (5.4)    (3.3)    (2.4)
                                                                                  -------  -------  -------
      Net cash used in investing activities.....................................    (56.6)   (30.0)    (3.5)
                                                                                  -------  -------  -------
Financing activities:
  Dividends to stockholders.....................................................    (75.1)   (68.3)   (61.4)
  Treasury stock acquired.......................................................       --   (183.3)  (192.5)
  Proceeds from notes payable...................................................    291.5     54.7     51.5
  Repayment of notes payable....................................................       --       --    (50.0)
  Net increase (decrease) in short-term debt....................................   (135.1)   136.7     58.1
  Proceeds from notes payable to subsidiaries*..................................       --       --     60.0
  Repayment of notes payable to subsidiaries*...................................    (50.0)      --       --
  Other.........................................................................     13.0      5.9     10.4
                                                                                  -------  -------  -------
      Net cash provided by (used in) financing activities.......................     44.3    (54.3)  (123.9)
                                                                                  -------  -------  -------
Net increase (decrease) in cash.................................................     (2.0)     0.7      0.6
Cash at beginning of year.......................................................      2.0      1.3      0.7
                                                                                  -------  -------  -------
Cash at end of year.............................................................  $    --  $   2.0  $   1.3
                                                                                  -------  -------  -------
                                                                                  -------  -------  -------
Supplemental disclosures of cash flow information:
  Cash paid (received) during the year for:
    Income taxes................................................................  $ (15.1) $  (6.6) $  (8.1)
    Interest....................................................................  $  36.2  $  18.1  $  12.1
    Interest to subsidiaries*...................................................  $   4.0  $   2.2  $    --

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

                       UNUM CORPORATION AND SUBSIDIARIES
              SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
                             (DOLLARS IN MILLIONS)

              -------------------------------------------------------------------------------------------------------
 ---------------------------------------------------------------------------------------------------------------------------------
                                            (1)(2)
                                            FUTURE
                                            POLICY                                               AMORTIZATION
                                          BENEFITS,                                BENEFITS TO       OF
                            DEFERRED      AND UNPAID                   (4)(5)      POLICYHOLDERS  DEFERRED       (5)
                             POLICY       CLAIMS AND       (3)           NET           AND         POLICY       OTHER        (6)
                           ACQUISITION      CLAIM        PREMIUM     INVESTMENT     INTEREST     ACQUISITION  OPERATING    PREMIUMS
         SEGMENT              COSTS        EXPENSES      REVENUE       INCOME       CREDITED       COSTS      EXPENSES     WRITTEN
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1995
  Disability Insurance...   $  758.3      $5,130.6      $1,879.9      $  592.9      $1,711.2      $ 90.6       $454.0     $1,853.2
  Special Risk
   Insurance.............       99.8         476.5         702.3          48.4         492.3        35.5        162.6        223.6
  Colonial Products......      250.5         372.0         475.1          52.2         241.6        66.7        131.3        417.5
  Retirement Products....       33.7         596.0          34.1         323.7         275.3         0.8         36.2         23.3
  Corporate..............         --            --           0.1          14.2            --          --         42.9           --
                           -----------   ------------   ----------   -----------   -----------   ----------   ---------   ----------
    Total................   $1,142.3      $6,575.1      $3,091.5      $1,031.4      $2,720.4      $193.6       $827.0     $2,517.6
                           -----------   ------------   ----------   -----------   -----------   ----------   ---------   ----------
                           -----------   ------------   ----------   -----------   -----------   ----------   ---------   ----------
Year Ended December 31, 1994
  Disability Insurance...   $  695.6      $4,175.9      $1,716.2      $  400.3      $1,572.1      $ 70.7       $417.5     $1,705.5
  Special Risk
   Insurance.............       84.1         357.7         607.1          40.7         394.4        19.2        168.3        156.8
  Colonial Products......      224.8         330.5         441.3          32.6         226.1        60.6        124.5        388.1
  Retirement Products....       30.7         581.9          31.4         338.0         289.1         2.3         36.0         21.6
  Corporate..............         --          (0.5)          0.8           4.2            --          --         33.2           --
                           -----------   ------------   ----------   -----------   -----------   ----------   ---------   ----------
    Total................   $1,035.2      $5,445.5      $2,796.8      $  815.8      $2,481.7      $152.8       $779.5     $2,272.0
                           -----------   ------------   ----------   -----------   -----------   ----------   ---------   ----------
                           -----------   ------------   ----------   -----------   -----------   ----------   ---------   ----------
Year Ended December 31, 1993
  Disability Insurance...   $  572.8      $3,526.0      $1,547.9      $  369.8      $1,144.9      $ 68.1       $390.6     $1,528.7
  Special Risk
   Insurance.............       70.9         324.9         559.4          34.8         366.0        11.4        177.9        149.5
  Colonial Products......      206.0         282.2         407.4          41.4         211.7        56.1        110.6        365.4
  Retirement Products....       29.4         571.4          42.5         387.6         334.1        12.1         29.6         26.1
  Corporate..............         --          (0.5)           --           6.2            --          --         23.6           --
                           -----------   ------------   ----------   -----------   -----------   ----------   ---------   ----------
    Total................   $  879.1      $4,704.0      $2,557.2      $  839.8      $2,056.7      $147.7       $732.3     $2,069.7
                           -----------   ------------   ----------   -----------   -----------   ----------   ---------   ----------
                           -----------   ------------   ----------   -----------   -----------   ----------   ---------   ----------

-------------
(1)  Excludes other policyholder funds, as follows:

         -------------------------------------------------
   -------------------------------------------------------------
                                            DECEMBER 31,
                                ------------------------------------
           SEGMENT                 1995         1994         1993
--------------------------------------------------------------------
Disability Insurance..........  $      3.1   $      2.1   $      2.0
Special Risk Insurance........        14.6          8.4          8.9
Colonial Products.............       128.0        100.1         76.0
Retirement Products...........     3,694.6      3,948.2      4,163.8
                                ----------   ----------   ----------
    Total.....................  $  3,840.3   $  4,058.8   $  4,250.7
                                ----------   ----------   ----------
                                ----------   ----------   ----------

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

    Certain 1994 and 1993 amounts have been reclassified in 1995 for comparative purposes.

                       UNUM CORPORATION AND SUBSIDIARIES
                           SCHEDULE IV -- REINSURANCE
                             (DOLLARS IN MILLIONS)

---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
                                                                           ASSUMED                     PERCENTAGE
                                                            CEDED TO        FROM                        OF AMOUNT
                                                  GROSS       OTHER         OTHER          NET           ASSUMED
                                                  AMOUNT    COMPANIES     COMPANIES       AMOUNT         TO NET
---------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1995
  Life insurance in force.....................  $164,478.4  $4,119.5     $       --     $160,358.9              --
                                                ----------  ---------        ------     ----------
                                                ----------  ---------        ------     ----------
  Premiums
    Life insurance and individual annuities...  $    571.4  $   19.3     $      2.0     $    554.1             0.4%
    Accident and health insurance.............     2,248.4      46.9          239.5        2,441.0             9.8%
    Group annuities...........................        23.1        --             --           23.1              --
                                                ----------  ---------        ------     ----------
        Total premiums........................  $  2,842.9  $   66.2     $    241.5     $  3,018.2
                                                ----------  ---------        ------     ----------
                                                ----------  ---------        ------     ----------
Year Ended December 31, 1994
    Life insurance in force...................  $145,425.9  $4,425.3     $       --     $141,000.6              --
                                                ----------  ---------        ------     ----------
                                                ----------  ---------        ------     ----------
  Premiums
    Life insurance and individual annuities...  $    517.9  $   15.7     $      1.6     $    503.8             0.3%
    Accident and health insurance.............     2,123.9      96.8          169.1        2,196.2             7.7%
    Group annuities...........................        21.3        --             --           21.3              --
                                                ----------  ---------        ------     ----------
        Total premiums........................  $  2,663.1  $  112.5     $    170.7     $  2,721.3
                                                ----------  ---------        ------     ----------
                                                ----------  ---------        ------     ----------
Year Ended December 31, 1993
  Life insurance in force.....................  $130,323.4  $2,247.9     $       --     $128,075.5              --
                                                ----------  ---------        ------     ----------
                                                ----------  ---------        ------     ----------
  Premiums
    Life insurance and individual annuities...  $    487.2  $   11.9     $      1.6     $    476.9             0.3%
    Accident and health insurance.............     1,818.6      38.1          191.0        1,971.5             9.7%
    Group annuities...........................        25.7        --             --           25.7              --
                                                ----------  ---------        ------     ----------
        Total premiums........................  $  2,331.5  $   50.0     $    192.6     $  2,474.1
                                                ----------  ---------        ------     ----------
                                                ----------  ---------        ------     ----------

  Certain 1994 amounts have been reclassified in 1995 for comparative purposes.

                       UNUM CORPORATION AND SUBSIDIARIES
                               INDEX TO EXHIBITS

 NUMBER                        DESCRIPTION                                       METHOD OF FILING                   PAGE NO.
---------   --------------------------------------------------  --------------------------------------------------  --------
    3.1     Certificate of Incorporation of UNUM Corporation,   Filed as Exhibit 3.1 to the Registrant's Annual
            as amended                                          Report on Form 10-K dated March 25, 1992, and
                                                                incorporated herein by reference.
    3.2     By-Laws of UNUM Corporation                         Filed as Exhibit 3.2 to the Registrant's Annual
                                                                Report on Form 10-K dated March 25, 1992, and
                                                                incorporated herein by reference.
    4       Rights Agreement                                    Filed as Exhibit 1 to the Registrant's Current
                                                                Report on Form 8-K dated March 18, 1992, and
                                                                incorporated herein by reference.
   10.1     Deferred Compensation Plan                          Filed herewith.
   10.2     Annual Incentive Plan                               Filed as Exhibit 10.2 to the Registrant's Annual
                                                                Report on Form 10-K dated March 29, 1993, and
                                                                incorporated herein by reference.
   10.2.1   Annual Incentive Plan-Summary of Significant        Filed herewith.
            Changes
   10.3     1987 Executive Stock Option Plan                    Filed herewith.
   10.4     1990 Long-Term Stock Incentive Plan                 Filed herewith.
   10.5     1996 Long-Term Stock Incentive Plan                 Filed herewith.
   10.6     Supplementary Retirement Plan                       Filed as Exhibit 10.4 to the Registrant's
                                                                Registration Statement on Form S-1 (Registration
                                                                No. 33-6571) dated June 18, 1986, and incorporated
                                                                herein by reference.
   10.7     Supplemental Executive Retirement Plan              Filed as Exhibit 10.6 to the Registrant's Annual
                                                                Report on Form 10-K dated March 26, 1991, and
                                                                incorporated herein by reference.
   10.8     Form of Executive Severance Agreement               Filed as Exhibit 10.7 to the Registrant's Annual
                                                                Report on Form 10-K dated March 25, 1992, and
                                                                incorporated herein by reference.
   10.9     Employment Agreement                                Filed herewith.
   10.10    Employment Letter                                   Filed herewith.
   10.11    $500 Million Revolving Credit Agreement             Filed as Exhibit 10.9 to the Registrant's Annual
                                                                Report on Form 10-K dated March 24, 1995, and
                                                                incorporated herein by reference.
   10.12    Asset Transfer and Acquisition Agreement            Filed herewith.
   12       Computation of Ratio of Earnings to Fixed Charges   Filed herewith.
   21       Subsidiaries of UNUM Corporation                    Filed herewith.
   23       Consent of Independent Accountants                  Filed herewith.
   24       Power of Attorney                                   Filed herewith.
   27       Financial Data Schedule                             Filed herewith.