Form 10-Q
period 1996-03-31
UNUM CORP
filed 1996-05-10
CIK 795581

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996COMMISSION FILE NUMBER 1-9254


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
  Yes  X     No
       --       ---


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

                     CLASS                 OUTSTANDING AT MARCH 31, 1996
      COMMON STOCK, $0.10 PAR VALUE               73,274,752 SHARES

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q

INDEX

                                                                    Page
Part I.  Financial Information

      Item 1. Financial Statements

             Consolidated Statements of Income - Three Months Ended
               March 31, 1996, and 1995 (Unaudited)                    3

             Consolidated Balance Sheets as of March 31, 1996,
               (Unaudited) and December 31, 1995                       4

             Consolidated Statements of Cash Flows - Three Months
               Ended March 31, 1996, and 1995 (Unaudited)              5

             Notes to Consolidated Financial Statements (Unaudited)    6

             Independent Accountant's Review Report                    9

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    10

Part II. Other Information

      Item 6.  Exhibits and Reports on Form 8-K                       15

Signatures                                                            16

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q
C O N S O L I D A T E  D   S TA T E M E N T S   O F   I N C O M E

                                                          Three Months Ended
                                                              March 31,
                                                           ----------------

(Unaudited - Dollars in millions, except per
 common share data)                                        1996        1995

REVENUES
Premiums                                                $  769.3     $734.0
Investment income                                          209.7      191.9
Net realized investment gains                                3.5       10.9
Fees and other income                                       20.1       18.3

  Total revenues                                         1,002.6      955.1

BENEFITS AND EXPENSES
Benefits to policyholders                                  584.3      571.8
Interest credited                                           51.4       57.1
Operating expenses                                         180.3      171.1
Commissions                                                 93.6       92.1
Increase in deferred policy acquisition costs              (20.0)     (29.7)
Interest expense                                            10.3        7.3
- ---------------------------------------------------------------------------

  Total benefits and expenses                              899.9      869.7

Income before income taxes                                 102.7       85.4

INCOME TAXES
Current                                                     26.7       15.7

Deferred                                                     3.9        6.3
- ---------------------------------------------------------------------------

  Total income taxes                                        30.6       22.0

NET INCOME                                             $    72.1    $  63.4
===========================================================================


NET INCOME PER COMMON SHARE                            $    0.99     $  0.87



See notes to consolidated financial statements.

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q
C O N S O L I D A T E D   B A L A N C E   S H E E T S

                                                  March 31, 1996  December 31,
(Dollars in millions)                               (Unaudited)          1995

ASSETS
Investments
 Fixed maturities available for sale-at fair
  value (amortized cost:  1996-$8,997.2;
  1995-$8,583.5)                                       $  9,301.4  $  9,135.4
 Equity securities available for sale-at fair value
 (cost:  1996-$21.4; 1995-$21.1)                             25.0        25.2
 Mortgage loans                                           1,149.9     1,163.4
 Real estate, net                                           225.9       222.2
 Policy loans                                               220.9       219.2
 Other long-term investments                                 29.1        30.4
 Short-term investments                                     588.7       896.7

   Total investments                                     11,540.9    11,692.5

Cash                                                         42.8        42.5
Accrued investment income                                   199.4       208.5
Premiums due                                                238.8       224.3
Deferred policy acquisition costs                         1,162.0     1,142.3
Property and equipment, net                                 160.0       153.7
Other assets                                                811.8       791.8
Separate account assets                                     590.8       532.2

   Total assets                                         $14,746.5   $14,787.8
=============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Future policy benefits                                 $ 1,744.1$    1,718.7
 Unpaid claims and claim expenses                         4,861.4     4,856.4
 Other policyholder funds                                 3,722.2     3,840.3
 Income taxes
  Current                                                    59.6        20.7
  Deferred                                                  368.7       392.0
 Notes payable                                              601.3       583.8
 Other liabilities                                          546.9       540.8
 Separate account liabilities                               590.8       532.2

   Total liabilities                                     12,495.0    12,484.9
Stockholders' equity
 Preferred stock (par value $0.10 per share, authorized
  10,000,000 shares, none issued)
 Common stock (par value $0.10 per share, authorized
 120,000,000 shares, issued 99,987,958 shares)               10.0        10.0
 Additional paid-in capital                               1,093.5     1,088.2
 Unrealized gains on available for sale securities, net     104.4       213.1

 Unrealized foreign currency translation adjustment         (27.8)      (23.1)
 Retained earnings                                        1,765.9     1,713.2

                                                          2,946.0     3,001.4
 Less:
  Treasury stock, at cost (1996-26,713,206 shares;
  1995-26,980,331 shares)                                   684.4       691.6
  Restricted stock deferred compensation                     10.1         6.9

   Total stockholders' equity                             2,251.5     2,302.9

   Total liabilities and stockholders' equity           $14,746.5   $14,787.8
=============================================================================


See notes to consolidated financial statements.

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q
C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S

                                                         Three Months Ended
                                                              March 31,
                                                            ---------------

(Unaudited - Dollars in millions)                            1996      1995

OPERATING ACTIVITIES:
Net income                                                   $ 72.1 $  63.4
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Increase in future policy benefits and unpaid claims and
  claim expenses                                              153.2   179.5
 Increase in amounts receivable under reinsurance agreements  (19.5)   (6.8)
 Increase in income tax liability                              43.0    32.3
 Increase in deferred policy acquisition costs                (20.0)  (29.7)

 Other                                                          2.8   (61.7)

   Net cash provided by operating activities                  231.6   177.0

INVESTING ACTIVITIES:
Maturities of fixed maturities held to maturity                --     181.8
Maturities of fixed maturities available for sale             166.6    16.0
Sales of fixed maturities available for sale                  389.3   128.4
Sales of equity securities available for sale                  --      94.0
Sales and maturities of other investments                      60.1    59.7
Purchases of fixed maturities held to maturity                 --    (216.3)
Purchases of fixed maturities available for sale             (973.2) (369.7)
Purchases of equity securities available for sale              --     (82.3)
Purchases of other investments                                (52.4)  (67.6)
Net decrease in short-term investments                        308.0   154.9
Net additions to property and equipment                       (14.2)   (6.3)

   Net cash used in investing activities                     (115.8) (107.4)

FINANCING ACTIVITIES:
Deposits and interest credited to investment contracts        155.8   159.0
Maturities and withdrawals from investment contracts         (273.9) (340.1)
Dividends to stockholders                                     (19.4)  (17.4)
Repayment of notes payable                                     --      (1.3)
Net increase in short-term debt                                17.3   123.0
Other                                                           4.9     2.8

   Net cash used in financing activities                     (115.3)  (74.0)

Effect of exchange rate changes on cash                        (0.2)    0.4

Net increase (decrease) in cash                                 0.3    (4.0)
Cash at beginning of year                                      42.5    36.1

Cash at end of period                                       $  42.8  $ 32.1
===========================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
 Income taxes                                               $ (12.9) $(12.7)
 Interest                                                   $   5.3  $  4.3



See notes to consolidated financial statements.

UNUM Corporation and Subsidiaries
Form 10-Q
Notes to Consolidated Financial Statements (Unaudited)
March 31, 1996

NOTE 1.  BASIS OF PRESENTATION
- ------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in the financial statements. Interim results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.
For further information, refer to the audited consolidated financial statements and footnotes included in the 1995 annual report to stockholders of UNUM Corporation and subsidiaries ("UNUM").

NOTE 2.  ACCOUNTING CHANGE
- --------------------------

Effective January 1, 1996, UNUM adopted Financial Accounting Standard ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of FAS 121 did not have a material effect on UNUM's results of operations or financial position.

NOTE 3. SALE OF TAX SHELTERED ANNUITY BUSINESS
- ----------------------------------------------

During the first quarter of 1996, UNUM Life Insurance Company of America and First UNUM Life Insurance Company entered into an agreement for the sale of their respective group tax-sheltered annuity ("TSA") businesses to The Lincoln National Life Insurance Company ("Lincoln Life"), a part of Lincoln National Corporation, and to a new New York insurance subsidiary of Lincoln Life. The sale, which is subject to regulatory approvals, involves approximately 1,700 group contractholders and assets under management of approximately $3 billion. The agreement initially contemplates the reinsurance of these contracts under an indemnity reinsurance arrangement. These contracts will then be reinsured pursuant to an assumption reinsurance arrangement upon consent of the TSA contractholders and/or participants. The purchase price (ceding commission) at closing is expected to be approximately $70 million. It is anticipated that it will take several months to obtain the necessary approvals and otherwise close the sale. There is no guarantee that the sale will close.

Historical results of the TSA business included in UNUM's Consolidated Statements of Income were as follows:

                                                     Three Months Ended
                                                         March 31,
                                                       ---------------

(Dollars in millions, except per common share data)      1996     1995

Revenues                                              $  56.5  $  57.7
Net income                                            $   4.7  $   6.6
Net income per common share                           $  0.06  $  0.09


NOTE 4.  EARNINGS PER SHARE
- ---------------------------

The weighted average number of shares outstanding used to calculate earnings per share was approximately 73,118,000 and 72,466,000 for first quarter 1996 and 1995, respectively. The assumed exercise of outstanding stock options would not result in a material dilution of earnings per share.


NOTE 5.  DIVIDENDS TO STOCKHOLDERS
- ----------------------------------

On April 12, 1996, UNUM's Board of Directors declared a twenty-seven and one half cents per share cash dividend. The dividend is payable on May 17, 1996, to common stockholders of record at the close of business on April 29, 1996. During the first three months of 1996, a twenty-six and one half cents per share cash dividend was paid on February 16, 1996.


NOTE 6.  LITIGATION
- -------------------

In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at March 31, 1996. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position or the consolidated operating results of UNUM.

NOTE 7.  SEGMENT INFORMATION
- ----------------------------

UNUM reports its operations principally in four business segments:
Disability Insurance, Special Risk Insurance, Colonial Products and Retirement Products. The Disability Insurance segment includes disability products offered in North America, the United Kingdom and Japan including: group long term disability, individual disability, short term disability, association group disability, disability reinsurance and long term care insurance. The Special Risk Insurance segment includes group life, special risk accident insurance, non-disability reinsurance operations, reinsurance underwriting management operations and other special risk insurance products. The Colonial Products segment includes Colonial Companies, Inc. and subsidiaries, which offer payroll-deducted, voluntary employee benefits including personal accident and sickness, cancer and life insurance products to employees at their worksites. The Retirement Products segment includes tax sheltered annuities and products which are no longer actively marketed by UNUM including guaranteed investment contracts, deposit administration accounts and 401(k) plans. Corporate includes transactions which are generally non-insurance related.

- ----------------------------------------

Summarized financial information for the four business segments and Corporate is as follows:

                                                    Three Months Ended
                                                        March 31,
                                                    ------------------

(Dollars in millions)                                 1996        1995

REVENUES
Disability Insurance                              $  584.3    $  559.4
Special Risk Insurance                               203.2       180.5
Colonial Products                                    133.9       127.0
Retirement Products                                   76.4        86.4
Corporate                                              4.8         1.8

     Total revenues                               $1,002.6    $  955.1
======================================================================



INCOME (LOSS) BEFORE INCOME TAXES
Disability Insurance                              $   64.3    $   50.8
Special Risk Insurance                                19.0        17.0
Colonial Products                                     18.7        17.1
Retirement Products                                    6.3         6.7
Corporate                                             (5.6)       (6.2)

     Total income before income taxes                102.7        85.4
Income taxes                                          30.6        22.0

Net income                                        $   72.1    $   63.4
======================================================================


                                                 March 31, December 31,
(Dollars in millions)                                 1996        1995

IDENTIFIABLE ASSETS
Disability Insurance                            $  7,212.1  $  7,280.3
Special Risk Insurance                             1,082.6     1,056.5
Colonial Products                                  1,020.7       996.5
Retirement Products                                4,555.0     4,717.4
Corporate                                            525.6       372.9
Individual Participating Life and Annuity            350.5       364.2

     Total assets                                $14,746.5   $14,787.8
======================================================================

                  INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                  --------------------------------------



To the Board of Directors and Stockholders
UNUM Corporation

We have reviewed the accompanying consolidated balance sheet of UNUM Corporation and subsidiaries as of March 31, 1996, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1996, and 1995. These financial statements are the responsibility of the Company's management.

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






/s/ COOPERS & LYBRAND  L.L.P.

Portland, Maine
April 24, 1996

UNUM Corporation and Subsidiaries
Form 10-Q
March 31, 1996

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements (Unaudited) and Notes to Consolidated Financial Statements (Unaudited) included elsewhere in the Form 10-Q.

Revenues for UNUM for first quarter 1996 were $1,002.6 million as compared with $955.1 million for first quarter 1995. Net income for the quarter ended March 31, 1996, was $72.1 million or $0.99 per share as compared with net income of $63.4 million or $0.87 per share for the same quarter in 1995.

PREMIUMS:
- ---------

Premiums for the three months ended March 31, 1996, and 1995, are summarized by segment in the table below. For the three months ended March 31, 1996, and 1995, claim block acquisitions generated one-time premium for the Disability Insurance segment of $1.3 million and $13.2 million, respectively, for group long term disability ("group LTD"), and $4.3 million in 1995 for long term care insurance. The non-disability reinsurance operations, included in the Special Risk Insurance segment, reported block acquisitions of $10.5 million for the three months ended March 31, 1996. Management intends to pursue additional claim block acquisitions in the future.

                                                     Three Months Ended
                                                          March 31,
                                                   ------------------------

(Dollars in millions)                               1996      1995   Change

Disability Insurance
  Group LTD                                        $268.9    $265.7     1.2%
  UNUM Limited                                       32.3      26.0    24.2
  Individual Disability                              87.7      89.3    (1.8)
  Group Short Term Disability                        36.6      31.8    15.1
  Other Disability Insurance                         37.8      38.2    (1.0)

   Total                                            463.3     451.0     2.7

Special Risk Insurance
  Group Life                                         97.0      85.9    12.9
  Other Special Risk Products                        82.5      73.3    12.6

   Total                                            179.5     159.2    12.8

Colonial Products                                   121.4     116.2     4.5
Retirement Products                                   5.1       7.6   (32.9)

   Total premiums                                  $769.3    $734.0     4.8%
============================================================================





INCOME (LOSS) BEFORE INCOME TAXES:
- ----------------------------------

Income (loss) before income taxes for the four business segments and Corporate for the three months ended March 31, 1996, and 1995, was as follows:

                                                      Three Months Ended
                                                           March 31,
                                                   ------------------------

(Dollars in millions)                               1996      1995   Change

Disability Insurance                              $  64.3   $  50.8   $13.5
Special Risk Insurance                               19.0      17.0     2.0
Colonial Products                                    18.7      17.1     1.6
Retirement Products                                   6.3       6.7    (0.4)
Corporate                                            (5.6)     (6.2)    0.6

  Total                                           $ 102.7   $  85.4   $17.3
===========================================================================


During the first quarter of 1996, UNUM reported increased income before income taxes, as compared with the same period in 1995, which was primarily attributable to favorable claims experience in certain disability businesses reported in the Disability Insurance segment and increased investment income primarily from the reinvestment of the proceeds from the sale of the common stock portfolio in second quarter 1995 primarily in investment grade fixed income assets. Partially offsetting these increases were decreased realized investment gains.


DISABILITY INSURANCE SEGMENT:
- -----------------------------

During the first quarter of 1996, the Disability Insurance segment reported increased income before income taxes, as compared with the same period in 1995, which was primarily attributable to favorable claims experience in certain disability businesses and increased investment income. Partially offsetting these increases were decreased realized investment gains and increased expenses, primarily related to continued investments in risk management programs.

Group LTD reported a lower benefit ratio for the first quarter of 1996, as compared with the same period in 1995, primarily due to continued improvements in claims incidence and claim recoveries, which management attributes to risk management programs, partially offset by an increased average claim size. Management continues to monitor claim trends in group LTD and responds by periodically adjusting prices on selected new and inforce business, refining underwriting guidelines and strengthening risk management programs. Management believes these actions have strengthened UNUM's ability to deal with these claim trends and the current interest rate environment. The level of earnings of the group LTD product will be a function of various factors, including but not limited to, the effectiveness of these continuing actions over time.

During the first quarter of 1996, UNUM Limited's group long term disability business reported improved claims experience, as compared with the corresponding period in 1995. Management continues to address the claims environment in the United Kingdom by periodically adjusting prices on selected segments of the business that have experienced a higher incidence of new claims, implementing more stringent underwriting standards and strengthening risk management programs.



The individual disability business reported a lower benefit ratio in the first quarter of 1996, as compared with the same period in 1995. The lower benefit ratio was primarily attributable to various risk management programs which mitigated the effects of the higher claims incidence. During 1994, UNUM increased reserves for existing claims by $83.3 million and strengthened reserves for estimated future losses by $109.1 million. These increased reserves reflected management's expectations of morbidity trends for the existing non-cancellable individual disability business. It is not possible to predict whether morbidity trends will be consistent with UNUM's assumptions; however, as of March 31, 1996, management believes that the strengthened reserve levels continue to be adequate.


SPECIAL RISK INSURANCE SEGMENT:
- -------------------------------

The Special Risk Insurance segment reported an increase in income before income taxes for the three months ended March 31, 1996, as compared with the corresponding period in 1995. The increase was primarily due to increased investment income coupled with favorable claims experience and premium growth in the group life business. Partially offsetting these increases were adverse mortality in the special risk accident insurance business and reduced fee income from the reinsurance underwriting management operations. The premium growth for the group life business reflected increased sales and management's continued efforts to improve profitability of specific segments of the business through selected price increases on new and inforce cases. Due to the nature of the risks underwritten and the relative size of the blocks of businesses, several of the Special Risk Insurance segment's products can exhibit claims variability.


COLONIAL PRODUCTS SEGMENT:
- --------------------------

The Colonial Products segment reported increased income before income taxes for the first quarter of 1996, as compared with the corresponding period in 1995. The increase was primarily attributable to increased investment income. In addition, premium growth, attributable to higher sales levels, favorably affected income before income taxes. During the first quarter of 1996, Colonial entered into an agreement to reinsure a majority of the mortality risk on the new and inforce universal life business, which reduced the growth of premiums.

RETIREMENT PRODUCTS SEGMENT:
- ----------------------------

Income before income taxes decreased in the first quarter of 1996, as compared with the same period in 1995, primarily due to lower interest spread margins on tax sheltered annuities ("TSA"). Management expects the lower interest spread margins on tax sheltered annuities to continue, which may reduce future earnings for the Retirement Products segment.


During the first quarter of 1996, UNUM Life Insurance Company of America and First UNUM Life Insurance Company entered into an agreement for the sale of their respective group tax-sheltered annuity ("TSA") businesses to The Lincoln National Life Insurance Company ("Lincoln Life"), a part of Lincoln National Corporation, and to a new New York insurance subsidiary of Lincoln Life. It is anticipated that it will take several months to obtain the necessary approvals and otherwise close the sale. There is no guarantee that the sale will close. Including the expected purchase price of approximately $70 million, management expects to generate up to $160 million of statutory capital from this transaction. Plans for the use of this capital may include repaying debt, investing in new and existing businesses and stock repurchase.

The reduced asset base under management for guaranteed investment contracts ("GICs"), deposit administration contracts ("DAs") and 401(k) plans has resulted in lower revenues from investment income and reduced amounts of interest credited. Management expects continued decreases in the amounts of investment income and interest credited as the related GICs, DAs and 401(k) contracts mature or terminate. Management expects future earnings for these closed blocks of businesses to decline, reflecting their run-off nature.



CORPORATE:
- ----------

The decreased loss before income taxes in Corporate for the first quarter of 1996, as compared with first quarter 1995, was primarily attributable to increased investment income, partially offset by increased interest expense.


INVESTMENTS:
- ------------

At March 31, 1996, the composition of UNUM's $11.5 billion of invested assets was 80.6% fixed maturities, 10.0% mortgage loans, 2.0% real estate and 7.4% other invested assets.

FIXED MATURITIES

At March 31, 1996, and December 31, 1995, the fixed maturity portfolio included $169.6 million and $139.4 million of below investment grade bonds (below "Baa"), which represented 1.8% and 1.5% of the fixed maturity portfolio, respectively. These bonds had associated amortized cost values of $164.6 million and $133.8 million, respectively. Virtually all of the nonconvertible, below investment grade bonds were purchased at investment grade, but were subsequently downgraded. UNUM had no fixed maturities delinquent 60 days or more at March 31, 1996, or December 31, 1995.

MORTGAGES

UNUM had no mortgage loans delinquent 60 days or more on a contract delinquency basis at March 31, 1996, compared with 0.2% at December 31, 1995. Management expects a modest level of additional delinquencies and impaired loans in the future. Management believes the allowance provided on mortgage loans as of March 31, 1996, is adequate to cover probable losses. Impaired mortgage loans as of March 31, 1996, are not expected to have a significant affect on UNUM's results of operations, liquidity, or capital resources.

REAL ESTATE

At March 31, 1996, real estate held for sale amounted to $33.3 million compared with $35.5 million at December 31, 1995, and was included in other assets in the Consolidated Balance Sheets. Given the current real estate environment, additional foreclosures are anticipated, but at a reduced level from the early 1990s. Current and anticipated real estate acquired through foreclosure is not expected to have a significant affect on UNUM's results of operations, liquidity, or capital resources.

LIQUIDITY AND CAPITAL RESOURCES:
- --------------------------------

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

From time to time, dividend payments, which may be subject to approval by insurance regulatory authorities, are made from UNUM's affiliates and insurance subsidiaries to UNUM Corporation. These dividends, along with other funds, are used to service the needs of UNUM Corporation including: debt service, common stock dividends, stock repurchase, administrative costs and corporate development. Income determined using statutory accounting is one of the major determinants of an insurance company's dividend capacity to its parent in the following fiscal year. Statutory accounting rules and practices, which differ in certain respects from generally accepted accounting principles, are mandated by regulators in an insurance company's state of domicile. In the first quarter of 1996, UNUM's insurance subsidiaries domiciled in the United States reported statutory net income of approximately $49 million, as compared with approximately $31 million for the same period of 1995.

Cash flow requirements are also supported by a committed revolving credit facility totaling $500 million, which expires on October 1, 1999. UNUM's commercial paper program is supported by the revolving credit facility and is available for general liquidity needs, capital expansion, acquisitions and stock repurchase. The committed revolving credit facility contains certain covenants which, among other provisions, require maintenance of certain levels of stockholders' equity and limits on level of debt.

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

At March 31, 1996, UNUM had short-term and long-term debt totaling $143.8 million and $457.5 million, respectively. At March 31, 1996, approximately $399 million was available for additional financing under the existing revolving credit facility, and approximately $96 million of investment grade debt instruments was available for issuance under the shelf registration. Contingent upon market conditions and corporate needs, management may refinance short-term notes payable with longer term securities.

LITIGATION:
- -----------

In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at March 31, 1996. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position or the consolidated operating results of UNUM.


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

UNUM Corporation and Subsidiaries
Form 10-Q
March 31, 1996

Part II.  Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                                                                     Page
(a) Exhibit Index

   12. Statement re: Computation of ratio of earnings to fixed
        charges                                                        17

   15. Letter re:  Unaudited interim financial information.            18

   27. Financial Data Schedule

   27.1 Financial Data Schedule

   27.2 Financial Data Schedule

(b) Reports on Form 8-K

A Report on Form 8-K was filed February 20, 1996, to report that the Registrant had entered into an agreement for the sale of its tax-sheltered annuity business to The Lincoln National Life Insurance Company, pursuant to an agreement dated January 24, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








Date May 10, 1996              /s/ ROBERT W. CRISPIN
     --------------------      -----------------------------

                               Robert W. Crispin
                               Executive Vice President and
                               Chief Financial Officer




Date May 10, 1996              /s/ STEPHEN D. ROBERTS
     --------------------      ------------------------------

                               Stephen D. Roberts
                               Vice President and
                               Corporate Controller