Form 10-Q
period 1996-06-30
UNUM CORP
filed 1996-08-12
CIK 795581

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 COMMISSION FILE NUMBER 1-9254


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

                     CLASS                 OUTSTANDING AT JUNE 30, 1996
COMMON STOCK, $0.10 PAR VALUE                      73,270,408 SHARES

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q

INDEX

                                                                    Page
Part I. Financial Information

     Item 1. Financial Statements

           Consolidated Statements of Income - Three Months and Six
           Months Ended June 30, 1996, and 1995 (Unaudited)           3

           Consolidated Balance Sheets as of June 30, 1996,
            (Unaudited) and December 31, 1995                         4

           Consolidated Statements of Cash Flows - Six Months
            Ended June 30, 1996, and 1995 (Unaudited)                 5

           Notes to Consolidated Financial Statements (Unaudited)     6

           Independent Accountant's Review Report                    10

     Item 2.Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                11

Part II.Other Information

     Item 6. Exhibits and Reports on Form 8-K                        20

Signatures                                                           21

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q
C O N S O L I D A T E  D   S T A T E M E N T S   O F   I N C O M E

                                     Three Months Ended   Six Months Ended
                                          June 30,            June 30,
                                       --------------      --------------

(Unaudited - Dollars in millions,
 except per common share data)         1996     1995       1996      1995
- ---------------------------------------------------------------------------

REVENUES
Premiums                             $761.1   $729.2  $ 1,530.4   $1,463.2
Investment income                     212.2    199.3      421.9      391.2
Net realized investment gains (losses) (3.2)   208.1        0.3      219.0
Fees and other income                  19.2     19.5       39.3       37.8
- --------------------------------------------------------------------------

     Total revenues                   989.3  1,156.1    1,991.9    2,111.2

BENEFITS AND EXPENSES
Benefits to policyholders             562.3    717.7    1,146.6    1,289.5
Interest credited                      50.0     56.4      101.4      113.5
Operating expenses                    199.7    188.7      380.0      359.8
Commissions                            89.8     95.6      183.4      187.7
Increase in deferred policy acquisition
 costs                                (28.9)   (32.2)     (48.9)     (61.9)
Interest expense                       10.4      9.3       20.7       16.6
- --------------------------------------------------------------------------

     Total benefits and expenses      883.3  1,035.5    1,783.2    1,905.2
- --------------------------------------------------------------------------

Income before income taxes            106.0    120.6      208.7      206.0

INCOME TAXES
Current                                17.1     77.8       43.8       93.5
Deferred                               15.0    (46.1)      18.9      (39.8)
- --------------------------------------------------------------------------

     Total income taxes                32.1     31.7       62.7       53.7
- --------------------------------------------------------------------------

NET INCOME                           $ 73.9   $ 88.9     $146.0     $152.3



NET INCOME PER COMMON SHARE          $ 1.01   $ 1.22     $ 1.99     $ 2.10




See notes to consolidated financial statements.

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q
C O N S O L I D A T E D   B A L A N C E   S H E E T S

                                              June 30, 1996 December 31,
(Dollars in millions)                           (Unaudited)        1995
- ------------------------------------------------------------------------
ASSETS
Investments
 Fixed maturities available for sale-at fair
  value (amortized cost:  1996-$8,793.3;
  1995-$8,583.5)                                 $  8,993.5  $  9,135.4
 Equity securities available for sale-at fair
  value (cost:  1996-$21.4; 1995-$21.1)                27.2        25.2
 Mortgage loans                                     1,140.3     1,163.4
 Real estate, net                                     227.8       222.2
 Policy loans                                         224.7       219.2
 Other long-term investments                           30.3        30.4
 Short-term investments                               741.2       896.7

   Total investments                               11,385.0    11,692.5
Cash                                                   45.4        42.5
Accrued investment income                             204.6       208.5
Premiums due                                          250.2       224.3
Deferred policy acquisition costs                   1,191.2     1,142.3
Property and equipment, net                           166.9       153.7
Other assets                                          986.4       791.8
Separate account assets                               639.8       532.2

   Total assets                                   $14,869.5   $14,787.8
========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Future policy benefits                            $  1,820.5 $ 1,718.7
 Unpaid claims and claim expenses                     4,880.2   4,856.4
 Other policyholder funds                             3,650.0   3,840.3
 Income taxes
  Current                                                30.3      20.7
  Deferred                                              371.0     392.0
 Notes payable                                          558.5     583.8
 Other liabilities                                      626.7     540.8
 Separate account liabilities                           639.8     532.2

   Total liabilities                                 12,577.0  12,484.9
Stockholders' equity
 Preferred stock (par value $0.10 per share,
  authorized 10,000,000 shares, none issued)
 Common stock (par value $0.10 per share,
  authorized 120,000,000 shares, issued
  99,987,958 shares)                                     10.0      10.0
 Additional paid-in capital                           1,097.1   1,088.2
 Unrealized gains on available for sale securities,
 net                                                     89.7     213.1
 Unrealized foreign currency translation adjustment     (23.9)    (23.1)
 Retained earnings                                    1,819.6   1,713.2

                                                      2,992.5   3,001.4
 Less:
  Treasury stock, at cost (1996-26,717,550 shares;
   1995-26,980,331 shares)                              689.5     691.6
  Restricted stock deferred compensation                 10.5       6.9

   Total stockholders' equity                         2,292.5   2,302.9

   Total liabilities and stockholders' equity       $14,869.5 $14,787.8
=======================================================================


See notes to consolidated financial statements.

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q
C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S

                                                      Six Months Ended
                                                           June 30,
                                                       ---------------
(Unaudited - Dollars in millions)                        1996      1995

OPERATING ACTIVITIES:
Net income                                               $146.0  $152.3
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Increase in future policy benefits and unpaid
  claims and claim expenses                               315.4   508.1
 Increase in amounts receivable under reinsurance
  agreements                                              (98.7)  (13.6)
 Increase in income tax liability                          22.2     7.7
 Increase in deferred policy acquisition costs            (48.9)  (61.9)
 Realized investment gains                                 (1.1) (231.3)
 Other                                                    (13.2)   (8.0)

   Net cash provided by operating activities              321.7   353.3

INVESTING ACTIVITIES:
Maturities of fixed maturities held to maturity            --     355.9
Maturities of fixed maturities available for sale         453.9    38.6
Sales of fixed maturities held to maturity                 --       2.8
Sales of fixed maturities available for sale              820.9   231.6
Sales of equity securities available for sale              --     836.6
Sales and maturities of other investments                 115.9   140.8
Purchases of fixed maturities held to maturity             --    (217.4)
Purchases of fixed maturities available for sale       (1,474.7) (848.8)
Purchases of equity securities available for sale          --    (131.3)
Purchases of other investments                           (107.5) (140.7)
Net (increase) decrease in short-term investments         155.5  (494.6)
Net additions to property and equipment                   (28.2)   (7.6)

   Net cash used in investing activities                  (64.2) (234.1)

FINANCING ACTIVITIES:
Deposits and interest credited to investment contracts    304.1   317.7
Maturities and withdrawals from investment contracts     (494.4) (518.8)
Dividends to stockholders                                 (39.5)  (36.6)
Treasury stock acquired                                    (8.8)    --
Proceeds from notes payable                                --     241.4
Repayment of notes payable                                (15.0)   (1.3)
Net decrease in short-term debt                           (10.6)  (92.9)
Other                                                      10.2     5.2

   Net cash used in financing activities                 (254.0)  (85.3)

Effect of exchange rate changes on cash                    (0.6)    1.1

Net increase in cash                                        2.9    35.0
Cash at beginning of year                                  42.5    36.1

Cash at end of period                                   $  45.4 $  71.1
=======================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Income taxes                                           $  32.1 $  16.3
 Interest                                               $  19.8 $  15.6



See notes to consolidated financial statements.

UNUM Corporation and Subsidiaries
Form 10-Q
Notes to Consolidated Financial Statements (Unaudited)
June 30, 1996

NOTE 1.  BASIS OF PRESENTATION
- ------------------------------


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in the financial statements. Interim results for the three month and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the audited consolidated financial statements and footnotes included in the 1995 annual report to stockholders of UNUM Corporation and subsidiaries ("UNUM").

NOTE 2.  ACCOUNTING CHANGE
- --------------------------

Effective January 1, 1996, UNUM adopted Financial Accounting Standard ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,"which established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of FAS 121 did not have a material effect on UNUM's results of operations or financial position.

NOTE 3. SALE OF TAX SHELTERED ANNUITY BUSINESS
- ----------------------------------------------

During the first quarter of 1996, UNUM Life Insurance Company of America and First UNUM Life Insurance Company entered into an agreement for the sale of their respective group tax-sheltered annuity ("TSA") businesses to The Lincoln National Life Insurance Company ("Lincoln Life"), a part of Lincoln National Corporation, and to a new New York insurance subsidiary of Lincoln Life. The sale, which is subject to regulatory approvals, involves approximately 1,700 group contractholders and assets under management of approximately $3 billion. The agreement initially contemplates the reinsurance of these contracts under an indemnity reinsurance arrangement. These contracts will then be reinsured pursuant to an assumption reinsurance arrangement upon consent of the TSA contractholders and/or participants. The purchase price (ceding commission) at closing is expected to be approximately $70 million. It is anticipated that the necessary approvals will be obtained and closing of the sale will occur before the end of 1996; however, there is no guarantee that the sale will close.

Historical results of the TSA business included in UNUM's Consolidated Statements of Income were as follows:

                                     Three Months Ended  Six Months Ended
                                        June 30,            June 30,
                                      --------------     ---------------

(Dollars in millions, except per
  common share data)                 1996      1995       1996     1995

Revenues                             $ 52.2    $ 71.4   $ 108.8  $ 129.1
Net income                           $  2.8    $ 14.5   $   7.5  $  21.1
Net income per common share          $ 0.04    $ 0.20   $  0.10  $  0.29


NOTE 4. CHANGES IN ACCOUNTING ESTIMATES
- ---------------------------------------

During the second quarter of 1995, UNUM sold virtually all of the common stock portfolio of its United States subsidiaries. The sale of the common stock portfolio, which partially supported certain disability reserves, and the reinvestment of the proceeds primarily in investment grade fixed income assets at yields below the average portfolio yield, resulted in lower reserve discount rates for certain disability products reported in the Disability Insurance segment. This change in accounting estimate to lower certain discount rates, resulted in an increase of $128.6 million to the reserve liabilities in the Consolidated Balance Sheet and benefits to policyholders in the Consolidated Statement of Income, and a decrease in net income of $83.6 million, or $1.15 per share, for the three months and six months ended June 30, 1995.

During the second quarter of 1995, UNUM increased the group long term disability reserves for incurred but not reported ("IBNR") claims, as reported in the Disability Insurance segment. The increased IBNR reserves were based on management's judgment that claims currently incurred but not yet reported would reflect increased levels of claims incidence and severity. This change in accounting estimate resulted in an increase to benefits to policyholders in the Consolidated Statement of Income of $38.4 million, and a decrease to net income of $25.0 million, or $0.35 per share, for the three months and six months ended June 30, 1995.


NOTE 5.  BUSINESS RESTRUCTURING AND OTHER CHARGES
- -------------------------------------------------

During the second quarter of 1995, UNUM recorded an additional charge for costs associated with the previously announced decision to discontinue the individual disability non-cancellable product and organizational changes within UNUM Life Insurance Company of America ("UNUM America"), which increased operating expenses in the Consolidated Statement of Income by $5.0 million and decreased net income by $3.2 million, or $0.04 per share, for the three months and six months ended June 30, 1995. The $5.0 million was comprised of an $8.4 million charge, which consisted of $4.5 million for severance and salary continuation costs related to 229 UNUM America home office employees who elected to accept the voluntary severance plan announced in the first quarter of 1995, and $3.9 million for exit costs of certain leased facilities and equipment, partially offset by recognition of a curtailment gain of $3.4 million, related to workforce reductions in UNUM Corporation's noncontributory defined benefit pension plan.

NOTE 6.  EARNINGS PER SHARE
- ---------------------------

The weighted average number of shares outstanding used to calculate earnings per share was approximately 73,310,000 and 72,620,000 for second quarter 1996 and 1995, respectively. Weighted average shares outstanding for the six months ended June 30, 1996, and 1995, were approximately 73,214,000 and 72,543,000, respectively. The assumed exercise of outstanding stock options would not result in a material dilution of earnings per share.


NOTE 7.  DIVIDENDS TO STOCKHOLDERS
- ----------------------------------

On July 12, 1996, UNUM's Board of Directors declared a twenty-seven and one half cents per share cash dividend. The dividend is payable on August 16, 1996, to common stockholders of record at the close of business on July 29, 1996. During the first six months of 1996, cash dividends of twenty-seven and one half cents per share and twenty-six and one half cents per share were paid on May 17, 1996, and February 16, 1996, respectively.


NOTE 8.  LITIGATION
- -------------------

In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries, and others, and a number of lawsuits were pending at June 30, 1996. In some instances, these proceedings include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position or the consolidated operating results of UNUM.

On December 29, 1993, UNUM filed a suit in the United States District Court for the District of Maine, seeking a federal income tax refund. The suit is based on a claim for a deduction in certain prior tax years, for $652 million in cash and stock distributed to policyholders in connection with the 1986 conversion of Union Mutual Life Insurance Company to a stock company. UNUM has fully paid, and provided for in prior years' financial statements, the tax at issue in this litigation. On May 23, 1996, the District Court issued its decision that the distribution in question was not a deductible expenditure. UNUM believes its claims are meritorious, and has appealed the decision to the Court of Appeals for the First Circuit. The ultimate recovery, if any, cannot be determined at this time.


NOTE 9.  NEW ACCOUNTING PRONOUNCEMENT
- -------------------------------------

In June 1996, the Financial Accounting Standards Board issued Financial Accounting Standard ("FAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The statement provides guidance for recognition or derecognition of assets and liabilities, focusing on the concepts of control and extinguishment. UNUM is required to adopt FAS 125 on January 1, 1997. UNUM has not yet determined what effect the adoption of FAS 125 will have on its results of operations or financial position.


NOTE 10.  SEGMENT INFORMATION
- -----------------------------

UNUM reports its operations principally in four business segments:
Disability Insurance, Special Risk Insurance, Colonial Products, and Retirement Products. The Disability Insurance segment includes disability products offered in North America, the United Kingdom, and Japan including: group long term disability, individual disability, group short term disability, association group disability, disability reinsurance, and long term care insurance. The Special Risk Insurance segment includes group life, special risk accident insurance, non-disability reinsurance operations, reinsurance underwriting management operations, and other special risk insurance products. The Colonial Products segment includes Colonial Companies, Inc. and subsidiaries, which offer payroll-deducted, voluntary employee benefits including personal accident and sickness, cancer, and life insurance products to employees at their worksites. The Retirement Products segment includes tax sheltered annuities and products which are no longer actively marketed by UNUM including guaranteed investment contracts, deposit administration accounts and 401(k) plans. Corporate includes transactions which are generally non-insurance related.

- -----------------------------

Summarized financial information for the four business segments and Corporate is as follows:

                              Three Months Ended  Six Months Ended
                                   June 30,           June 30,
                                --------------      ------------

(Dollars in millions)          1996     1995      1996        1995
- -------------------------------------------------------------------

REVENUES
Disability Insurance          $ 581.4  $ 734.0   $1,165.7  $1,293.4
Special Risk Insurance          194.0    176.7      397.2     357.2
Colonial Products               137.3    138.8      271.2     265.8
Retirement Products              71.5    103.0      147.9     189.4
Corporate                         5.1      3.6        9.9       5.4
- --------------------------------------------------------------------

     Total revenues           $ 989.3 $1,156.1   $1,991.9  $2,111.2


INCOME (LOSS) BEFORE INCOME TAXES
Disability Insurance          $  68.3 $   55.2   $  132.6  $  106.0
Special Risk Insurance           19.3     15.9       38.3      32.9
Colonial Products                23.5     29.7       42.2      46.8
Retirement Products               2.6     26.3        8.9      33.0
Corporate                        (7.7)    (6.5)     (13.3)    (12.7)
- --------------------------------------------------------------------

    Total income before
      income taxes              106.0    120.6      208.7     206.0
Income taxes                     32.1     31.7       62.7      53.7
- --------------------------------------------------------------------

Net income                    $  73.9 $   88.9  $   146.0  $  152.3
===================================================================


                                            June 30,   December 31,
(Dollars in millions)                           1996           1995
- -------------------------------------------------------------------

IDENTIFIABLE ASSETS
Disability Insurance                       $  7,335.1     $  7,280.3
Special Risk Insurance                        1,189.4        1,056.5
Colonial Products                             1,034.1          996.5
Retirement Products                           4,514.0        4,717.4
Corporate                                       449.7          372.9
Individual Participating Life and Annuity       347.2          364.2
- --------------------------------------------------------------------

     Total assets                           $14,869.5      $14,787.8
====================================================================

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                     --------------------------------------




To the Board of Directors and Stockholders
UNUM Corporation

We have reviewed the accompanying consolidated balance sheet of UNUM Corporation and subsidiaries as of June 30, 1996, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1996, and 1995. These financial statements are the responsibility of the Company's management.

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






/s/ COOPERS & LYBRAND  L.L.P.

Portland, Maine
July 24, 1996

UNUM Corporation and Subsidiaries
Form 10-Q
June 30, 1996

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements (Unaudited) and Notes to Consolidated Financial Statements (Unaudited) included elsewhere in the Form 10-Q.

Revenues for UNUM for second quarter 1996 were $989.3 million as compared with $1,156.1 million for second quarter 1995. For the six months ended June 30, 1996, revenues were $1,991.9 million as compared with $2,111.2 million for the same period in 1995. The decrease in revenues was primarily attributable to decreased realized investment gains resulting from the sale of the common stock portfolio in the second quarter of 1995.

Net income for the quarter ended June 30, 1996, was $73.9 million, or $1.01 per share, as compared with net income of $88.9 million, or $1.22 per share, for the same quarter in 1995. For the six months ended June 30, 1996, net income was $146.0 million, or $1.99 per share, as compared with net income of $152.3 million, or $2.10 per share, for the same period in 1995.

PREMIUMS:
- ---------

Premiums for the three months and six months ended June 30, 1996, and 1995, are summarized by segment in the table below. For the three months ended June 30, 1996, and 1995, claim block acquisitions generated one-time premium in the Disability Insurance segment of $0.7 million and $10.0 million, respectively, for group long term disability ("group LTD"). For the six months ended June
30, 1996, and 1995, the Disability Insurance segment reported one-time block acquisition premium of $2.0 million and $23.2 million, respectively, for group LTD, and $4.3 million in 1995 for long term care insurance. Additionally, the non-disability reinsurance operations, included in the Special Risk Insurance segment, reported a block acquisition of $10.5 million for the six months ended June 30, 1996. Management intends to pursue additional claim block acquisitions in the future.

                          Three Months Ended      Six Months Ended
                              June 30,                 June 30,
                       ----------------------- -----------------------

(Dollars in millions) 1996    1995   Change    1996     1995  Change
- -------------------------------------------------------------------
Disability Insurance
  Group LTD         $ 265.9 $ 264.4    0.6%   $ 534.8 $ 530.1    0.9%
  UNUM Limited         33.9    32.7    3.7       66.2    58.7   12.8
  Individual
   Disability          85.5    87.2   (1.9)     173.2   176.5   (1.9)
  Group Short Term
   Disability          38.6    33.0   17.0       75.2    64.8   16.0
  Other Disability
   Insurance           34.6    35.4   (2.3)      72.4    73.6   (1.6)
- --------------------------------------------------------------------------

   Total              458.5   452.7    1.3      921.8   903.7    2.0
Special Risk Insurance
  Group Life           98.5    85.9   14.7      195.5   171.8   13.8
  Other Special Risk
   Products            74.2    66.3   11.9      156.7   139.6   12.2
- ---------------------------------------------------------------------------

   Total              172.7   152.2   13.5      352.2   311.4   13.1
Colonial Products     124.6   118.6    5.1      246.0   234.8    4.8
Retirement Products     5.3     5.7   (7.0)      10.4    13.3  (21.8)
- ----------------------------------------------------------------------

   Total premiums   $ 761.1 $ 729.2    4.4%  $1,530.4$1,463.2    4.6%
=====================================================================




RECONCILIATION OF INCOME (LOSS) BEFORE INCOME TAXES TO PRETAX OPERATING INCOME
- ------------------------------------------------------------------------------
(LOSS):
- -------


Pretax operating income (loss) consists of income (loss) before income taxes exclusive of realized investment gains (losses) and certain special items discussed below.

Realized Investment Gains

During the second quarter of 1995, UNUM sold virtually all of the common stock portfolio of its United States subsidiaries, primarily due to consideration of statutory capital requirements associated with investment in common stocks, and to increase future investment income. The sale of the common stock portfolio contributed to the total pretax realized investment gains of $208.1 million for the three months ended June 30, 1995. UNUM reinvested the proceeds from the sale of the common stock portfolio primarily in investment grade fixed income assets, which decreased the required amount of statutory capital for regulatory purposes and increased investment income. Dependent on capital considerations and market conditions, UNUM may invest in equity securities in the future.

Special Items

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

During the second quarter of 1995, UNUM increased the group LTD reserves for incurred but not reported ("IBNR") claims and benefits to policyholders reported in the Disability Insurance segment by $38.4 million, which decreased net income by $25.0 million, or $0.35 per share, for the three months and six months ended June 30, 1995. IBNR reserves, which are established to fund anticipated case reserves for claims which have been incurred but not reported to UNUM, are actuarially established based on various factors, including incidence levels and claims severity. The increased IBNR reserves were based on management's judgment that claims currently incurred but not yet reported would reflect increased levels of claims incidence and severity. It is not possible to predict whether future incidence levels or claims severity will be consistent with UNUM's assumptions, or will improve or deteriorate; however, as of June 30, 1996, management believes that the increased IBNR reserve levels continue to be adequate.

During the second quarter of 1995, UNUM recorded an additional charge for costs associated with the previously announced decision to discontinue the individual disability non-cancellable product and organizational changes within UNUM Life Insurance Company of America which increased operating expenses in the Consolidated Statement of Income by $5.0 million and decreased net income by $3.2 million, or $0.04 per share, for the three months and six months ended June 30, 1995.

Pretax operating income (loss) for the four business segments and Corporate for the three months and six months ended June 30, 1996, and 1995, were as follows:
                             Disability    Special Risk    Colonial     Retirement                    Consolidated
(Dollars in millions)        Insurance     Insurance       Products     Products      Corporate       UNUM
- -------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 1996:
- ---------------------------------
Income (loss) before income
 taxes                          $68.3          $19.3           $23.5       $ 2.6        $ (7.7)         $106.0
Realized investment gains
 (losses)                        (1.7)           --             (0.1)       (1.7)          0.3            (3.2)
- --------------------------------------------------------------------------------------------------------------------

PRETAX OPERATING INCOME (LOSS)  $70.0          $19.3           $23.6       $ 4.3        $ (8.0)         $109.2
====================================================================================================================
Three Months Ended June 30, 1995:
- ---------------------------------
Income (loss) before income
 taxes                         $ 55.2           $15.9          $29.7        $26.3        $(6.5)          $120.6
Realized investment gains
 (losses)                       176.6            3.2            9.6         19.0          (0.3)            208.1
- ----------------------------------------------------------------------------------------------------------------
                               (121.4)          12.7           20.1          7.3          (6.2)           (87.5)
Add back special items:
 Disability reserve increases   128.6            --             --           --             --            128.6
 Group LTD IBNR increase         38.4            --             --           --             --             38.4
 Other charges                    2.9            1.1            --           1.0            --              5.0
- -----------------------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME (LOSS)
  EXCLUDING SPECIAL ITEMS      $ 48.5          $13.8          $20.1         $ 8.3         $(6.2)        $  84.5
=================================================================================================================
Six Months Ended June 30, 1996:
- -------------------------------
Income (loss) before income
 taxes                         $132.6          $38.3          $42.2         $ 8.9         $(13.3)        $208.7
Realized investment gains
 (losses)                         0.1            0.4            0.2          (0.8)           0.4            0.3
- -----------------------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME (LOSS) $132.5          $37.9          $42.0         $ 9.7         $(13.7)        $208.4
===================================================================================================================
Six Months Ended June 30, 1995:
- -------------------------------
Income (loss) before income
 taxes                         $106.0          $32.9          $46.8          $33.0        $(12.7)        $206.0
Realized investment gains
 (losses)                       184.7            3.4           10.3           20.8          (0.2)         219.0
- -----------------------------------------------------------------------------------------------------------------
                                (78.7)          29.5           36.5           12.2         (12.5)         (13.0)
Add back special items:
 Disability reserve increases   128.6            --             --              --             --         128.6
 Group LTD IBNR increase         38.4            --             --              --             --          38.4
 Other charges                    2.9            1.1            --             1.0             --           5.0
- ------------------------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME (LOSS)
  EXCLUDING SPECIAL ITEMS       $ 1.2          $30.6          $36.5          $13.2         $(12.5)       $159.0
===================================================================================================================

PRETAX OPERATING INCOME:
- ------------------------
Pretax operating income excludes realized investment gains (losses) and certain special items as previously defined. UNUM reported increased pretax operating income for the three months and six months ended June 30, 1996, as compared with the same periods in 1995. The increases were primarily attributable to positive results from management's continued focus on risk management programs and from improved claims experience, both of which lowered the benefit ratios for certain disability businesses reported in the Disability Insurance segment and the group life business reported in the Special Risk Insurance segment. Additionally, increased investment income caused by the reinvestment of the proceeds from the sale of the common stock portfolio in second quarter 1995, as previously discussed, favorably affected pretax operating income during both periods. Partially offsetting these increases were increased expenses and higher benefit ratios in certain other disability businesses.

PRETAX OPERATING INCOME BY SEGMENT:
- -----------------------------------

The following sections discuss the results of the four business segments and Corporate for the three months and six months ended June 30, 1996, and 1995. Within these business segment discussions, reference is made to pretax operating income (loss), which excludes realized investment gains (losses) and certain special items as previously defined.

Disability Insurance Segment:

The Disability Insurance segment reported increased pretax operating income for the three months ended June 30, 1996, as compared with the same period in 1995. The increase was primarily attributable to lower benefit ratios at UNUM Limited and in group LTD and increased investment income. Partially offsetting these increases were higher benefit ratios in certain other disability businesses including individual disability, association group disability and disability reinsurance. Increased operating expenses also negatively affected pretax operating income.

For the six months ended June 30, 1996, the Disability Insurance segment reported increased pretax operating income, as compared with the same period in 1995. The increase was primarily attributable to increased investment income and lower benefit ratios at UNUM Limited and in group LTD. Partially offsetting these increases were increased operating expenses and higher benefit ratios in certain other disability businesses including individual disability, association group disability and disability reinsurance.

Pretax operating income for group LTD was favorably affected by increased investment income and a lower benefit ratio for the three months and six months ended June 30, 1996, as compared with the same period in 1995. The lower benefit ratio was primarily the result of continued improvements in claims incidence and higher claim recoveries, which management primarily attributes to risk management programs, partially offset by an increased average claim size. Management continues to monitor claim trends in group LTD and responds by periodically adjusting prices on selected new and inforce business, refining underwriting guidelines and strengthening risk management programs. The level of future earnings of the group LTD product will be a function of various factors, including but not limited to, the effectiveness of these continuing actions over time.

For the three months and six months ended June 30, 1996, UNUM Limited's pretax operating income was favorably affected by a lower benefit ratio in its group long term disability business, as compared with the corresponding periods in 1995. The lower benefit ratio was primarily attributable to a continued focus on strengthening risk management programs and improved new claims experience. Management believes the risk management actions contributed more favorably to earnings in the second quarter 1996, as compared with previous quarters, and that the level of future earnings for UNUM Limited will be a function of various factors, including but not limited to, the effectiveness of these continuing actions over time.

Pretax operating income for individual disability was favorably affected by increased investment income partially offset by a higher benefit ratio for the three and six month periods ended June 30, 1996, as compared with the same period in 1995. The higher benefit ratio was primarily attributable to an increased level of claims incidence and decreased premium growth, resulting from the transition out of the non-cancellable individual disability product to the new guaranteed renewable Life Long Disability Protection product, which has now been approved in all 50 states. During 1994, UNUM increased individual disability reserves for existing claims by $83.3 million and strengthened reserves for estimated future losses by $109.1 million. These increased reserves reflected management's expectations of morbidity trends for the existing non-cancellable individual disability business. It is not possible to predict whether morbidity trends will be consistent with UNUM's assumptions; however, as of June 30, 1996, management believes that the strengthened reserve levels continue to be adequate.

The pretax operating income for the association group disability business was adversely affected by the continuation of unfavorable claims experience for the three months and six months ended June 30, 1996. To address the current claims environment, management continues to evaluate underwriting standards and risk management programs.

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

Special Risk Insurance Segment:

The Special Risk Insurance segment reported an increase in pretax operating income for the three months and six months ended June 30, 1996, as compared with the same periods in 1995. The increases were primarily due to favorable claims experience in the group life business, increased investment income, and premium growth primarily driven by higher sales levels. These increases were partially offset by a higher benefit ratio in certain reinsurance pools and reduced fee income from the reinsurance underwriting management operations. Due to the nature of the risks underwritten and the relative size of the blocks of businesses, several of the Special Risk Insurance segment's products can exhibit claims variability.

Colonial Products Segment:

The Colonial Products segment reported increased pretax operating income for the three months and six months ended June 30, 1996, as compared with the same periods in 1995. The increases were primarily attributable to increased investment income and favorable claims experience in the accident and sickness and life product lines, partially offset by unfavorable claims experience in the cancer line. In addition, continued premium growth, reflecting higher sales levels, contributed to increased operating income. Colonial continues to reinsure a majority of the mortality risk on new and inforce universal life business which negatively affects reported premium growth.

Retirement Products Segment:

Pretax operating income decreased for the three months and six months ended June 30, 1996, as compared with the same periods in 1995, primarily due to continued losses from the runoff of those products no longer actively marketed by UNUM and lower interest spread margins on tax sheltered annuities ("TSA") as assets are shifted to lower yielding, highly liquid, instruments in anticipation of the sale of the TSA business. Management expects this asset shift will further reduce interest spread margins on tax sheltered annuities through the effective date of the sale. A reduction in operating expenses partially offset these decreases.

During the first quarter of 1996, UNUM Life Insurance Company of America and First UNUM Life Insurance Company entered into an agreement for the sale of their respective group TSA businesses to The Lincoln National Life Insurance Company ("Lincoln Life"), a part of Lincoln National Corporation, and to a new New York insurance subsidiary of Lincoln Life. It is anticipated that the necessary approvals will be obtained and closing of the sale will occur before the end of 1996; however, there is no guarantee that the sale will close. Including the expected purchase price of approximately $70 million, management expects to generate up to $160 million of statutory capital from this transaction, which would be available to repurchase UNUM common stock.

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

Corporate:

Increased international development costs and higher interest expense, partially offset by increased investment income, were the primary drivers of the increased operating loss in Corporate for the three months ended June 30, 1996, as compared with the same period in 1995. Also included in operating expenses were certain costs incurred for the planned merger of Commercial Life Insurance Company into UNUM Life Insurance Company of America.


The increased operating loss in Corporate for the six months ended June 30, 1996, as compared with the same period in 1995, was primarily the result of increased interest expense and international development costs partially offset by increased investment income.

INVESTMENTS:
- ------------

At June 30, 1996, the composition of UNUM's $11.4 billion of invested assets was 79.0% fixed maturities, 10.0% mortgage loans, 2.0% real estate, and 9.0% other invested assets.


Fixed Maturities

At June 30, 1996, and December 31, 1995, the fixed maturity portfolio included $143.1 million and $139.4 million of below investment grade bonds (below "Baa"), which represented 1.6% and 1.5% of the fixed maturity portfolio, respectively. These bonds had associated amortized cost values of $140.6 million and $133.8 million, respectively. Virtually all of the nonconvertible, below investment grade bonds were purchased at investment grade, but were subsequently downgraded. UNUM had no fixed maturities delinquent 60 days or more at June 30, 1996, or December 31, 1995.

Mortgages

The percentage of mortgage loans delinquent 60 days or more on a contract delinquency basis was 0.2% at June 30, 1996, and December 31, 1995. Management expects a modest level of additional delinquencies and impaired loans in the future. Management believes the allowance provided on mortgage loans as of June 30, 1996, is adequate to cover probable losses. Impaired mortgage loans as of June 30, 1996, are not expected to have a significant effect on UNUM's results of operations, liquidity, or capital resources.

Real Estate

At June 30, 1996, real estate held for sale amounted to $31.4 million compared with $35.5 million at December 31, 1995, and was included in other assets in the Consolidated Balance Sheets. Given the current real estate environment, additional foreclosures are anticipated, but at a reduced level from the early 1990s. Current and anticipated real estate acquired through foreclosure is not expected to have a significant effect on UNUM's results of operations, liquidity, or capital resources.

LIQUIDITY AND CAPITAL RESOURCES:
- -------------------------------

UNUM's businesses produce positive cash flows which are invested primarily in intermediate, fixed maturity investments intended to reflect the nature of anticipated cash obligations of insurance benefit payments and insurance contract maturities and to optimize investment returns at appropriate risk levels. Unexpected cash requirements and liquidity needs can be met through UNUM's investment portfolio of fixed maturities classified as available for sale, equity securities, cash, and short-term investments. To facilitate the expected sale of the TSA business later in 1996, management expects to liquidate certain assets, primarily fixed maturities, and accumulate cash and short-term investments.

From time to time, dividend payments, which may be subject to approval by insurance regulatory authorities, are made from UNUM's affiliates and insurance subsidiaries to UNUM Corporation. These dividends, along with other funds, are used to service the needs of UNUM Corporation including: debt service, common stock dividends, stock repurchase, administrative costs and corporate development. Net statutory operating income, which excludes realized investment gains net of tax, is one of the major determinants of an insurance company's dividend capacity to its parent in the following fiscal year. Statutory accounting rules and practices, which differ in certain respects from generally accepted accounting principles, are mandated by regulators in an insurance company's state of domicile. In the first six months of 1996, UNUM's insurance subsidiaries domiciled in the United States reported net statutory operating income of approximately $88 million, as compared with approximately $67 million for the same period of 1995.

Cash flow requirements are also supported by a committed revolving credit facility totaling $500 million, which expires on October 1, 1999. UNUM's commercial paper program is supported by the revolving credit facility and is available for general liquidity needs, capital expansion, acquisitions, and stock repurchase. The committed revolving credit facility contains certain covenants which, among other provisions, require maintenance of certain levels of stockholders' equity and limits on level of debt.

On July 16, 1996, UNUM filed an omnibus shelf registration with the Securities and Exchange Commission, which became effective August 2, 1996, relating to $500 million of securities (including debt securities, preferred stock, common stock and other securities). UNUM plans to file a prospectus supplement to establish a $250 million medium-term note program under the shelf registration.

At June 30, 1996, UNUM had short-term and long-term debt totaling $115.9 million and $442.6 million, respectively. At June 30, 1996, approximately $408 million was available for additional financing under the existing revolving credit facility. Upon its effective date, the new shelf registration provided UNUM with the availability of $500 million of investment grade debt instruments for additional financing. Contingent upon market conditions and corporate needs, management may refinance short-term notes payable for longer term securities.


During the second quarter of 1996, UNUM acquired approximately 150,000 shares of its common stock in the open market at an aggregate cost of $8.8 million. At June 30, 1996, approximately 2.5 million shares of common stock remained authorized for stock repurchase.


RATINGS:
- --------

In August 1996, Moody's Investors Service ("Moody's") assigned the following prospective ratings to UNUM Corporation's July 16, 1996, shelf registration: senior debt at "(P)A1" (Upper-Medium Quality), subordinated debt at "(P)A2" (Upper-Medium Quality), cumulative preferred stock at "(P)"a1"" (Upper-Medium Quality), and non-cumulative preferred stock at "(P)"a2"" (Upper-Medium Quality).

In August 1996, Standard & Poor's Corporation ("S&P") assigned a preliminary senior debt rating of "A+" (Strong) to the July 16, 1996, shelf registration. In addition, S&P affirmed UNUM Corporation's senior debt (medium-term notes program), monthly income debt securities, and commercial paper ratings at "A+" (Strong), "A" (Strong) and "A-1" (Strong), respectively.

In June 1996, Moody's assigned a financial strength rating of "Aa2" (Excellent) to Commercial Life Insurance Company ("Commercial Life"), based on UNUM Corporation's plan to merge Commercial Life into UNUM Life Insurance Company of America ("UNUM America"), which has a financial strength rating of "Aa2". The merger will be effective December 31, 1996, subject to regulatory approvals.

In April 1996, A.M. Best Company ("Best's") affirmed UNUM America's financial strength rating at "A++" (Superior), the highest rating assigned by Best's. Additionally, Best's affirmed First UNUM Life Insurance Company and Colonial Life & Accident Insurance Company at "A+" (Superior). Best's affirmed Commercial Life's at "A" (Excellent) in May 1995.

In February 1996, S&P affirmed the claims paying ability ratings of UNUM America and First UNUM Life Insurance Company at "AA" (Excellent) and Colonial Life & Accident Insurance Company at "AA-" (Excellent). S&P assigned a claims paying ability rating of "AA" (Excellent) to Commercial Life based on UNUM Corporation's plan to merge Commercial Life into UNUM America, which has a claims paying ability rating of "AA". The merger will be effective December
31, 1996, subject to regulatory approvals.


LITIGATION:
- ----------

In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at June 30, 1996. In some instances, these proceedings include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position or the consolidated operating results of UNUM.

On December 29, 1993, UNUM filed suit in the United States District Court for the District of Maine, seeking a federal income tax refund. The suit is based on a claim for a deduction in certain prior tax years, for $652 million in cash and stock distributed to policyholders in connection with the 1986 conversion of Union Mutual Life Insurance Company to a stock company. UNUM has fully paid, and provided for in prior years' financial statements, the tax at issue in this litigation. On May 23, 1996, the District Court issued its decision that the distribution in question was not a deductible expenditure. UNUM believes its claims are meritorious, and has appealed the decision to the Court of Appeals for the First Circuit. The ultimate recovery, if any, cannot be determined at this time.

NEW ACCOUNTING PRONOUNCEMENT:
- -----------------------------

In June 1996, the Financial Accounting Standards Board issued Financial Accounting Standard ("FAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The statement provides guidance for recognition or derecognition of assets and liabilities, focusing on the concepts of control and extinguishment. UNUM is required to adopt FAS 125 on January 1, 1997. UNUM has not yet determined what effect the adoption of FAS 125 will have on its results of operations or financial position.

UNUM Corporporation and Subsidiaries
Form 10-Q
June 30, 1996

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                                                                        Page
(a) Exhibit Index

   12. Statement re:  Computation of ratio of earnings to fixed charges  22

   15. Letter re:  Unaudited interim financial information               23

   27. Financial Data Schedule


(b) Reports on Form 8-K


No reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the quarter ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








Date August 12, 1996           /s/ ROBERT W. CRISPIN
     --------------------      -----------------------------

                               Robert W. Crispin
                               Executive Vice President and
                               Chief Financial Officer





Date August 12, 1996           /s/ STEPHEN D. ROBERTS
     --------------------      ------------------------------

                               Stephen D. Roberts
                               Vice President and
                               Corporate Controller