Form 10-Q/A
period 1996-06-30
UNUM CORP
filed 1996-08-14
CIK 795581

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                FORM 10-Q/A No. 1

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

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q/A No. 1

INDEX

                                                                    Page

Item 2.Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      3

Part II.Other Information

     Item 6. Exhibits and Reports on Form 8-K                        12

Signatures                                                           13

UNUM Corporation and Subsidiaries
Form 10-Q/A No. 1
June 30, 1996

Items 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Pretax operating income (loss) for the four business segments and Corporate for the three months and six months ended June 30, 1996, and 1995, were as follows:
                             Disability    Special Risk    Colonial     Retirement                    Consolidated
(Dollars in millions)        Insurance     Insurance       Products     Products      Corporate       UNUM
- -------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 1996:
- ---------------------------------
Income (loss) before income
 taxes                          $68.3          $19.3           $23.5       $ 2.6        $ (7.7)         $106.0
Realized investment gains
 (losses)                        (1.7)           --             (0.1)       (1.7)          0.3            (3.2)
- --------------------------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME (LOSS)  $70.0          $19.3           $23.6       $ 4.3        $ (8.0)         $109.2
====================================================================================================================
Three Months Ended June 30, 1995:
- ---------------------------------
Income (loss) before income
 taxes                         $ 55.2           $15.9          $29.7        $26.3        $(6.5)          $120.6
Realized investment gains
 (losses)                       176.6            3.2            9.6         19.0          (0.3)            208.1
- ----------------------------------------------------------------------------------------------------------------
                               (121.4)          12.7           20.1          7.3          (6.2)           (87.5)
Add back special items:
 Disability reserve increases   128.6            --             --           --             --            128.6
 Group LTD IBNR increase         38.4            --             --           --             --             38.4
 Other charges                    2.9            1.1            --           1.0            --              5.0
- -----------------------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME (LOSS)
  EXCLUDING SPECIAL ITEMS      $ 48.5          $13.8          $20.1         $ 8.3         $(6.2)        $  84.5
=================================================================================================================
Six Months Ended June 30, 1996:
- -------------------------------
Income (loss) before income
 taxes                         $132.6          $38.3          $42.2         $ 8.9         $(13.3)        $208.7
Realized investment gains
 (losses)                         0.1            0.4            0.2          (0.8)           0.4            0.3
- -----------------------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME (LOSS) $132.5          $37.9          $42.0         $ 9.7         $(13.7)        $208.4
===================================================================================================================
Six Months Ended June 30, 1995:
- -------------------------------
Income (loss) before income
 taxes                         $106.0          $32.9          $46.8          $33.0        $(12.7)        $206.0
Realized investment gains
 (losses)                       184.7            3.4           10.3           20.8          (0.2)         219.0
- -----------------------------------------------------------------------------------------------------------------
                                (78.7)          29.5           36.5           12.2         (12.5)         (13.0)
Add back special items:
 Disability reserve increases   128.6            --             --              --             --         128.6
 Group LTD IBNR increase         38.4            --             --              --             --          38.4
 Other charges                    2.9            1.1            --             1.0             --           5.0
- ------------------------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME (LOSS)
  EXCLUDING SPECIAL ITEMS       $91.2          $30.6          $36.5          $13.2         $(12.5)       $159.0
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

UNUM Corporporation and Subsidiaries
Form 10-Q/A No. 1
June 30, 1996

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                                                                        Page
(a) Exhibit Index

   15.1 Letter re:  Unaudited interim financial information              14


(b) Reports on Form 8-K


No reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the quarter ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








Date August 14, 1996           /s/ ROBERT W. CRISPIN
     --------------------      -----------------------------

                               Robert W. Crispin
                               Executive Vice President and
                               Chief Financial Officer





Date August 14, 1996           /s/ STEPHEN D. ROBERTS
     --------------------      ------------------------------

                               Stephen D. Roberts
                               Vice President and
                               Corporate Controller