Form 10-Q
period 1996-09-30
UNUM CORP
filed 1996-11-08
CIK 795581

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 COMMISSION FILE NUMBER 1-9254


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

                     CLASS               OUTSTANDING AT SEPTEMBER 30, 1996
COMMON STOCK, $0.10 PAR VALUE                      73,144,830 SHARES

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q

INDEX

                                                                    Page
Part I.  Financial Information

         Item 1. Financial Statements

             Consolidated Statements of Income - Three Months and Nine
               Months Ended September 30, 1996, and 1995 (Unaudited)   3

             Consolidated Balance Sheets as of September 30, 1996,
               (Unaudited) and December 31, 1995                       4

             Consolidated Statements of Cash Flows - Nine Months
               Ended September 30, 1996, and 1995 (Unaudited)          5

             Notes to Consolidated Financial Statements (Unaudited)    6

             Independent Accountant's Review Report                   11

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                12

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                    24

Signatures                                                            25

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q
C O N S O L I D A T E  D   S T A T E M E N T S   O F   I N C O M E

                                     Three Months Ended  Nine Months Ended
                                        September 30,       September 30,
                                       ---------------     ---------------
(Unaudited - Dollars in millions,
 except per common share data)           1996    1995        1996      1995
---------------------------------------------------------------------------

REVENUES
Premiums                               $796.8   $738.0  $ 2,327.2   $2,201.2
Investment income                       207.7    207.8      629.6      599.0
Net realized investment gains             1.7      2.9        2.0      221.9
Fees and other income                    17.7     18.9       57.0       56.7
----------------------------------------------------------------------------

     Total revenues                   1,023.9    967.6    3,015.8    3,078.8

BENEFITS AND EXPENSES
Benefits to policyholders               605.8    568.7    1,752.4    1,858.2
Interest credited                        50.2     56.8      151.6      170.3
Operating expenses                      216.5    171.6      596.6      531.4
Commissions                              89.7     90.8      273.1      278.5
Increase in deferred policy
  acquisition costs                     (11.6)   (21.6)     (60.5)     (83.5)
Interest expense                          9.9     10.2       30.6       26.8
----------------------------------------------------------------------------

     Total benefits and expenses        960.5    876.5    2,743.8    2,781.7
----------------------------------------------------------------------------

Income before income taxes               63.4     91.1      272.0      297.1

INCOME TAXES (BENEFIT)
Current                                  20.3      6.5       64.1      100.0
Deferred                                 (1.0)    17.9       17.9      (21.9)
----------------------------------------------------------------------------

     Total income taxes                  19.3     24.4       82.0       78.1
----------------------------------------------------------------------------

NET INCOME                             $ 44.1   $ 66.7     $190.0     $219.0
============================================================================


NET INCOME PER COMMON SHARE            $ 0.60   $ 0.92     $ 2.60     $ 3.02
============================================================================


See notes to consolidated financial statements.

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q
C O N S O L I D A T E D   B A L A N C E   S H E E T S

                                              September 30, 1996  December 31,
(Dollars in millions)                                (Unaudited)         1995
-----------------------------------------------------------------------------
ASSETS
Investments
 Fixed maturities available for sale-at fair value
  (amortized cost:  1996-$7,270.0; 1995-$8,583.5)      $  7,469.8  $  9,135.4
 Equity securities available for sale-at fair value
  (cost:  1996-$21.5; 1995-$21.1)                            27.3        25.2
 Mortgage loans                                           1,118.9     1,163.4
 Real estate, net                                           233.6       222.2
 Policy loans                                               229.3       219.2
 Other long-term investments                                 14.7        30.4
 Short-term investments                                   2,539.5       896.7

   Total investments                                     11,633.1    11,692.5
Cash                                                         42.2        42.5
Accrued investment income                                   165.0       208.5
Premiums due                                                255.8       224.3
Deferred policy acquisition costs                         1,203.0     1,142.3
Property and equipment, net                                 169.4       153.7
Other assets                                                995.7       791.8
Separate account assets                                     687.9       532.2

   Total assets                                         $15,152.1   $14,787.8
=============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Future policy benefits                                $  1,866.4  $  1,718.7
 Unpaid claims and claim expenses                         5,070.8     4,856.4
 Other policyholder funds                                 3,622.6     3,840.3
 Income taxes
  Current                                                    53.9        20.7
  Deferred                                                  336.1       392.0
 Notes payable                                              564.1       583.8
 Other liabilities                                          664.0       540.8
 Separate account liabilities                               687.9       532.2

   Total liabilities                                     12,865.8    12,484.9
Stockholders' equity
 Preferred stock (par value $0.10 per share,
  authorized 10,000,000 shares, none issued)
 Common stock (par value $0.10 per share,
  authorized 120,000,000 shares, issued 99,987,958 shares)   10.0        10.0
 Additional paid-in capital                               1,099.7     1,088.2
 Unrealized gains on available for sale securities, net      67.4       213.1
 Unrealized foreign currency translation adjustment         (22.9)      (23.1)
 Retained earnings                                        1,843.5     1,713.2

                                                          2,997.7     3,001.4
 Less:
  Treasury stock, at cost (1996-26,843,128 shares;
   1995-26,980,331 shares)                                  701.3       691.6
  Restricted stock deferred compensation                     10.1         6.9

   Total stockholders' equity                             2,286.3     2,302.9

   Total liabilities and stockholders' equity           $15,152.1   $14,787.8
=============================================================================


See notes to consolidated financial statements.

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q
C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S

                                                           Nine Months Ended
                                                             September 30,
                                                             --------------
(Unaudited - Dollars in millions)                            1996      1995

OPERATING ACTIVITIES:
Net income                                                   $190.0   $219.0
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Increase in future policy benefits and unpaid claims and
  claim expenses                                              512.2    688.9
 Increase in amounts receivable under reinsurance agreements (116.4)   (56.4)
 Increase (decrease) in income tax liability                   25.9     (1.2)
 Increase in deferred policy acquisition costs                (60.5)   (83.5)
 Realized investment gains                                     (3.8)  (237.7)
 Other                                                         83.3    (36.4)
   Net cash provided by operating activities                  630.7    492.7

INVESTING ACTIVITIES:
Maturities of fixed maturities held to maturity                --      594.7
Maturities of fixed maturities available for sale             642.0     67.5
Sales of fixed maturities held to maturity                     --        2.8
Sales of fixed maturities available for sale                2,279.8    480.9
Sales of equity securities available for sale                  --      836.7
Sales and maturities of other investments                     198.2    236.9
Purchases of fixed maturities held to maturity                 --     (223.4)
Purchases of fixed maturities available for sale           (1,601.8)(1,870.9)
Purchases of equity securities available for sale              --     (131.3)
Purchases of other investments                               (160.5)  (198.7)
Net increase in short-term investments                     (1,642.8)  (222.8)
Net additions to property and equipment                       (38.8)    (6.8)
   Net cash used in investing activities                     (323.9)  (434.4)

FINANCING ACTIVITIES:
Deposits and interest credited to investment contracts        452.6    501.0
Maturities and withdrawals from investment contracts         (670.3)  (673.0)
Dividends to stockholders                                     (59.6)   (55.9)
Treasury stock acquired                                       (23.6)     --
Proceeds from notes payable                                    --      241.5
Repayment of notes payable                                    (15.0)    (1.3)
Net decrease in short-term debt                                (5.0)   (80.6)
Other                                                          14.3      7.6
   Net cash used in financing activities                     (306.6)   (60.7)

Effect of exchange rate changes on cash                        (0.5)     0.7

Net decrease in cash                                           (0.3)    (1.7)
Cash at beginning of year                                      42.5     36.1

Cash at end of period                                       $  42.2  $  34.4
============================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Income taxes                                               $  47.2  $  64.1
 Interest                                                   $  26.1  $  20.2



See notes to consolidated financial statements.

UNUM Corporation and Subsidiaries
Form 10-Q
Notes to Consolidated Financial Statements (Unaudited)
September 30, 1996

NOTE 1.  BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in the financial statements. Interim results for the three month and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the audited consolidated financial statements and footnotes included in the 1995 annual report to stockholders of UNUM Corporation and subsidiaries ("UNUM").


NOTE 2.  ACCOUNTING CHANGE
--------------------------

Effective January 1, 1996, UNUM adopted Financial Accounting Standard ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of FAS 121 did not have a material effect on UNUM's results of operations or financial position.

NOTE 3. SALE OF TAX SHELTERED ANNUITY BUSINESS
----------------------------------------------


On October 1, 1996, UNUM Life Insurance Company of America ("UNUM America") and First UNUM Life Insurance Company ("First UNUM") closed the sale of their respective group tax-sheltered annuity ("TSA") businesses to The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York ("Lincoln"), both subsidiaries of Lincoln National Corporation. The sale involved approximately 1,700 group contractholders and assets under management of approximately $3.3 billion. The contracts have initially been reinsured on an indemnity basis. Upon consent of the TSA contractholders and/or participants, the contracts will be considered reinsured on an assumption basis, legally releasing UNUM America and First UNUM from future obligation.

To effect the sale of the TSA business, UNUM transferred approximately
$2,690 million of assets to Lincoln. The assets transferred consisted of $1,826 million of short-term investments, $589 million of fixed maturities, and $275 million of cash. The sale resulted in a deferred pretax gain of approximately $80 million, which will be recognized in income in proportion to contractholder and/or participant consents for assumption reinsurance, the majority of which management believes will occur in 1997. The purchase price (ceding commission) paid upon closing was approximately $71 million, and the transaction generated statutory capital of approximately $160 million, which will be available to repurchase UNUM common stock.

Historical results of the TSA business included in UNUM's Consolidated Statements of Income were as follows:

                                   Three Months Ended  Nine Months Ended
                                      September 30,      September 30,
                                      -------------     ---------------

(Dollars in millions, except per
 common share data)                    1996      1995      1996    1995

Revenues                              $ 50.6   $ 60.5   $ 159.4  $ 189.6
Net income                            $  1.9   $  5.8   $   9.4  $  26.9
Net income per common share           $ 0.03   $ 0.08   $  0.13  $  0.37


NOTE 4.  INDIVIDUAL DISABILITY REINSURANCE
------------------------------------------

On October 23, 1996, UNUM announced the execution of a definitive reinsurance agreement between UNUM Life Insurance Company of America
("UNUM America") and Centre Life Reinsurance Limited ("Centre Re"), a Bermuda based reinsurance specialist, for reinsurance coverage of the active life reserves of UNUM America's existing United States non-cancellable individual disability ("ID") block of business. This agreement does not reinsure any claims incurred prior to January 1, 1996. The agreement follows UNUM's announcement in late 1994 that it would no longer market the non-cancellable form of ID coverage in the United States. Subject to regulatory approval, the agreement is expected to be effective December 31, 1996.

The agreement is a finite reinsurance arrangement that transfers liabilities to Centre Re based on the level of statutory reserves, which at December 31, 1995, were approximately $390 million. Using December 31, 1995, balances, Centre Re will have an obligation to fund a defined risk layer with a value of $200 million, while UNUM will retain the earnings risk related to potential adverse claims experience up to a certain threshold. This threshold amount represents the existence of an experience layer with a value of $130 million. UNUM will carry the value of the experience layer on its Consolidated Balance Sheet as a deposit asset.
UNUM will fund its obligation under the agreement by transferring into a trust account assets equal to the experience layer plus reserves, determined under generally accepted accounting principles, net of related deferred acquisition costs. After including 1996 claims and the growth in the active life reserves for the year, the amount of assets to be transferred at December 31, 1996, is estimated to be approximately $400 million. It is anticipated that the agreement will generate slightly more than $200 million of statutory capital, which would be available to repurchase UNUM common stock.

In fourth quarter 1996, UNUM will recognize a pretax charge of approximately $50 million, which represents the present value of the minimum amount of fees to be paid to Centre Re under the agreement. UNUM has the right, but no obligation, to recapture the business after five years, with certain penalties.


NOTE 5.  INTANGIBLE ASSET WRITE-OFFS AND FUTURE LOSS RESERVES
-------------------------------------------------------------

In connection with the planned merger of Commercial Life Insurance Company ("Commercial Life") into UNUM America and the TSA sale, as well as UNUM's continued efforts to strengthen its focus on its core products, the company initiated a review of certain products, which resulted in the recognition of pretax charges totaling $39.4 million during third quarter 1996. These charges reduced income before income taxes by $13.1 million in the Disability Insurance Segment, $11.3 million in the Special Risk Insurance Segment, and $15.0 million in the Retirement Products Segment for the three months and nine months ended September 30, 1996. On an after-tax basis the charges reduced net income by $26.3 million, or $0.36 per share, for both periods.

The charges include the write-off of certain intangible assets, primarily deferred acquisition costs, totaling $17.0 million. These intangible assets have been deemed unrecoverable primarily due to the expectation of continued losses in Commercial Life's Association Group business. Additionally, in conjunction with the completion of a review of UNUM's discontinued product portfolio, a $22.4 million charge was taken to establish a reserve for the present value of expected future losses on certain discontinued products. Future losses for these products will be charged to the reserve at the time the losses are realized. The products incorporated in the charge consist of certain discontinued Commercial Life special risk products, as well as the discontinued UNUM America retirement and medical products. UNUM is pursuing the sale of some of these discontinued product lines.

NOTE 6. CHANGES IN ACCOUNTING ESTIMATES
---------------------------------------

During the second quarter of 1995, UNUM sold virtually all of the common stock portfolio of its United States subsidiaries. The sale of the common stock portfolio, which partially supported certain disability reserves, and the reinvestment of the proceeds primarily in investment grade fixed income assets at yields below the average portfolio yield, resulted in lower reserve discount rates for certain disability products reported in the Disability Insurance segment. This change in accounting estimate to lower certain discount rates, resulted in an increase of $128.6 million to the reserve liabilities in the Consolidated Balance Sheet and benefits to policyholders in the Consolidated Statement of Income, and a decrease in net income of $83.6 million, or $1.15 per share, for the nine months ended September 30, 1995.

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


NOTE 7.  BUSINESS RESTRUCTURING AND OTHER CHARGES
-------------------------------------------------

During the third quarter of 1996, UNUM recorded a restructuring charge related to the planned merger of Commercial Life into UNUM America, which increased operating expenses in the Consolidated Statement of Income by $7.2 million. The charge decreased net income by $4.7 million, or $0.06 per share, for the three and nine month periods ended September 30, 1996. The restructuring charge was taken to recognize $2.8 million of future severance costs for 120 employees and $4.4 million of lease costs, primarily related to the merger.

During the second quarter of 1995, UNUM recorded a charge for costs associated with the previously announced decision to discontinue the individual disability non-cancellable product and organizational changes within UNUM America, which increased operating expenses in the Consolidated Statement of Income by $5.0 million and decreased net income by $3.2 million, or $0.04 per share, for the nine months ended September 30, 1995. The $5.0 million was comprised of an $8.4 million charge, which consisted of $4.5 million for severance and salary continuation costs related to 229 UNUM America home office employees who elected to accept the voluntary severance plan announced in the first quarter of 1995, and $3.9 million for exit costs of certain leased facilities and equipment, partially offset by recognition of a curtailment gain of $3.4 million, related to workforce reductions in UNUM Corporation's noncontributory defined benefit pension plan.


NOTE 8.  EARNINGS PER SHARE
---------------------------

The weighted average number of shares outstanding used to calculate earnings per share was approximately 73,181,000 and 72,721,000 for third quarter 1996 and 1995, respectively. Weighted average shares outstanding for the nine months ended September 30, 1996, and 1995, were approximately 73,203,000 and 72,603,000, respectively. The assumed exercise of outstanding stock options would not result in a material dilution of earnings per share.


NOTE 9.  DIVIDENDS TO STOCKHOLDERS
----------------------------------

On October 11, 1996, UNUM's Board of Directors declared a twenty-seven and one half cents per share cash dividend. The dividend is payable on November 15, 1996, to common stockholders of record at the close of business on October 28, 1996. During the first nine months of 1996, cash dividends of twenty-seven and one half cents per share were paid on August 16 and May 17, and twenty-six and one half cents per share was paid on February 16.


NOTE 10.  LITIGATION
--------------------

In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries, and others, and a number of lawsuits were pending at September 30, 1996. In some instances, these proceedings include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position or the consolidated operating results of UNUM.

On December 29, 1993, UNUM filed a suit in the United States District Court for the District of Maine, seeking a federal income tax refund. The suit is based on a claim for a deduction in certain prior tax years, for $652 million in cash and stock distributed to policyholders in connection with the 1986 conversion of Union Mutual Life Insurance Company to a stock company. UNUM has fully paid, and provided for in prior years' financial statements, the tax at issue in this litigation. On May 23, 1996, the District Court issued its decision that the distribution in question was not a deductible expenditure. UNUM believes its claims are meritorious, and has appealed the decision to the United States Court of Appeals for the First Circuit. The ultimate recovery, if any, cannot be determined at this time.


NOTE 11.  NEW ACCOUNTING PRONOUNCEMENT
--------------------------------------

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


NOTE 12.  SEGMENT INFORMATION
-----------------------------

UNUM reports its operations principally in four business segments:
Disability Insurance, Special Risk Insurance, Colonial Products, and Retirement Products. The Disability Insurance segment includes disability products offered in North America, the United Kingdom, and Japan including: group long term disability, individual disability, group short term disability, association group disability, disability reinsurance, and long term care insurance. The Special Risk Insurance segment includes group life, special risk accident insurance, non-disability reinsurance operations, reinsurance underwriting management operations, and other special risk insurance products. The Colonial Products segment includes Colonial Companies, Inc. and subsidiaries, which offer payroll-deducted, voluntary employee benefits including personal accident and sickness, cancer, and life insurance products to employees at their worksites. The Retirement Products segment includes tax sheltered annuities and products which are no longer actively marketed by UNUM including guaranteed investment contracts, deposit administration accounts, and 401(k) plans. Corporate includes transactions which are generally non-insurance related.

Summarized financial information for the four business segments and
Corporate is as follows:
                                         Three Months Ended  Nine Months Ended
                                             September 30,    September 30,
                                           ----------------  ---------------
(Dollars in millions)                       1996     1995     1996    1995
-----------------------------------------------------------------------------

REVENUES
Disability Insurance                       $ 602.8 $ 563.9  $1,768.5 $1,857.3
Special Risk Insurance                       209.7   183.1     606.9    540.3
Colonial Products                            137.4   127.9     408.6    393.7
Retirement Products                           70.7    88.4     218.6    277.8
Corporate                                      3.3     4.3      13.2      9.7
-----------------------------------------------------------------------------

     Total revenues                       $1,023.9 $ 967.6  $3,015.8 $3,078.8


INCOME (LOSS) BEFORE INCOME TAXES
Disability Insurance                      $   58.8 $  58.0  $  191.4 $  164.0
Special Risk Insurance                        11.1     9.8      49.4     42.7
Colonial Products                             25.7    19.5      67.9     66.3
Retirement Products                          (12.7)    7.1      (3.8)    40.1
Corporate                                    (19.5)   (3.3)    (32.9)   (16.0)
-----------------------------------------------------------------------------

     Total income before income taxes         63.4    91.1     272.0    297.1
Income taxes                                  19.3    24.4      82.0     78.1
-----------------------------------------------------------------------------

Net income                                 $  44.1 $  66.7  $  190.0 $  219.0
=============================================================================


                                            September 30,     December 31,
(Dollars in millions)                                1996             1995
--------------------------------------------------------------------------

IDENTIFIABLE ASSETS
Disability Insurance                            $  7,520.1      $  7,280.3
Special Risk Insurance                             1,249.9         1,056.5
Colonial Products                                  1,060.0           996.5
Retirement Products                                4,513.2         4,717.4
Corporate                                            457.9           372.9
Individual Participating Life and Annuity            351.0           364.2
--------------------------------------------------------------------------

     Total assets                                $15,152.1       $14,787.8
==========================================================================

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                     --------------------------------------




To the Board of Directors and Stockholders
UNUM Corporation

We have reviewed the accompanying consolidated balance sheet of UNUM Corporation and subsidiaries as of September 30, 1996, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.


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






/s/ COOPERS & LYBRAND  L.L.P.

Portland, Maine
October 23, 1996

UNUM Corporation and Subsidiaries
Form 10-Q
September 30, 1996
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements (Unaudited) and Notes to Consolidated Financial Statements (Unaudited) included elsewhere in the Form 10-Q.

Net income for the quarter ended September 30, 1996, was $44.1 million, or $0.60 per share, as compared with net income of $66.7 million, or $0.92 per share, for the same quarter in 1995. Revenues for UNUM for third quarter 1996 were $1,023.9 million as compared with $967.6 million for third quarter 1995.

Net income for the nine months ended September 30, 1996, was $190.0 million, or $2.60 per share, as compared with net income of $219.0 million, or $3.02 per share, for the same period in 1995. Revenues for UNUM for the nine months ended September 30, 1996, were $3,015.8 million as compared with $3,078.8 million for the same period in 1995. The decrease in revenues for 1996 was primarily attributable to decreased realized investment gains as compared with 1995, when UNUM sold its common stock portfolio.

PREMIUMS:
---------
Premiums for the three months and nine months ended September 30, 1996, and 1995, are summarized by segment in the table below.

                            Three Months Ended         Nine Months Ended
                              September  30,             September  30,
                        -----------------------   ------------------------
(Dollars in millions)   1996     1995    Change    1996      1995   Change
--------------------------------------------------------------------------
Disability Insurance
  Group Long Term
   Disability         $ 274.3   $ 258.6    6.1%  $  809.1 $  788.7    2.6%
  UNUM Limited           31.9      32.8   (2.7)      98.1     91.5    7.2
  Individual Disability  95.8      89.5    7.0      269.0    266.0    1.1
  Group Short Term
   Disability            39.8      32.3   23.2      115.0     97.1   18.4
  Other Disability
   Insurance             36.6      36.6     --      109.0    110.2   (1.1)
---------------------------------------------------------------------------
   Total                478.4     449.8    6.4    1,400.2  1,353.5    3.5
Special Risk Insurance
  Group Life            108.8      92.4   17.7      304.3    264.2   15.2
  Other Special Risk
   Products              78.7      68.4   15.1      235.4    208.0   13.2
----------------------------------------------------------------------------
   Total                187.5     160.8   16.6      539.7    472.2   14.3
Colonial Products       124.0     117.0    6.0      370.0    351.8    5.2
Retirement Products       6.9      10.4  (33.7)      17.3     23.7  (27.0)
---------------------------------------------------------------------------

   Total premiums     $ 796.8   $ 738.0    8.0%  $2,327.2 $2,201.2    5.7%
==========================================================================

Claim block acquisitions, which generated one-time premium in the Disability Insurance and Special Risk Insurance segments, for the three months and nine months ended September 30, 1996, and 1995, are summarized in the table below. Management intends to pursue additional claim block acquisitions in the future. Additionally, premium for individual disability, as reported in the Disability Insurance segment, includes the recapture of reinsurance premium totaling $10.6 million for the three and nine months ended September 30, 1996.

                              Three Months Ended    Nine Months Ended
                                   September 30,      September 30,
                              --------------------  ------------------

(Dollars in millions)         1996    1995          1996     1995
------------------------------------------------------------------

Disability Insurance
  Group Long Term Disability $ 1.2    $1.5        $  3.2     $24.7
  UNUM Limited                 0.5      --           0.5       --
  Long Term Care Insurance      --      --            --       4.3
Special Risk Insurance
  Group Life                   3.5     1.3           3.5       1.3
  Reinsurance Operations       5.8      --          16.3       5.5
------------------------------------------------------------------

   Total                     $11.0    $2.8         $23.5     $35.8
==================================================================


RECONCILIATION OF INCOME (LOSS) BEFORE INCOME TAXES TO PRETAX OPERATING INCOME
------------------------------------------------------------------------------
(LOSS):
-------

Pretax operating income (loss) consists of income (loss) before income taxes exclusive of realized investment gains (losses) and certain special items discussed below.

Realized Investment Gains
-------------------------

During the second quarter of 1995, UNUM sold virtually all of the common stock portfolio of its United States subsidiaries, primarily due to consideration of statutory capital requirements associated with investment in common stocks, and to increase future investment income. The sale of the common stock portfolio contributed to significantly higher pretax realized investment gains for the nine months ended September 30, 1995, as compared with the same period in 1996. UNUM reinvested the proceeds from the sale of the common stock portfolio primarily in investment grade fixed income assets, which decreased the required amount of statutory capital for regulatory purposes and increased investment income. Dependent on capital considerations and market conditions, UNUM may invest in equity securities in the future.

Summary of Special Items in 1996 and 1995
-----------------------------------------

Commercial Life Merger and Integration Costs

During the third quarter of 1996, actions related to the merger of Commercial Life Insurance Company ("Commercial Life") into UNUM Life Insurance Company of America ("UNUM America") resulted in a $10.1 million increase in operating expenses for the Corporate Segment, reducing income before income taxes for the three months and nine months ended September 30, 1996. The $10.1 million consisted of $2.9 million of direct costs incurred and the recording of a $7.2 million restructuring charge to recognize $2.8 million of future severance costs for 120 employees and $4.4 million of lease costs, primarily related to the merger.

Intangible Asset Write-offs and Future Loss Reserves

In connection with the planned merger of Commercial Life into UNUM America and the sale of UNUM America's tax sheltered annuity business, as well as UNUM's continued efforts to strengthen its focus on its core products, the company initiated a review of certain products, which resulted in the recognition of pretax charges totaling $39.4 million during third quarter 1996. These charges reduced income before income taxes by $13.1 million in the Disability Insurance Segment, $11.3 million in the Special Risk Insurance Segment, and $15.0 million in the Retirement Products Segment for the three months and nine months ended September 30, 1996.

The charges include the write-off of certain intangible assets, primarily deferred acquisition costs, totaling $17.0 million. These intangible assets have been deemed unrecoverable primarily due to the expectation of continued losses in Commercial Life's Association Group business. Additionally, in conjunction with the completion of a review of UNUM's discontinued product portfolio, a $22.4 million charge was taken to establish a reserve for the present value of expected future losses on certain discontinued products.
Future losses for these products will be charged to the reserve at the time the losses are realized. The products incorporated in the charge consist of certain discontinued Commercial Life special risk products, as well as the discontinued UNUM America retirement and medical products. UNUM is pursuing the sale of some of these discontinued product lines.


Disability Reserve Increase from Second Quarter 1995 Portfolio Rate Adjustment

Reserves for certain disability products are discounted using an interest rate which is a composite yield of assets matched with each product. As a result of the sale of the common stock portfolio, which had partially supported these disability reserves, and the subsequent reinvestment of the proceeds primarily in investment grade fixed income assets at yields below the average portfolio yield, certain reserve discount rates were lowered during second quarter 1995. For the nine months ended September 30, 1995, the effect of lowering these discount rates was an increase to the reserve liabilities and benefits to policyholders reported in the Disability Insurance segment of $128.6 million.

Group Long Term Disability ("LTD") IBNR Increase

During the second quarter of 1995, UNUM increased the group LTD reserves for incurred but not reported ("IBNR") claims and benefits to policyholders reported in the Disability Insurance segment by $38.4 million, reducing income before income taxes for the nine months ended September 30, 1995. IBNR reserves, which are established to fund anticipated case reserves for claims which have been incurred but not reported to UNUM, are actuarially established based on various factors, including incidence levels and claims severity. The increased IBNR reserves were based on management's judgment that claims currently incurred but not yet reported would reflect increased levels of claims incidence and severity. It is not possible to predict whether future incidence levels or claims severity will be consistent with UNUM's assumptions, or will improve or deteriorate; however, as of September 30, 1996, management believes that the increased IBNR reserve levels continue to be adequate.


Other Charges

In order to strengthen its focus on its core products, UNUM recognized a charge in the third quarter of 1995 for costs associated with the sale of its dental business reported in the Special Risk Insurance segment. The charge, which primarily consisted of the write-off of deferred acquisition costs, reduced income before income taxes by $2.8 million.

During the second quarter of 1995, UNUM recorded a charge for costs associated with the previously announced decision to discontinue the individual disability non-cancellable product and organizational changes within UNUM America, which increased operating expenses in the Consolidated Statement of Income by $5.0 million for the nine months ended September 30, 1995.

Pretax operating income (loss) for the four business segments and Corporate for the three months and nine months ended September 30, 1996, and 1995, was as follows:

                     Disability  Special Risk Colonial Retirement            Consolidated
                     Insurance   Insurance    Products Products   Corporate    UNUM
-----------------------------------------------------------------------------------------
(Dollars in millions)
Three Months Ended September 30, 1996:
--------------------------------------

Income (loss) before
 income taxes         $ 58.8       $11.1        $25.7    $(12.7)    $(19.5)     $ 63.4
Realized investment
 gains (losses)          1.9         0.4          --       (0.8)       0.2         1.7
--------------------------------------------------------------------------------------
                        56.9        10.7         25.7     (11.9)     (19.7)       61.7
Add back special items:
  Merger and inte-
   gration costs          --          --           --        --       10.1        10.1
  Write-offs and
   future loss
   reserves             13.1        11.3           --      15.0         --        39.4
--------------------------------------------------------------------------------------

PRETAX OPERATING INCOME
  (LOSS) EXCLUDING
  SPECIAL ITEMS       $ 70.0       $22.0        $25.7     $  3.1    $ (9.6)     $111.2
======================================================================================


Three Months Ended September 30, 1995:
--------------------------------------

Income (loss) before
 income taxes         $ 58.0       $ 9.8        $19.5       $7.1     $(3.3)     $ 91.1
Realized investment
 gains (losses)         (0.2)        0.9          --         2.0       0.2         2.9
--------------------------------------------------------------------------------------
                        58.2         8.9         19.5        5.1      (3.5)       88.2
Add back special items:

  Other charges           --         2.8           --         --        --         2.8
--------------------------------------------------------------------------------------

PRETAX OPERATING INCOME
  (LOSS) EXCLUDING
  SPECIAL ITEMS       $ 58.2       $11.7        $19.5       $5.1     $(3.5)     $ 91.0
======================================================================================

Nine Months Ended September 30, 1996:
-------------------------------------

Income (loss) before
 income taxes         $191.4       $49.4       $67.9     $ (3.8)    $(32.9)     $272.0
Realized investment
 gains (losses)          2.0         0.8         0.2       (1.6)       0.6         2.0
--------------------------------------------------------------------------------------
                       189.4        48.6        67.7       (2.2)     (33.5)      270.0
Add back special items:
  Merger and inte-
   gration costs          --          --          --         --       10.1        10.1
  Write-offs and
   future loss
   reserves             13.1        11.3          --        15.0        --        39.4
--------------------------------------------------------------------------------------

PRETAX OPERATING INCOME
  (LOSS) EXCLUDING
  SPECIAL ITEMS       $202.5       $59.9       $67.7      $ 12.8    $(23.4)     $319.5
======================================================================================


Nine Months Ended September 30, 1995:
-------------------------------------

Income (loss) before
 income taxes         $164.0       $42.7        $66.3      $40.1    $(16.0)     $297.1
Realized investment
 gains                 184.5         4.3         10.3       22.8        --       221.9
--------------------------------------------------------------------------------------
                       (20.5)       38.4         56.0       17.3     (16.0)       75.2
Add back special items:
  Disability reserve
   increases           128.6          --           --         --        --       128.6
  Group LTD IBNR
   increase             38.4          --           --         --        --        38.4
  Other charges          2.9         3.9           --        1.0        --         7.8
--------------------------------------------------------------------------------------

PRETAX OPERATING INCOME
  (LOSS) EXCLUDING
  SPECIAL ITEMS       $149.4       $42.3        $56.0      $18.3    $(16.0)     $250.0
=====================================================================================

PRETAX OPERATING INCOME:
------------------------

Pretax operating income excludes realized investment gains (losses) and certain special items as previously defined.
UNUM reported increased pretax operating income for the three months and nine months ended September 30, 1996, as compared with the same periods in 1995. The increases were primarily attributable to positive results from improved claims experience and management's continued focus on risk management programs, both of which lowered the benefit ratios for certain disability businesses reported in the Disability Insurance segment and the group life business reported in the Special Risk Insurance segment. Additionally, increased investment income caused by the reinvestment of the proceeds from the sale of the common stock portfolio in second quarter 1995, as previously discussed, favorably affected pretax operating income in certain disability lines for the three and nine months ended September 30, 1996, as compared with the same periods in 1995.
Partially offsetting these increases were higher benefit ratios in certain other disability and reinsurance businesses and increased operating expenses.

PRETAX OPERATING INCOME BY SEGMENT:
-----------------------------------

The following sections discuss the results of the four business segments and Corporate for the three months and nine months ended September 30, 1996, and 1995. Within these business segment discussions, reference is made to pretax operating income (loss), which excludes realized investment gains (losses) and certain special items as previously defined.

Disability Insurance Segment:

The Disability Insurance segment reported increased pretax operating income for the three and nine months ended September 30, 1996, as compared with the same periods in 1995. The increase was primarily attributable to lower benefit ratios in group LTD and at UNUM Limited and increased investment income.
Partially offsetting these increases were increased operating expenses for the segment and higher benefit ratios in certain other disability businesses including individual disability, disability reinsurance operations and association group disability.

On October 23, 1996, UNUM announced the execution of a definitive reinsurance agreement between UNUM Life Insurance Company of America ("UNUM America") and
Centre Life Reinsurance Limited ("Centre Re"), a Bermuda based reinsurance specialist, for reinsurance coverage of the active life reserves of UNUM
America's existing United States non-cancellable individual disability ("ID") block of business. This agreement does not reinsure any claims incurred prior to January 1, 1996. The agreement follows UNUM's announcement in late 1994 that it would no longer market the non-cancellable form of ID coverage in the United
States. Subject to regulatory approval, the agreement is expected to be effective December 31, 1996.

The agreement is a finite reinsurance arrangement that transfers liabilities to Centre Re based on the level of statutory reserves, which at December 31, 1995, were approximately $390 million. Using December 31, 1995, balances, Centre Re will have an obligation to fund a defined risk layer with a value of $200 million, while UNUM will retain the earnings risk related to potential adverse claims experience up to a certain threshold. This threshold amount represents the existence of an experience layer with a value of $130 million. UNUM will carry the value of the experience layer on its Consolidated Balance Sheet as a deposit asset. UNUM will fund its obligation under the agreement by transferring into a trust account assets equal to the experience layer plus reserves, determined under generally accepted accounting principles, net of related deferred acquisition costs. After including 1996 claims and the growth in the active life reserves for the year, the amount of assets to be transferred at December 31, 1996, is estimated to be approximately $400 million. It is anticipated that the agreement will generate slightly more than $200 million of statutory capital, which would be available to repurchase UNUM common stock.

In fourth quarter 1996, UNUM will recognize a pretax charge of approximately $50 million, which represents the present value of the minimum amount of fees to be paid to Centre Re under the agreement. UNUM has the right, but no obligation, to recapture the business after five years, with certain penalties.

Pretax operating income for group LTD continued to be favorably affected by a lower benefit ratio and increased investment income for the three months and nine months ended September 30, 1996, as compared with the same periods in 1995, partially offset by increased operating expenses primarily from continued investment in benefit management practices. The lower benefit ratio was primarily the result of lower claims incidence and higher claim recoveries, which management primarily attributes to the continued success of its risk management programs. Additionally, the lower benefit ratio was favorably affected by a decrease in average claim size during third quarter 1996, primarily due to shifts in the mix of new claims, which are subject to variability. Management continuously monitors claim trends in group LTD and responds by periodically adjusting prices on selected new and inforce business, refining underwriting guidelines, and strengthening risk management programs.

For the three months and nine months ended September 30, 1996, UNUM Limited's pretax operating income was favorably affected by a lower benefit ratio, as compared with the corresponding periods in 1995. The lower benefit ratio was primarily the result of a focus on strengthening risk management programs, which contributed more favorably to earnings in the second quarter of 1996, as compared with the current and previous quarters, and improved new claims experience. Management believes that the level of future earnings for UNUM
Limited will be a function of various factors, including but not limited to, the effectiveness of these continuing actions over time. Additionally, for the three months ended September 30, 1996, UNUM Limited was negatively affected by increased operating expenses, which were primarily the result of increased investments in information systems technology.

For the three and nine month periods ended September 30, 1996, pretax operating income for individual disability continued to be favorably affected by increased investment income, partially offset by a higher benefit ratio as compared with the same periods in 1995. The higher benefit ratio was primarily attributable to an increased level of claims incidence combined with a decrease in premium growth, resulting from the transition out of the non-cancellable individual disability product to the new guaranteed renewable Life Long Disability
Protection product. During 1994, UNUM increased individual disability reserves for existing claims by $83.3 million and strengthened reserves for estimated future losses by $109.1 million. These increased reserves reflected management's expectations of morbidity trends for the existing non-cancellable individual disability business. It is not possible to predict whether morbidity trends will be consistent with UNUM's assumptions; however, as of September 30, 1996, management believes that the strengthened reserve levels continue to be adequate.

Pretax operating income for the disability reinsurance operations was adversely affected by a higher benefit ratio, primarily attributable to continued unfavorable claims experience combined with a decrease in premium, for the three and nine months ended September 30, 1996, as compared with the same periods in 1995. Management continues to focus on improving its risk management programs and strengthening underwriting standards to address this claims experience.

Pretax operating income for the association group disability business continued to be affected by unfavorable claims experience along with a decline in premium, primarily due to increased terminations, for the three months and nine months ended September 30, 1996. To address the current claims environment, management continues to evaluate underwriting standards, risk management programs, and product design.

As previously discussed under the Special Items section, certain reserve discount rates were lowered during second quarter 1995. Since that time the reserve discount rates for certain disability products have continued to decline. Management expects further declines, since current cash flows are invested in high quality assets at current yields, which are below the composite yield of the existing assets purchased in prior years. UNUM periodically adjusts prices on both existing and new business in an effort to mitigate the impact of the current interest rate environment.

Special Risk Insurance Segment:

The Special Risk Insurance segment reported an increase in pretax operating income for the three months ended September 30, 1996, as compared with the same period in 1995. The increase was primarily due to favorable claims experience in the group life business, and premium growth driven by strong sales. These increases were partially offset by a higher benefit ratio in certain reinsurance pools.

For the nine months ended September 30, 1996, as compared with the same period in 1995, the Special Risk Insurance segment reported an increase in pretax operating income. The increase was primarily due to favorable claims experience in the group life business, increased investment income, and premium growth driven by strong sales. These increases were partially offset by a higher benefit ratio in certain reinsurance pools, and reduced fee income from the reinsurance underwriting management operations. Due to the nature of the risks underwritten and the relative size of the blocks of businesses, several of the Special Risk Insurance segment's products can exhibit claims variability.

Colonial Products Segment:

The Colonial Products segment reported increased pretax operating income for the three months and nine months ended September 30, 1996, as compared with the same periods in 1995. The increase for the three month period was primarily attributable to favorable claims experience across all major product lines and increased investment income, partially offset by increased operating expenses.
The increase for the nine month period was primarily attributable to increased investment income and favorable claims experience in the life, and accident and sickness product lines, partially offset by unfavorable claims experience in the cancer line and increased operating expenses.

Retirement Products Segment:

For the three months and nine months ended September 30, 1996, the Retirement
Products segment reported decreased pretax operating income as compared with the same periods in 1995. The decrease was primarily due to continued losses from the runoff of those products no longer actively marketed by UNUM and lower interest spread margins on tax sheltered annuities ("TSA") as assets were shifted to lower yielding, highly liquid, instruments in anticipation of the sale of the TSA business. Partially offsetting these items was a reduction in operating expenses.

On October 1, 1996, UNUM Life Insurance Company of America ("UNUM America") and First UNUM Life Insurance Company ("First UNUM") closed the sale of their respective TSA businesses to The Lincoln National Life Insurance Company and
Lincoln Life & Annuity Company of New York, both subsidiaries of Lincoln
National Corporation. The sale involved approximately 1,700 group contractholders and assets under management of approximately $3.3 billion. The contracts have initially been reinsured on an indemnity basis. Upon consent of the TSA contractholders and/or participants, the contracts will be considered reinsured on an assumption basis, legally releasing UNUM America and First UNUM from future obligation. The sale resulted in a deferred pretax gain of approximately $80 million, which will be recognized in income in proportion to contractholder and/or participant consents for assumption reinsurance, the majority of which management believes will occur during 1997. The purchase price (ceding commission) paid upon closing was approximately $71 million, and the transaction generated statutory capital of approximately $160 million, which will be available to repurchase UNUM common stock.

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

Corporate:

Increased operating expenses, primarily from international development and advertising costs, and decreased investment income were the primary drivers of the increased pretax operating loss in Corporate for the three months ended
September 30, 1996, as compared with the same period in 1995.

The increased pretax operating loss in Corporate for the nine months ended
September 30, 1996, as compared with the same period in 1995, was primarily the result of international development costs and increased interest expense, partially offset by increased investment income.

INVESTMENTS:
------------

At September 30, 1996, the composition of UNUM's $11.6 billion of invested assets was 64.2% fixed maturities, 21.8% short-term investments, 9.6% mortgage loans, 2.0% real estate, and 2.4% other invested assets.

On October 1, 1996, UNUM transferred approximately $2,690 million of assets to The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York, to effect the sale of the TSA business. The assets transferred consisted of $1,826 million of short-term investments, $589 million of fixed maturities, and $275 million of cash.

Fixed Maturities

At September 30, 1996, and December 31, 1995, the fixed maturity portfolio included $137.0 million and $139.4 million of below investment grade bonds
(below "Baa"), which represented 1.8% and 1.5% of the fixed maturity portfolio, respectively. These bonds had associated amortized cost values of $134.7 million and $133.8 million, respectively. Virtually all of the nonconvertible, below investment grade bonds were purchased at investment grade, but were subsequently downgraded. UNUM had no fixed maturities delinquent 60 days or more at September 30, 1996, or December 31, 1995.

Mortgages

The percentage of mortgage loans delinquent 60 days or more on a contract delinquency basis was 0.2% at September 30, 1996, and December 31, 1995.
Management expects a modest level of additional delinquencies and impaired loans in the future. Management believes the allowance provided on mortgage loans as of September 30, 1996, is adequate to cover probable losses. Impaired mortgage loans as of September 30, 1996, are not expected to have a significant effect on UNUM's results of operations, liquidity, or capital resources.

Real Estate

At September 30, 1996, real estate held for sale amounted to $11.5 million compared with $35.5 million at December 31, 1995, and was included in other assets in the Consolidated Balance Sheets. Given the current real estate environment, additional foreclosures are anticipated, but at a reduced level from the early 1990s. Current and anticipated real estate acquired through foreclosure is not expected to have a significant effect on UNUM's results of operations, liquidity, or capital resources.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

UNUM's businesses produce positive cash flows which are invested primarily in intermediate, fixed maturity investments intended to reflect the anticipated cash obligations of insurance benefit payments and insurance contract maturities and to optimize investment returns at appropriate risk levels. Unexpected cash requirements and liquidity needs can be met through UNUM's investment portfolio of fixed maturities classified as available for sale, equity securities, cash, and short-term investments.

From time to time, dividend payments, which may be subject to approval by insurance regulatory authorities, are made from UNUM's affiliates and insurance subsidiaries to UNUM Corporation. These dividends, along with other funds, are used to service the needs of UNUM Corporation including: debt service, common stock dividends, stock repurchase, administrative costs and corporate development. Net statutory operating income, which excludes realized investment gains net of tax, is one of the major determinants of an insurance company's dividend capacity to its parent in the following fiscal year. Statutory accounting rules and practices, which differ in certain respects from generally accepted accounting principles, are mandated by regulators in an insurance company's state of domicile. In the first nine months of 1996, UNUM's insurance subsidiaries domiciled in the United States reported net statutory operating income of approximately $103 million, as compared with approximately $116 million for the same period of 1995. In connection with the closing of the TSA sale, UNUM Corporation received a dividend of $123.0 million from UNUM America on November 1, 1996.

Cash flow requirements are also supported by a committed revolving credit facility totaling $500 million. On October 29, 1996, a new committed revolving credit facility became effective, expiring on October 1, 2001, which replaced a previously existing facility of the same amount. UNUM's commercial paper program is supported by the revolving credit facility and is available for general liquidity needs, capital expansion, acquisitions, and stock repurchase.
The committed revolving credit facility contains certain covenants which, among other provisions, require maintenance of certain levels of stockholders' equity and limits on debt levels.

On July 16, 1996, UNUM filed an omnibus shelf registration with the Securities and Exchange Commission, which became effective August 2, 1996, relating to $500 million of securities (including debt securities, preferred stock, common stock and other securities). On August 15, 1996, UNUM filed a prospectus supplement to establish a $250 million medium-term note program under the shelf registration.

At September 30, 1996, UNUM had short-term and long-term debt totaling $121.5 million and $442.6 million, respectively. At September 30, 1996, approximately
$402 million was available for additional financing under the existing revolving credit facility and $500 million of investment grade debt instruments was available for issuance under the shelf registration. Contingent upon market conditions and corporate needs, management may refinance short-term notes payable for longer term securities.

Through the first nine months of 1996, UNUM acquired approximately 393,000 shares of its common stock in the open market at an aggregate cost of $23.6 million. Effective October 23, 1996, UNUM's board of directors approved an expansion of the company's stock repurchase program to 6.0 million shares of stock by authorizing an additional 3.7 million shares.

RATINGS:
--------

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

In April 1996, A.M. Best Company ("Best's") affirmed UNUM America's financial strength rating at "A++" (Superior), the highest rating assigned by Best's.
Additionally, Best's affirmed First UNUM Life Insurance Company and Colonial
Life & Accident Insurance Company at "A+" (Superior).  Best's affirmed
Commercial Life's rating at "A" (Excellent) in May 1995.

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

LITIGATION:
----------

In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at September 30, 1996. In some instances, these proceedings include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position or the consolidated operating results of UNUM.

On December 29, 1993, UNUM filed suit in the United States District Court for the District of Maine, seeking a federal income tax refund. The suit is based on a claim for a deduction in certain prior tax years, for $652 million in cash and stock distributed to policyholders in connection with the 1986 conversion of Union Mutual Life Insurance Company to a stock company. UNUM has fully paid, and provided for in prior years' financial statements, the tax at issue in this litigation. On May 23, 1996, the District Court issued its decision that the distribution in question was not a deductible expenditure. UNUM believes its claims are meritorious, and has appealed the decision to the United States Court of Appeals for the First Circuit. The ultimate recovery, if any, cannot be determined at this time.


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

UNUM Corporation and Subsidiaries
Form 10-Q
September 30, 1996


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                                                                       Page
(a) Exhibit Index

   12. Statement re:  Computation of ratio of earnings to fixed charges. 26

   15. Letter re:  Unaudited interim financial information.              27

   27. Financial Data Schedule

(b) Reports on Form 8-K



No reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the quarter ended September 30, 1996.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








Date November 8, 1996          /s/ ROBERT W. CRISPIN
     --------------------      -----------------------------

                               Robert W. Crispin
                               Executive Vice President and
                               Chief Financial Officer




Date November 8, 1996          /s/ STEPHEN D. ROBERTS
     --------------------      ------------------------------

                               Stephen D. Roberts
                               Vice President and
                               Corporate Controller
