Form 10-K
period 1996-12-31
UNUM CORP
filed 1997-03-25
CIK 795581

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
               For the transition period from         to

                          Commission file number 1-9254

                                UNUM Corporation

             (Exact name of registrant as specified in its charter)

                                ----------------

                Delaware                                 01-0405657
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

  2211 Congress Street, Portland, Maine                    04122
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (207) 770-2211

          Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                            Name of each exchange on which registered
 -------------------                            -----------------------------------------
Common stock, $0.10 par value                   New York Stock Exchange
                                                Pacific Stock Exchange
Preferred stock purchase rights                 New York Stock Exchange
                                                Pacific Stock Exchange
8.8% Junior Subordinated Deferrable Interest    New York Stock Exchange
 Debentures, Series A, Due 2025

       Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 1997, was approximately $5,384,300,000.


  As of March 7, 1997, 70,832,485 shares of the registrant's common stock were outstanding.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Information from the Registrant's proxy statement for the Annual Meeting of Shareholders on May 9, 1997, is incorporated by reference into Part III.


Exhibit Index appears on page 76.

================================================================================

                               TABLE OF CONTENTS

                                    PART I

Item                                                                                              Page
----                                                                                              ----
 1.   Business   ..............................................................................      1
      A. Description of Business   ............................................................      1
      B. Disability Insurance Segment   .......................................................      2
      C. Special Risk Insurance Segment    ....................................................      4
      D. Colonial Products Segment    .........................................................      5
      E. Retirement Products Segment    .......................................................      5
      F. Investments  .........................................................................      6
      G. Risk Management and Reinsurance    ...................................................      7
      H. Reserves   ...........................................................................      8
      I. Employees    .........................................................................      8
      J. Competition  .........................................................................      8
      K. Regulation    ........................................................................      8
      L. Participation Fund Account  ..........................................................      9
 2.   Properties    ...........................................................................     10
 3.   Legal Proceedings   .....................................................................     10
 4.   Submission of Matters to a Vote of Security Holders  ....................................     10
                                              PART II
 5.   Market for the Registrant's Common Equity and Related Stockholder Matters    ............     10
 6.   Selected Financial Data   ...............................................................     11
 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations         13
 8.   Financial Statements and Supplementary Data    ..........................................     33
 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  ...     66
                                              PART III
10.   Directors and Executive Officers of the Registrant   ....................................     66
      A. Directors of the Registrant  .........................................................     66
      B. Executive Officers of the Registrant  ................................................     66
11.   Executive Compensation    ...............................................................     67
12.   Security Ownership of Certain Beneficial Owners and Management   ........................     67
13.   Certain Relationships and Related Transactions    .......................................     67
                                              PART IV
14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K    .....................     68
      Signatures    ...........................................................................     69
      Index to Exhibits   .....................................................................     76

                                    PART I

Item 1--Business

A. Description of Business

     UNUM Corporation is a Delaware corporation organized in 1985 as an insurance holding company. UNUM Corporation and subsidiaries ("UNUM") are the leading providers of group long term disability insurance ("group LTD") in the United States and the United Kingdom. UNUM is also a major provider of employee benefits, individual disability insurance and special risk reinsurance. UNUM also markets long term care insurance. The operations of the subsidiaries, as described below, account for substantially all of UNUM's consolidated assets and revenues. UNUM Corporation is based in Portland, Maine, and through its affiliates has operations in North America, the United Kingdom and the Pacific Rim.


     Effective December 31, 1996, UNUM merged Commercial Life Insurance Company ("Commercial Life") into UNUM Life Insurance Company of America ("UNUM America") to accelerate growth of its special risk business, increase its commitment to the Association Group disability business, and to improve operating and capital efficiencies. Following the merger, UNUM America is a leader in special risk insurance and professional association insurance marketing.


     UNUM conducts its operations in the United States through a number of wholly-owned subsidiaries including: UNUM America, a Maine life insurance company licensed in 49 states and Canada, the leading provider of group disability insurance in the nation and a provider of employee benefits and long term care insurance; First UNUM Life Insurance Company ("First UNUM"), a New York life insurance company; Duncanson & Holt, Inc. ("D&H"), a New York corporation and a leading accident and health reinsurance underwriting manager; Colonial Companies, Inc. ("Colonial Companies"), a Delaware holding company whose wholly-owned subsidiary, Colonial Life & Accident Insurance Company ("Colonial"), is a leader in payroll-deducted voluntary employee benefits offered to employees at their worksites; and UNUM Holding Company, a Delaware corporation. Through UNUM Holding Company, UNUM Corporation also owns Claims Service International, Inc., a Delaware corporation, which provides claims administration services, and UNUM Sales Corporation, a Delaware corporation. As of December 31, 1996, UNUM Sales Corporation is no longer registered as a licensed broker-dealer coinciding with the sale of UNUM America and First UNUM's respective group tax-sheltered annuity ("TSA") businesses as discussed below.


     UNUM Corporation also holds all of the outstanding capital stock of UNUM European Holding Company, which is incorporated in the United Kingdom. UNUM's United Kingdom operations are conducted by UNUM Limited, which is the United Kingdom's leader in group disability insurance and a wholly-owned subsidiary of UNUM European Holding Company, and by Duncanson & Holt Europe Ltd., a wholly-owned subsidiary of D&H.


     UNUM's Japanese operations are conducted through a wholly-owned subsidiary, UNUM Japan Accident Insurance Company Limited, a Japanese non-life insurance company, which was established in 1994.


     On October 1, 1996, UNUM America and First UNUM closed the sale of their respective TSA businesses to The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York ("Lincoln"), both subsidiaries of Lincoln National Corporation. The sale involved approximately 1,700 group contractholders and assets under management of approximately $3.3 billion. The purchase price (ceding commission) at closing was approximately $71 million. The contracts have initially been reinsured on an indemnity basis. Upon consent of the TSA contractholders and/or participants, the contracts will be considered reinsured on an assumption basis, legally releasing UNUM America and First UNUM from future contractual obligation to the respective contractholders and/or participants.


     On March 26, 1993, UNUM merged with Colonial Companies. Under the merger agreement, UNUM exchanged 0.731 shares of its common stock for each share of Colonial Companies Class A and Class B common stock outstanding on March 26, 1993. UNUM issued approximately 11.4 million shares of common stock from treasury in connection with the merger. In addition, outstanding options to acquire shares of Colonial Companies Class B common stock were converted into options to acquire shares of UNUM common stock. The merger was accounted for as a pooling of interests.


     To more clearly reflect UNUM's management of its businesses and to more appropriately group its product portfolios, UNUM began reporting its operations, effective January 1, 1995, principally in four business segments:

Disability Insurance, Special Risk Insurance, Colonial Products and Retirement Products. Corporate includes transactions that are generally non-insurance related and interest expense on corporate borrowings. For comparative purposes, 1994 information was previously restated to reflect reporting in these segments.

     Refer to Item 7 and Item 8 (Note 16) for more information.

B. Disability Insurance Segment

     The Disability Insurance segment, which in 1996 accounted for 59.0% of UNUM's revenues and 63.0% of its income before income taxes, includes disability products offered in North America, the United Kingdom and Japan including: group LTD, group short term disability ("group STD"), individual disability, Association Group disability, disability reinsurance operations and long term care insurance.

UNUM America and First UNUM:

     UNUM America and First UNUM market their group and individual insurance products, which are included in the Disability Insurance and Special Risk Insurance segments, through a network of 35 offices in the United States and Canada which utilize brokers to distribute these products. As of December 31, 1996, these branch offices were organized into five regions and were staffed with approximately 870 management, sales, service and administrative personnel.

 Group Long Term Disability


     UNUM America and First UNUM's group LTD product is the Disability Insurance segment's principal product. UNUM America and First UNUM target sales of group LTD to executive, administrative and management personnel, and other professionals, such as doctors, attorneys, accountants and engineers. Since 1976, UNUM America and First UNUM combined have been the United States' leading provider of group LTD according to EMPLOYEE BENEFIT PLAN REVIEW, a recognized industry publication.


     Group LTD provides employees with insurance coverage for loss of income in the event of inability to work due to sickness or injury. Most policies begin providing benefits following 90- or 180-day waiting periods and continue providing benefits until the employee reaches age 65-70. Group LTD benefits are paid monthly and generally are limited to two-thirds of the employee's earned income up to a specified maximum benefit. Premiums for group LTD insurance are based upon the expected mortality, morbidity and persistency of the insured group, as well as assumptions concerning operating expenses and investment income.

     The group LTD product is sold primarily on a basis that permits annual repricing. This enables UNUM to adjust the pricing of its products to more closely match the underlying claim experience and interest rate environment.

 Individual Disability


     Individual disability products provide coverage for loss of income for professionals, corporate executives, business owners and administrative support personnel in the event of disability. As reported in the Life Insurance Marketing Research Association's 1995 INDIVIDUAL HEALTH ISSUES AND INFORCE SURVEY for the United States and Canada, the most recent available data, UNUM America and First UNUM combined were the fourth largest provider of individual disability income policies measured by inforce premium.


     On October 23, 1996, UNUM announced the execution of a definitive reinsurance agreement between UNUM America and Centre Life Reinsurance Limited ("Centre Re"), a Bermuda based reinsurance specialist, for reinsurance coverage of the active life reserves of UNUM America's existing United States non-cancellable individual disability ("ID") block of business. This agreement does not reinsure any claims incurred prior to January 1, 1996. The agreement follows UNUM's announcement in late 1994, as discussed below, that it would no longer market the non-cancellable form of ID coverage in the United States. The agreement was effective December 31, 1996. For a detailed discussion of the reinsurance agreement refer to Item 8 (Note 6).

UNUM announced in November 1994 that it would discontinue sales of the traditional, fixed price, non-cancellable individual disability product ("non-cancellable product") in the United States upon introduction of a new disability product in each state. During the second quarter of 1995, UNUM introduced the Lifelong Disability Protection ("LDP") product, which replaces the non-cancellable product. LDP policies are issued on a "guaranteed renewable" basis, which means that UNUM cannot refuse to renew any policy, but it does reserve the right to increase premiums for inforce policies. This right to change premiums is or may be subject to various state insurance department rules, regulations, and approvals.

     The LDP product provides benefits and transitional support for moderate disabilities, while providing richer benefits for severe disabilities. Various options are available that permit tailoring of insurance coverage to the specific client's needs. The most common options include up to 60% base income replacement coverage, an option to purchase up to 40% further coverage in the event of catastrophic injury or illness involving the loss of two or more Activities of Daily Living, and an automatic option to convert to a long term care policy at retirement age. Following the approval of the LDP product, sales of the non-cancellable product have been discontinued in the United States. UNUM also markets buy/sell and key person coverage and policies that provide reimbursement for business overhead expenses incurred during a period of disability.

     Individual disability insurance premium rates are based on expected mortality, morbidity and persistency, as well as assumptions concerning policy related expenses, inflation and investment income.

     Following the completion of its merger with Commercial Life, UNUM America is a leading provider of disability insurance in the association marketplace, offering disability income coverage to members of professional associations. UNUM expects to introduce new conditionally renewable products for sale through its association channel in the first quarter of 1997, subject to regulatory approvals. As a result of the merger, UNUM now reports the operations of the Association Group disability business with the individual disability business.

 Group Short Term Disability


     Group STD provides employees with insurance coverage for loss of income in the event of inability to work due to sickness or injury. Most of these policies begin providing benefits immediately for accidents, or following a one-week waiting period for sickness, and continue providing benefits for up to 26 weeks. Group STD benefits are paid weekly and generally are limited to 60% of the employee's earned income up to a specified maximum benefit. As reported by EMPLOYEE BENEFIT PLAN REVIEW, UNUM America and First UNUM combined were the top provider of group STD for 1995, based on premium and number of inforce lives.


 Long Term Care

     UNUM America and First UNUM market long term care ("LTC") insurance to employer groups and individuals. The group LTC product is offered on an employer or employee-paid basis, and employer groups may offer coverage to retirees, spouses, parents and grandparents, in addition to the employee. LTC provides insurance coverage for nursing home and home care costs when the insured sustains the loss of two or more Activities of Daily Living or sustains cognitive impairment.

 LTD Reinsurance

     UNUM America assumes certain insurance risks through long term disability reinsurance operations managed by Duncanson & Holt Services Inc., a leading manager of group LTD reinsurance in the United States and wholly-owned subsidiary of D&H.

UNUM Limited:


     UNUM Limited was the leading provider for 1995 of group LTD insurance in the United Kingdom, as reported by EMPLOYERS RE. INTERNATIONAL. UNUM Limited targets group LTD sales to executive, administrative and management personnel, and other professionals. These products are marketed through a network of independent brokers. UNUM Limited's group LTD products provide employees with insurance coverage for loss of income in the event of inability to work due to sickness or injury. UNUM Limited also markets individual disability insurance through brokers and agents to self-employed individuals and those not covered under group policies. Premiums for group LTD and individual disability insurance are based upon the expected mortality, morbidity and persistency of the insured group, as well as assumptions concerning operating expenses and investment income.

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


     UNUM Japan targets sales of group and individual long term disability products ("LTD products") to executive, administrative and management personnel, and other professionals. These products are marketed through contracted independent agents and brokers. The LTD products provide employees with insurance coverage for loss of income in the event of inability to work due to sickness or injury. Most of these policies begin providing benefits following 90- or 365-day waiting periods and continue providing benefits until the employee reaches age 65-70. The benefits of the LTD products are paid monthly and generally are limited to 60% of the employee's earned income up to a specified maximum benefit. Premiums for LTD insurance are based upon the expected mortality, morbidity and persistency of the insured group, as well as assumptions concerning operating expenses and investment income.


     UNUM Japan also acquires premiums as a reinsurer of LTD products in Japan and Hong Kong. These reinsurance treaty arrangements are mostly quota share coinsurance. The direct insurer is subject to compliance with UNUM Japan's risk management standards for pricing, underwriting, and claims management.


     Refer to Item 7 and Item 8 (Note 16) under the caption "Disability Insurance Segment" for more information.

C. Special Risk Insurance Segment

     The Special Risk Insurance segment in 1996 accounted for 20.1% of UNUM's revenues and 23.2% of its income before income taxes. The Special Risk Insurance segment includes group life, special risk accident insurance, non-disability reinsurance operations, reinsurance underwriting management operations and other special risk insurance products.


     The Special Risk Insurance segment's group insurance products are sold primarily on a basis that permits annual repricing. This enables UNUM to adjust the pricing of its products to more closely match the underlying claim experience and interest rate environment.


     UNUM America and First UNUM's group life insurance products provide term insurance to a broad range of employees. As reported by EMPLOYEE BENEFIT PLAN REVIEW for 1995, UNUM America and First UNUM combined were the seventh largest writer of group life insurance in the United States, based on number of inforce contracts. UNUM America and First UNUM also offer group universal life insurance on a payroll deduction basis through a network of independent brokers and specialty agents, and group accidental death and dismemberment riders. In addition, term life insurance is sold through the association group channel.


     Following the completion of its merger with Commercial Life, UNUM America is a leading provider of group special risk accident products, including group travel and voluntary accident insurance. UNUM America markets special risk products, which are offered on an employer or employee-paid basis, through a network of independent brokers and specialty agents.


     On July 30, 1992, UNUM purchased D&H, a leading accident and health reinsurance underwriting manager. As a reinsurance underwriting manager, D&H is authorized to conduct reinsurance business on behalf of the member companies participating in its reinsurance facilities. D&H provides pool management services that may include marketing, underwriting, administration, claims payment and actuarial services for client companies. D&H and its subsidiaries do not bear any insurance risk, with the exception of Duncanson & Holt Underwriters Ltd., a wholly- owned subsidiary of Duncanson & Holt Europe Ltd. On May 3, 1996, D&H acquired three associated reinsurance underwriting managers specializing in accident and health business. D&H has offices throughout the United States and in London, Toronto, Bermuda and Singapore.


     During 1995, Duncanson & Holt Europe Ltd., an affiliate of D&H based in the United Kingdom, was authorized by Lloyd's of London to establish two new Lloyd's Managing Agents and to acquire a third existing Lloyd's Managing Agent. Each manages a syndicate that underwrites primarily personal accident and other "non-marine" classes of business at Lloyd's of London.


     The non-disability reinsurance operations include UNUM America's participation in reinsurance facilities managed by D&H, facilities managed by non-related companies and direct reinsurance arrangements primarily for accident and health, long term care and special risks. As a member company in reinsurance facilities, UNUM America assumes a share of the insurance risk of the facility.

     Refer to Item 7 and Item 8 (Note 16) under the caption "Special Risk Insurance Segment" for more information.

D. Colonial Products Segment

     The Colonial Products segment in 1996 accounted for 13.5% of UNUM's revenues and 27.0% of its income before income taxes. The Colonial Products segment includes Colonial and affiliates. Colonial markets a broad line of payroll-deducted, voluntary benefits to employees at their worksites, while focusing on accident and sickness, cancer and life products. Colonial markets its products nationwide primarily through a 7,900-member independent contractor sales force.

     Colonial's accident policies generally provide benefit payments for disability income, death, dismemberment or major injury. Accident policies are designed to supplement other benefits available through Social Security, workers' compensation, and other insurance plans. Colonial offers a wide range of life insurance products, with universal life and whole life accounting for most of the life insurance sold. Colonial's cancer policies are designed to provide payments for hospitalization and scheduled medical benefits. All of Colonial's insurance policies are issued on a nonparticipating basis.

     More than 98% of Colonial's premiums for 1996 were derived from policies marketed to employees at their worksites, with premiums in most cases to be collected through payroll deduction. Such policies are issued on a "guaranteed renewable" basis, which means that Colonial cannot refuse to renew any policy, but it does reserve the right on a product-by-product basis to increase premiums for inforce policies. This right to change premiums is or may be subject to various state insurance department rules, regulations, and approvals.

     Colonial markets its accident and health products as qualified fringe benefits that can be purchased with pretax dollars as part of a flexible benefits program pursuant to Section 125 of the Internal Revenue Code. In 1996, premiums from sales to employees participating in such programs accounted for approximately 50% of total premiums. A flexible benefits program assists employers in managing their benefits and compensation packages and provides policyholders with the ability to choose the benefits that best meet their needs. Although Congress might change the tax laws to limit or eliminate fringe benefits available on a pretax basis and such a change could limit or eliminate Colonial's ability to continue marketing its products in this way, Colonial believes its products provide policyholders value, which will remain even if the tax advantages offered by flexible benefit programs are eliminated.

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

     Refer to Item 7 and Item 8 (Note 16) under the caption "Colonial Products Segment" for more information.

E. Retirement Products Segment

     The Retirement Products segment accounted for 7.0% of UNUM's revenues and 0.4% of its income before income taxes in 1996. This segment includes UNUM America and First UNUM's tax-sheltered annuities ("TSA"), guaranteed investment contracts, deposit administration accounts, 401(k) plans, individual life and group medical insurance, all of which are no longer actively marketed.

     On October 1, 1996, UNUM America and First UNUM closed the sale of their respective TSA businesses to The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York ("Lincoln"), both subsidiaries of Lincoln National Corporation. The sale involved approximately 1,700 group contractholders and assets under management of approximately $3.3 billion. The purchase price (ceding commission) at closing was approximately $71 million. The contracts have initially been reinsured on an indemnity basis. Upon consent of the TSA contractholders and/or participants, the contracts will be considered reinsured on an assumption basis, legally releasing UNUM America and First UNUM from future contractual obligation to the respective contractholders and/or participants.

     Refer to Item 7 and Item 8 (Note 16) under the caption "Retirement Products Segment" for more information.

F. Investments

     Refer to Item 7 under the caption "Investments" for more information. Additional information about UNUM's mortgage loan portfolio is provided below.

     Effective January 1, 1996, UNUM began using the categories for geographic region and property type established by the American Council of Life Insurance. For comparative purposes, 1995 information has been restated in the tables below to reflect this change.

     UNUM management believes that its mortgage loan portfolio is well diversified geographically and among property types. The mortgage loan portfolio percentages by geographic region and property type at December 31, 1996, and 1995, were as follows:

                               Geographic Region

                                  1996         1995
                                  ----         ----
New England    ............       12.4%        12.3%
Mid-Atlantic   ............       12.7         11.3
South Atlantic    .........       16.1         16.6
Mountain    ...............        7.5          7.9
Pacific  ..................       15.7         14.1
West South Central   ......        6.8          7.8
East South Central   ......        5.4          5.6
West North Central   ......       11.3         10.1
East North Central   ......       12.0         14.2
Other    ..................        0.1          0.1
                                ------       ------
  Total  ..................      100.0%       100.0%
                                ======       ======


                                 Property Type

                                1996        1995
                                ----        ----
Office Building .........       26.1%      28.2%
Retail    ...............       33.0       33.5
Industrial   ............       27.1       23.3
Apartment    ............        8.2        7.1
Hotel/Motel  ............        3.8        5.6
1-4 Family   ............        0.1        0.1
Other Commercial   ......        1.7        2.2
                              ------     ------
  Total   ...............        100%       100%
                              ======     ======


     Mortgage loans delinquent 60 days or more on a contract delinquency basis by geographic region and property type were as follows at December 31, 1996, and 1995 (dollars in millions):

                               Geographic Region

                               1996      1995
                               ----      ----
Mid-Atlantic   ............    $3.5      $--
East North Central   ......     2.1      2.8
                               -----     ----
  Total  ..................    $5.6      $2.8
                               =====     ====


                                 Property Type

                             1996      1995
                             ----      ----
Office Building   ......     $--      $2.8
Retail   ...............     5.6        --
                             ----     -----
  Total  ...............     $5.6     $2.8
                             ====     =====

     Effective January 1, 1995, UNUM adopted Financial Accounting Standard ("FAS") No. 114, "Accounting by Creditors for Impairment of a Loan," which defined the principles to measure and record a loan when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

     Impaired loans by geographic region and property type were as follows at December 31, 1996, and 1995 (dollars in millions):

                               Geographic Region

                                1996       1995
                                ----       ----
New England    ............    $14.6      $14.9
Mid-Atlantic   ............      8.4        3.6
South Atlantic    .........      9.1       11.7
Mountain    ...............      8.8       12.3
West South Central   ......      4.8        4.8
West North Central   ......      2.6         --
East North Central   ......      2.1        2.8
                               ------     ------
  Total  ..................    $50.4      $50.1
                               ======     ======


                               Property Type

                             1996       1995
                             ----       ----
Office Building   ......    $22.0      $28.7
Retail   ...............     18.2       16.0
Industrial  ............     10.2        5.4
                            ------     ------
  Total  ...............    $50.4      $50.1
                            ======     ======

     Mortgage loans that were restructured prior to the adoption of FAS 114, by geographic region and property type were as follows at December 31, 1996, and 1995 (dollars in millions):

                               Geographic Region

                                1996       1995
                                ----       ----
New England    ............     $0.7      $3.3
South Atlantic    .........     13.3      13.5
Mountain    ...............      7.7       7.8
Pacific  ..................      7.9       9.6
West South Central   ......      2.5       2.6
West North Central   ......      8.7       8.7
East North Central   ......     14.0      14.4
                                -----     -----
  Total  ..................     $54.8     $59.9
                                =====     =====


                                 Property Type

                              1996       1995
                              ----       ----
Office Building    ......    $24.3      $25.0
Retail    ...............     12.5       12.6
Industrial   ............      5.8        5.8
Apartment    ............      4.4        7.0
Hotel/Motel  ............      7.8        7.9
Other Commercial   ......       --        1.6
                             ------     ------
  Total   ...............    $54.8      $59.9
                             ======     ======


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


     UNUM reinsures with other companies portions of the insurance risk it has underwritten. Reinsurance allows UNUM to sell policies with higher benefits than the entire risk that UNUM is willing to assume. UNUM remains liable to the insured for the payment of policy benefits if the reinsurers cannot meet their obligations under the reinsurance agreements.


     Within the Disability Insurance and Special Risk Insurance segments, UNUM America and First UNUM have underwriters for group disability, individual disability, Association Group disability, group life, long term care, and accidental death and dismemberment products. These underwriting functions are aligned geographically with UNUM America and First UNUM's five sales regions. Quotes for prospective customers are based upon UNUM America and First UNUM's experience with profitability and persistency of the respective employer's risk category. The maximum group LTD, group STD, Association Group disability and LTC monthly benefit varies, but the usual maximum monthly amount available is $35,000, $10,000, $10,000 and $6,000, respectively. For group life insurance products, UNUM retains up to $750,000 per individual life and reinsures the balance with other insurance carriers. In addition, UNUM America reinsures the risk on its accidental death and dismemberment contracts that exceeds $400,000 on any one life.


     During 1996, UNUM America entered into an agreement for reinsurance coverage of the active life reserves of UNUM America's existing United States non-cancellable individual disability block of business. For more information on the reinsurance agreement refer to Item 1B under the caption "Individual Disability."


     During 1995, UNUM America and First UNUM introduced the guaranteed renewable Lifelong Disability Protection product ("LDP"), following the decision in late 1994 to discontinue sales of the traditional fixed price, non-cancellable individual disability insurance product in the United States. At the end of 1996, the LDP product has been approved in all 50 states and the District of Columbia. UNUM requires medical examinations, financial data, and other information to make a decision on the acceptability of the individual risk and to appropriately classify an applicant for individual disability insurance products. On new sales of the LDP product, UNUM retains up to $8,000 basic monthly indemnity per life for personal disability coverages. UNUM also retains up to $20,000 per life for business overhead expense coverages and $500,000 per life for buy/sell coverages.



     The financial and medical underwriting areas of UNUM Limited handle the underwriting of group and individual disability policies and group life policies. The maximum yearly initial benefit for group LTD is 326,000 pounds sterling. UNUM Limited retains 75,000 pounds sterling of this risk and reinsures the balance. The maximum yearly initial benefit for individual disability insurance is 125,000 pounds sterling, and amounts over 40,000 pounds sterling per annum are reinsured. On group life business, UNUM Limited retains 60% of the risk up to a maximum of 225,000 pounds sterling per individual life.



     UNUM (except for Colonial) reinsures the risk of individual life insurance contracts that exceed $425,000 on any one life. Colonial limits its risk for death and dismemberment benefits to $100,000 per life. During 1996,

Colonial entered into an agreement to reinsure a majority of the mortality risk on new and inforce universal life business, for which Colonial retains 20% of the risk under $100,000 per individual life. Colonial also has reinsurance on its cancer insurance products that provides coverage for claim payments in excess of $55,000 in any one year, per claimant, up to a lifetime maximum of $1 million per claimant.


     In addition to the reinsurance arrangements above, UNUM is covered by catastrophe reinsurance, which provides additional protection against aggregate losses in excess of $1 million up to a maximum of $250 million. This protection is activated whenever one catastrophic event causes the disability and/or death of three or more lives insured under UNUM's disability, life, or personal accident contracts.


     Reinsurance premiums assumed and ceded for the year ended December 31, 1996, were $252.9 million and $106.4 million, respectively. No current or planned reinsurance activity is expected to have a significant impact on the ability of UNUM to underwrite additional insurance.

H. Reserves

     The reserves reported in the consolidated financial statements have been computed in accordance with generally accepted accounting principles ("GAAP"). These reserve balances generally differ from those specified by the laws of the various states and carried in the statutory financial statements. The differences between GAAP and statutory reserves arise from the use of different mortality, morbidity, interest, expense and lapse assumptions.


     Pursuant to insurance laws of the states of Maine, New York, and South Carolina, the United Kingdom and Japan, UNUM's insurance subsidiaries (UNUM America, First UNUM, Colonial Life, UNUM Limited and UNUM Japan, respectively) set up statutory reserves, carried as liabilities, to meet obligations on their various policies. These statutory reserves are amounts that, together with premiums to be received and interest on such reserves at assumed rates, are calculated to be sufficient to meet the policy and contract obligations of UNUM's insurance subsidiaries. Pursuant to federal insurance laws of Canada, UNUM America has established regulatory reserves to meet the obligations of policies written in its Canadian branch.


     Statutory, GAAP and regulatory reserves are based on UNUM's insurance subsidiaries' experience as adjusted to provide for possible adverse deviations. These estimates are periodically reviewed and compared to actual experience. The assumptions are revised when it is determined that future expected experience differs from the assumed estimates.

I.  Employees

     At December 31, 1996, UNUM had approximately 6,700 full-time employees. UNUM does not have collective bargaining agreements with employees.

J.  Competition

     The principal competitive factors affecting UNUM's business are reputation, financial strength, quality of service, risk management expertise, distribution, product design, and price. There is competition among insurance companies for the types of group and individual insurance products sold by UNUM. At the end of 1996, there were more than 1,700 legal reserve life insurance companies in the United States and Canada and life assurance offices in the United Kingdom. These companies may offer insurance products similar to those marketed by UNUM. Group insurance is highly competitive because of the large number of insurance companies and other entities offering these products.

K. Regulation

     UNUM's insurance subsidiaries are subject to regulation and supervision in the jurisdictions in which they do business. Although the extent of such regulation varies, U.S. state, Canadian, United Kingdom and Japanese insurance laws generally establish supervisory agencies, such as state insurance departments, the Office of the Superintendent of Financial Institutions ("OSFI"), The Department of Trade and Industry ("DTI") and the Ministry of Finance ("MOF"), respectively, with broad administrative powers. These powers relate chiefly to the granting and revocation of the licenses to transact business, and establishing reserve requirements and the form and content of required financial statements. Such powers also include the licensing of agents in the U.S. and the approval of policy forms in the U.S. and Japan. UNUM's insurance operations and subsidiaries must meet the standards and tests for its investments promulgated by insurance laws and regulations of Maine, New York, South Carolina, Canada, the United Kingdom and Japan, as applicable.

     UNUM's United States domiciled insurance subsidiaries are required to file quarterly and annual statements with the various insurance departments in state jurisdictions in which they do business. These statements comply with the rules of the National Association of Insurance Commissioners ("NAIC"). UNUM's insurance subsidiaries are examined periodically by examiners from Maine, New York and South Carolina, and from other states (on an "association" or "zone" basis) in which they are licensed to do business. UNUM's insurance branch operation in Canada is periodically examined by Canadian insurance regulatory authorities and is required to file annual reports that comply with the insurance laws of Canada and with the rules of the OSFI of the Canadian Federal government and each of the provinces. UNUM's United Kingdom subsidiary is required to file financial statements annually with the DTI, in accordance with United Kingdom laws and regulations. UNUM Japan is required to file financial statements annually with the MOF, in accordance with Japanese laws and regulations.


     UNUM's insurance subsidiaries operate under insurance laws, which require that they establish and carry, as liabilities, actuarial reserves to meet their obligations on their disability, life, accident and health policies, and annuities. These reserves are verified periodically by various regulators.


     UNUM's reinsurance underwriting manager, D&H, is a licensed reinsurance intermediary in New York. It is subject to regulation in New York and other states where it does business. Duncanson & Holt Underwriters, Ltd., a subsidiary of D&H, is a corporate member of Lloyd's of London and is subject to rules applicable to such members.


     The laws of the State of Maine require periodic registration and reporting by insurance companies domiciled within its jurisdiction, which control or are controlled by other corporations or persons. This constitutes, by definition, a holding company system. UNUM America is domiciled in Maine and is subject to these laws. New York, which is the domiciliary state of First UNUM, and South Carolina, which is the domiciliary state of Colonial, have similar laws. Accordingly, the UNUM insurance subsidiaries are registered as members of the UNUM holding company system in the states of Maine, New York and South Carolina. The statutes of these states require periodic disclosure concerning the ultimate controlling person and intercorporate transactions within the holding company system, some of which require prior approval.


     Effective December 31, 1991, UNUM America merged with two of UNUM Corporation's wholly-owned Maine life insurance subsidiaries, UNUM Life Insurance Company ("UNUM Life") and UNUM Pension and Insurance Company ("UPIC"), with UNUM America remaining as the surviving corporation. In connection with the merger of UNUM Life and UPIC into UNUM America, UNUM Life ceased to maintain its licensing status in the State of New York effective December 31, 1991, with all future New York business being transacted by First UNUM. As a condition of New York regulatory approval, UNUM America agreed to maintain a security deposit in the State of New York equal to 102% of outstanding statutory liabilities to New York policyholders, insureds and claimants of UNUM Life. The security deposit consists of certain cash and invested assets. An initial deposit was made in February 1992 and, at December 31, 1996, the required deposit was $313.5 million. UNUM America has the ability to withdraw assets from this account and to substitute other assets at its discretion. The balance of the security deposit will be reviewed and adjusted at least annually based upon the outstanding liabilities described above.

L.  Participation Fund Account

     Participating policies issued prior to November 14, 1986, by the former Union Mutual Life Insurance Company ("Union Mutual") will remain participating as long as they remain in force. A Participation Fund Account ("PFA") has been established for the sole benefit of all of Union Mutual's individual participating life and annuity policies and contracts. At December 31, 1996, the PFA had $354.0 million in assets, which were held by UNUM America. UNUM agreed to pay certain expenses associated with the PFA and at December 31, 1996, the reserve for the present value of such expenses was $13.9 million.


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

Item 2--Properties

     UNUM owns home office property consisting of six office buildings and four service buildings located throughout the Portland, Maine, area. UNUM also owns an office building in the United Kingdom, which is the home office of UNUM Limited. The home office of the Colonial Companies, located in Columbia, South Carolina, is also owned by UNUM. In addition, UNUM leases, on periods principally from three to six years, office space for use by its home office, affiliates, and sales forces.

Item 3--Legal Proceedings

     In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at December 31, 1996. In some instances, these proceedings include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position or the consolidated operating results of UNUM.


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

Item 4--Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of shareholders, through solicitation of proxies or otherwise, during the fourth quarter of 1996.

                                    PART II

Item 5--Market for the Registrant's Common Equity and Related Stockholder
   Matters

     The principal markets in which UNUM's common stock is traded are the New York Stock Exchange and the Pacific Stock Exchange. UNUM's ticker symbol is "UNM." As of December 31, 1996, there were 23,303 shareholders of record of common stock. Information concerning restrictions on the ability of UNUM's subsidiaries to transfer funds to UNUM in the form of cash dividends is described in Item 8 (Note 13).


     The market price (as quoted by the New York Stock Exchange) and cash dividends paid, per share of UNUM's common stock, by calendar quarter for the past two years were as follows:

                                              1996                                                1995
                        --------------------------------------------------- ------------------------------------------------
                            4Q           3Q           2Q           1Q           4Q           3Q           2Q          1Q
                        ----------   ----------   ----------   ----------   ----------   ----------   ----------   ---------
High  ...............    $73.500      $66.000      $63.000      $61.875      $56.500      $54.000      $48.000     $46.000
Low   ...............    $61.000      $56.750      $55.500      $54.750      $50.625      $45.375      $39.875     $37.750
Close ...............    $72.250      $64.125      $62.250      $59.500      $55.000      $52.750      $46.875     $45.250
Dividend Paid  ......    $ 0.275      $ 0.275      $ 0.275      $ 0.265      $ 0.265      $ 0.265      $ 0.265     $ 0.240

Item 6--Selected Financial Data

     The following should be read in conjunction with UNUM's Consolidated Financial Statements and related notes reported in Item 8.

                       UNUM CORPORATION AND SUBSIDIARIES

                      SELECTED CONSOLIDATED FINANCIAL DATA
              (Dollars in millions, except per common share data)

                                                    Year Ended December 31,
                                      ----------------------------------------------------
                                         1996        1995        1994          1993
                                      ----------- ----------- ----------- ----------------
Income Statement Data
Revenues:
Premiums and other income
 (expense):
 Disability Insurance Segment  ......   $1,917.7    $1,879.9    $1,716.2       $ 1,547.9
 Special Risk Insurance Segment   ...      755.4       702.3       607.1           559.4
 Colonial Products Segment  .........      498.2       475.1       441.3           407.4
 Retirement Products Segment   ......       65.8        34.1        31.4            42.5
 Corporate   ........................         --         0.1         0.8              --
                                        --------    --------    --------       ---------
Total premiums and other income   ...    3,237.1     3,091.5     2,796.8         2,557.2
                                        --------    --------    --------       ---------
Net investment income (expense): (a)
 Disability Insurance Segment  ......      468.5       592.9       400.3           369.8
 Special Risk Insurance Segment   ...       56.5        48.4        40.7            34.8
 Colonial Products Segment  .........       47.3        52.2        32.6            41.4
 Retirement Products Segment   ......      217.2       323.7       338.0           387.6
 Corporate   ........................       16.1        14.2         4.2             6.2
                                        --------    --------    --------       ---------
Total net investment income    ......      805.6     1,031.4       815.8           839.8
                                        --------    --------    --------       ---------
Total revenues  .....................    4,042.7     4,122.9     3,612.6         3,397.0
                                        --------    --------    --------       ---------
Benefits and expenses:
 Disability Insurance Segment  ......    2,170.9     2,255.8     2,060.3         1,603.6
 Special Risk Insurance Segment   ...      732.7       690.4       581.9           555.3
 Colonial Products Segment  .........      453.1       439.6       411.2           378.4
 Retirement Products Segment   ......      281.6       312.3       327.4           375.8
 Corporate   ........................       62.8        42.9        33.2            23.6
                                        --------    --------    --------       ---------
Total benefits and expenses    ......    3,701.1     3,741.0     3,414.0         2,936.7
                                        --------    --------    --------       ---------
Income (loss) before income taxes
 and cumulative effects of
 accounting changes:
 Disability Insurance Segment  ......      215.3       217.0        56.2           314.1
 Special Risk Insurance Segment   ...       79.2        60.3        65.9            38.9
 Colonial Products Segment  .........       92.4        87.7        62.7            70.4
 Retirement Products Segment   ......        1.4        45.5        42.0            54.3
 Corporate   ........................      (46.7)      (28.6)      (28.2)          (17.4)
                                        --------    --------    --------       ---------
Total income before income taxes and
 cumulative effects of accounting
 changes  ...........................      341.6       381.9       198.6           460.3
                                        --------    --------    --------       ---------
Income taxes (credit) ...............      103.6       100.8        43.9           148.3
                                        --------    --------    --------       ---------
Cumulative effects of accounting
 changes  ...........................         --          --          --           (12.1)(b)
                                        --------    --------    --------       ---------
Net income   ........................   $  238.0    $  281.1    $  154.7       $   299.9
                                        ========    ========    ========       =========
Per common share:
Net income   ........................   $   3.26    $   3.87    $   2.09       $    3.81(b)
Dividends paid  .....................   $   1.09    $  1.035    $   0.92       $   0.765
                                        ========    ========    ========       =========



                                                            Year Ended December 31,
                                      --------------------------------------------------------------------
                                         1992        1991        1990       1989       1988       1987
                                      ----------- ----------- ----------- ---------- --------- -----------
Income Statement Data
Revenues:
Premiums and other income
 (expense):
 Disability Insurance Segment  ......   $1,339.8    $1,214.6    $1,004.7    $ 803.8   $ 681.7    $ 630.8
 Special Risk Insurance Segment   ...      432.8       368.5       347.0      306.2     176.3      165.7
 Colonial Products Segment  .........      371.9       325.4       281.1      241.0     216.7      192.1
 Retirement Products Segment   ......       52.5        64.4        92.8      130.2     180.0      238.5
 Corporate   ........................        0.8          --        (0.1)       0.2        --        0.9
                                        --------    --------    --------    -------   --------   -------
Total premiums and other income   ...    2,197.8     1,972.9     1,725.5    1,481.4   1,254.7    1,228.0
                                        --------    --------    --------    -------   --------   -------
Net investment income (expense): (a)
 Disability Insurance Segment  ......      370.5       333.8       285.4      239.4     193.1      167.8
 Special Risk Insurance Segment   ...       32.2        26.5        23.4       24.5      12.5       12.1
 Colonial Products Segment  .........       35.4        38.5        25.2       26.7      22.3       19.0
 Retirement Products Segment   ......      408.7       411.3       426.1      424.0     413.2      418.2
 Corporate   ........................        3.9         1.5        (9.0)       5.9      20.3       19.1
                                        --------    --------    --------    -------   --------   -------
Total net investment income    ......      850.7       811.6       751.1      720.5     661.4      636.2
                                        --------    --------    --------    -------   --------   -------
Total revenues  .....................    3,048.5     2,784.5     2,476.6    2,201.9   1,916.1    1,864.2
                                        --------    --------    --------    -------   --------   -------
Benefits and expenses:
 Disability Insurance Segment  ......    1,446.6     1,306.4     1,093.7      878.8     756.0      701.4
 Special Risk Insurance Segment   ...      418.7       355.2       342.2      312.9     180.4      172.0
 Colonial Products Segment  .........      346.8       306.4       259.6      225.5     201.1      178.6
 Retirement Products Segment   ......      427.5       484.4       491.6      535.9     580.1      685.0
 Corporate   ........................       10.4        12.5        10.8       12.3       9.5       15.7
                                        --------    --------    --------    -------   --------   -------
Total benefits and expenses    ......    2,650.0     2,464.9     2,197.9    1,965.4   1,727.1    1,752.7
                                        --------    --------    --------    -------   --------   -------
Income (loss) before income taxes
 and cumulative effects of
 accounting changes:
 Disability Insurance Segment  ......      263.7       242.0       196.4      164.4     118.8       97.2
 Special Risk Insurance Segment   ...       46.3        39.8        28.2       17.8       8.4        5.8
 Colonial Products Segment  .........       60.5        57.5        46.7       42.2      37.9       32.5
 Retirement Products Segment   ......       33.7        (8.7)       27.3       18.3      13.1      (28.3)
 Corporate   ........................       (5.7)      (11.0)      (19.9)      (6.2)     10.8        4.3
                                        --------    --------    --------    -------   --------   -------
Total income before income taxes and
 cumulative effects of accounting
 changes  ...........................      398.5       319.6       278.7      236.5     189.0      111.5
                                        --------    --------    --------    -------   --------   -------
Income taxes (credit) ...............      107.3        74.3        60.9       51.1      30.1       (4.7)
                                        --------    --------    --------    -------   --------   -------
Cumulative effects of accounting
 changes  ...........................         --          --          --         --        --         --
                                        --------    --------    --------    -------   --------   -------
Net income   ........................   $  291.2    $  245.3    $  217.8    $ 185.4   $ 158.9    $ 116.2
                                        ========    ========    ========    =======   ========   =======
Per common share:
Net income   ........................   $   3.71    $   3.15    $   2.73    $  2.03   $  1.57    $  1.06
Dividends paid  .....................   $  0.625    $   0.49    $  0.375    $ 0.285   $  0.23    $  0.20
                                        ========    ========    ========    =======   ========   =======


--------

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

                       UNUM CORPORATION AND SUBSIDIARIES

                      SELECTED CONSOLIDATED FINANCIAL DATA
                       (Dollars and shares in millions)

                                            December 31,
                         ---------------------------------------------------
Balance Sheet Data          1996         1995         1994         1993
                         ------------ ------------ ------------ ------------
Assets   ...............  $15,467.5    $14,787.8    $13,127.2    $12,437.3
Long-term debt .........  $   409.2    $   457.3    $   182.1    $   128.6
Stockholders' equity ...  $ 2,263.1    $ 2,302.9    $ 1,915.4    $ 2,102.7
Shares outstanding   ...       71.8         73.0         72.4         76.0
Weighted average shares
 outstanding during the
 year ..................       73.0         72.7         74.2         78.8



                                                         December 31,
                         ----------------------------------------------------------------------------
Balance Sheet Data          1992         1991         1990         1989         1988         1987
                         ------------ ------------ ------------ ------------ ------------ -----------
Assets   ...............  $11,959.8    $11,310.9    $10,063.4    $ 9,045.7    $ 8,592.3    $ 7,783.0
Long-term debt .........  $    77.2    $    51.5    $    77.2    $     1.5    $     1.5    $     1.7
Stockholders' equity ...  $ 2,010.9    $ 1,755.5    $ 1,490.1    $ 1,445.0    $ 1,512.3    $ 1,463.8
Shares outstanding   ...       79.1         78.2         77.4         82.0         96.8        104.2
Weighted average shares
 outstanding during the
 year ..................       78.5         77.8         79.9         91.4        101.3        109.1

Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations

     This management's discussion and analysis reviews the consolidated financial condition of UNUM at December 31, 1996, the consolidated results of operations for the past three years and, where appropriate, factors that may affect future financial performance are identified and discussed. Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Selected Consolidated Financial Data.


     To more clearly reflect UNUM's management of its businesses and to more appropriately group its product portfolios, UNUM began reporting its operations, effective January 1, 1995, principally in four business segments: Disability Insurance, Special Risk Insurance, Colonial Products and Retirement Products. Corporate includes transactions that are generally non-insurance related. For comparative purposes, 1994 information was previously restated to reflect the new reporting segments.

CONSOLIDATED OVERVIEW

(Dollars and shares in millions, except per
common share amounts, and percentage
increase (decrease) over prior year)                        1996                          1995             1994
---------------------------------------------   ----------------------------- ------------------------- -----------
Income Data
Revenues
 Premiums   .................................     $3,120.4            3.4%      $3,018.2         10.9%   $2,721.3
 Investment income   ........................        802.2           (0.5)         806.3          4.7       770.2
 Net realized investment gains   ............          3.4             nm          225.1           nm        45.6
 Fees and other income  .....................        116.7           59.2           73.3         (2.9)       75.5
                                                  --------        ---------     --------       ------    --------
  Total revenues  ...........................      4,042.7           (1.9)       4,122.9         14.1     3,612.6
Benefits and expenses   .....................      3,701.1           (1.1)       3,741.0          9.6     3,414.0
                                                  --------        ---------     --------       ------    --------
Income before income taxes ..................        341.6          (10.6)         381.9         92.3       198.6
Income taxes   ..............................        103.6            2.8          100.8           nm        43.9
                                                  --------        ---------     --------       ------    --------
  Net income   ..............................     $  238.0          (15.3)%     $  281.1         81.7%   $  154.7
                                                  ========        =========     ========       ======    ========
Net income per common share   ...............     $   3.26                      $   3.87                 $   2.09
                                                  ========                      ========                 ========
Summary of income (loss)
 before income taxes
 Disability Insurance Segment ...............     $  215.3           (0.8)%     $  217.0           nm%   $   56.2
 Special Risk Insurance Segment  ............         79.2           31.3           60.3         (8.5)       65.9
 Colonial Products Segment ..................         92.4            5.4           87.7         39.9        62.7
 Retirement Products Segment  ...............          1.4          (96.9)          45.5          8.3        42.0
 Corporate  .................................        (46.7)          63.3          (28.6)         1.4       (28.2)
                                                  --------        ---------     --------       ------    --------
  Total income before income taxes  .........     $  341.6          (10.6)%     $  381.9         92.3%   $  198.6
                                                  ========        =========     ========       ======    ========
Balance Sheet Data
Assets   ....................................    $15,467.5                     $14,787.8                $13,127.2
Notes Payable  ..............................     $  526.9                      $  583.8                 $  428.7
Stockholders' equity ........................     $2,263.1                      $2,302.9                 $1,915.4
Shares outstanding   ........................         71.8                          73.0                     72.4
Weighted average shares outstanding
 during the year  ...........................         73.0                          72.7                     74.2


--------
nm = not meaningful or in excess of 100%

CONSOLIDATED OVERVIEW

     In 1996, net income decreased by $43.1 million to $238.0 million, or $3.26 per share, from $281.1 million, or $3.87 per share, in 1995. Net income was $154.7 million, or $2.09 per share, for the year ended December 31, 1994. A comparison of net income is impacted by the inclusion of realized investment gains, which were significantly higher in 1995, and several special items that occurred in 1996, 1995 and 1994. This management's discussion and analysis discusses the results of operations on a pretax operating income basis, which is defined as income (loss) before income taxes exclusive of realized investment gains (losses) and certain special items. Special items are excluded from pretax operating income as management considers them to be unusual, and also believes a discussion of the results on a pretax operating income basis provides a better understanding of the results of operations. The following table summarizes pretax operating income (loss) for the four business segments and Corporate for the years ended December 31, 1996, 1995 and 1994, and is followed by a discussion of the special items for those periods and a reconciliation of income
(loss) before income taxes to pretax operating income (loss).

(Dollars in millions and percentage increase
(decrease) over prior year)                               1996                    1995            1994
----------------------------------------------   ------------------------ --------------------  ---------
Summary of pretax operating
 income (loss)
 Disability Insurance Segment  ...............     $278.4        28.2%      $217.2    (1.7)%     $220.9
 Special Risk Insurance Segment   ............       90.2        50.8         59.8    (9.0)        65.7
 Colonial Products Segment  ..................       92.7        20.7         76.8    25.9         61.0
 Retirement Products Segment   ...............       13.6       (37.3)        21.7   (45.5)        39.8
 Corporate   .................................      (37.5)       29.8        (28.9)    4.7        (27.6)
                                                   ------      ------       ------    ----       ------
  Total pretax operating income   ............     $437.4        26.2%      $346.6    (3.7)%    $ 359.8
                                                   ======      ======       ======    ====       ======


     UNUM reported increased pretax operating income for the year ended December 31, 1996, as compared with the same period in 1995. The increase was primarily attributable to improved claims experience and management's continued focus on risk management programs, both of which lowered the benefit ratios for certain product lines. In particular, group long term disability ("group LTD") and UNUM Limited, reported in the Disability Insurance segment, and the group life business, reported in the Special Risk Insurance segment, were favorably affected by lower benefit ratios. Increased investment income also favorably affected pretax operating income in the Disability Insurance and Special Risk Insurance segments. Partially offsetting these favorable items were increased operating expenses in the Disability Insurance segment, in the group life business reported in the Special Risk Insurance segment and in Corporate. In addition, certain other disability products were negatively affected by higher benefit ratios.


     The decrease in pretax operating income in 1995 was primarily attributable to higher benefit ratios at UNUM Limited and in the group LTD and group life businesses, increased interest expense, and lower interest spread margins on the tax sheltered annuity business. Partially offsetting these items were increased investment income, a lower benefit ratio in the individual disability business, and lower expenses.

Realized Investment Gains

     During the second quarter of 1995, UNUM sold virtually all of the common stock portfolio of its United States subsidiaries, primarily due to consideration of statutory capital requirements associated with investment in common stocks and to increase future investment income. The sale of the common stock portfolio contributed to significantly higher pretax realized investment gains for the year ended December 31, 1995, as compared with 1996 and 1994. UNUM reinvested the proceeds from the sale of the common stock portfolio primarily in investment grade fixed income assets, which decreased the required amount of statutory capital for regulatory purposes and increased investment income. Dependent on capital considerations and market conditions, UNUM may invest in equity securities in the future.

Special Items in 1996

 Individual Disability Reinsurance Fees

     During the fourth quarter of 1996, UNUM executed a definitive reinsurance agreement between UNUM Life Insurance Company of America ("UNUM America") and Centre Life Reinsurance Limited ("Centre Re"), a

Bermuda based reinsurance specialist, for reinsurance coverage of the active life reserves of UNUM America's existing United States non-cancellable individual disability block of business. As a result, UNUM recognized a pretax charge of $49.7 million in the Disability Insurance segment, which represents the present value of the anticipated minimum amount of fees to be paid to Centre Re under the agreement. For additional information see the Disability Insurance segment discussion.

 Intangible Asset Write-offs and Future Loss Reserves

     In connection with the merger of Commercial Life Insurance Company ("Commercial Life") into UNUM America, the sale of UNUM America's tax sheltered annuity business, as well as UNUM's continued efforts to strengthen its focus on its core products, the company initiated a review of certain products, which resulted in the recognition of pretax charges totaling $39.4 million during third quarter 1996. These charges reduced income before income taxes by $13.1 million in the Disability Insurance segment, $11.3 million in the Special Risk Insurance segment, and $15.0 million in the Retirement Products segment, for the year ended December 31, 1996.


     The charges include the write-off of certain intangible assets, primarily deferred acquisition costs, totaling $17.0 million. These intangible assets have been deemed unrecoverable primarily due to the expectation of continued losses in the Association Group disability business. Additionally, in conjunction with the completion of a review of UNUM's discontinued product portfolio, a $22.4 million charge was taken to establish a reserve for the present value of expected future losses on certain discontinued products. Future losses for these products will be charged to the reserve at the time the losses are realized. The products incorporated in the charge consist of certain discontinued special risk, retirement and medical products. UNUM is pursuing the sale of some of these discontinued product lines.

 Commercial Life Merger and Integration Costs

     During the third quarter of 1996, actions related to the merger of Commercial Life into UNUM America resulted in a $10.1 million increase in operating expenses for Corporate. The $10.1 million charge consisted of $2.9 million of direct costs incurred and the recording of a $7.2 million restructuring charge to recognize $2.8 million of future severance costs for 120 employees and $4.4 million of lease exit costs, primarily related to the merger.


Special Items in 1995

 Disability Reserve Increase from Portfolio Rate Adjustment

     Reserves for certain disability products are discounted using an interest rate which is a composite yield of assets identified with each product. As a result of the sale of the common stock portfolio, which had partially supported these disability reserves, and the subsequent reinvestment of the proceeds primarily in investment grade fixed income assets at yields below the average portfolio yield, certain reserve discount rates were lowered during second quarter 1995. For the year ended December 31, 1995, the effect of lowering these discount rates was an increase to the reserve liabilities and benefits to policyholders reported in the Disability Insurance segment of $128.6 million.

 Group LTD IBNR Increase

     During the second quarter of 1995, UNUM increased the group LTD reserves for incurred but not reported ("IBNR") claims and benefits to policyholders reported in the Disability Insurance segment by $38.4 million. IBNR reserves, which are established to fund anticipated case reserves for claims which have been incurred but not reported to UNUM, are actuarially established based on various factors, including incidence levels and claims severity. The increased IBNR reserves were based on management's judgment that claims incurred but not yet reported would reflect increased levels of claims incidence and severity.

 Association Group Disability Reserve Strengthening

     In 1995, the Association Group disability business was negatively affected by unfavorable claims experience, which management attributed to certain geographical and occupational segments, particularly dentists and physicians. During the fourth quarter of 1995, UNUM increased reserves for unpaid claims related to the Association Group disability business by $15.0 million reported in the Disability Insurance segment. These increased reserves were based on management's expectations of slower than expected claim recoveries.

 Other Charges

     To strengthen its focus on its core products, UNUM recognized a charge in the third quarter of 1995 for costs associated with the sale of its dental business reported in the Special Risk Insurance segment. The charge, which primarily consisted of the write-off of deferred acquisition costs, reduced income before income taxes by $2.8 million.


     During the second quarter of 1995, UNUM recorded an additional charge for costs associated with the previously announced decision to discontinue the individual disability non-cancellable product and organizational changes within UNUM America, which increased operating expenses by $5.0 million. This charge reduced income before income taxes by $2.9 million in the Disability Insurance segment, $1.1 million in the Special Risk Insurance segment, and $1.0 million in the Retirement Products segment for the year ended December 31, 1995.

Special Items in 1994

 Individual Disability Reserve Strengthening

     Throughout 1994, UNUM's individual disability business experienced a higher incidence of new claims and a disproportionate number of large claims, which management attributed to certain geographic and occupational segments of the business, particularly physicians. During the third quarter of 1994, management concluded that the deterioration of claims experience was not a temporary fluctuation in certain segments of the business, but was indicative of expected claim trends for the future. As a result, in third quarter 1994, UNUM increased reserves for existing claims by $83.3 million and strengthened reserves for estimated future losses by $109.1 million, resulting in an increase to benefits to policyholders reported in the Disability Insurance segment of $192.4 million. These increased reserves reflected management's expectations of morbidity trends for the existing non-cancellable individual disability business. It is not possible to predict whether morbidity trends will be consistent with UNUM's assumptions; however, as of December 31, 1996, management believes that the strengthened reserve levels continue to be adequate.

 Restructuring Charges

     In the fourth quarter of 1994, UNUM recorded a pretax charge of $14.4 million related to the decision to discontinue the individual disability non-cancellable product and the acceleration of organizational changes within UNUM America, which increased operating expenses in the Disability Insurance segment for the year ended December 31, 1994. The charge consisted of $9.2 million for severance costs for 379 employees and $5.2 million for exit costs of certain leased facilities and equipment.

Reconciliation of Income (Loss) Before Income Taxes to Pretax Operating Income
   (Loss)

     The following table reconciles income (loss) before income taxes to pretax operating income (loss) for the four business segments and Corporate for the years ended December 31, 1996, 1995 and 1994:


                                              Disability    Special Risk    Colonial      Retirement                   Consolidated
(Dollars in millions)                         Insurance     Insurance       Products       Products    Corporate          UNUM
-------------------------------------------- ------------- --------------- -----------    ----------   ---------       ------------
Year Ended December 31, 1996:
Income (loss) before income taxes  .........    $ 215.3           $ 79.2      $ 92.4       $  1.4         $ (46.7)      $ 341.6
Exclude realized investment (gains) losses          0.3             (0.3)        0.3         (2.8)           (0.9)         (3.4)
                                                -------             ----      ------       ------         --------      -------
                                                  215.6             78.9        92.7         (1.4)          (47.6)        338.2
Special items:
 ID reinsurance fees   .....................       49.7               --          --           --              --          49.7
 Write-offs and future loss reserves  ......       13.1             11.3          --         15.0              --          39.4
 Merger and integration costs   ............         --               --          --           --            10.1          10.1
                                                -------             ----      ------       ------         --------      -------
Pretax operating income (loss)  ............    $ 278.4           $ 90.2      $ 92.7       $ 13.6         $ (37.5)      $ 437.4
                                                =======             ====      ======      =======         ========      =======
Year Ended December 31, 1995:
Income (loss) before income taxes  .........    $ 217.0           $ 60.3      $ 87.7       $ 45.5         $ (28.6)      $ 381.9
Exclude realized investment gains  .........     (184.7)            (4.4)      (10.9)       (24.8)           (0.3)       (225.1)
                                                -------             ----      ------       ------         --------      -------
                                                   32.3             55.9        76.8         20.7           (28.9)        156.8
Special items:
 Disability reserve increases   ............      128.6               --          --           --              --         128.6
 Group LTD IBNR increase  ..................       38.4               --          --           --              --          38.4
 Association Group reserves  ...............       15.0               --          --           --              --          15.0
 Other charges   ...........................        2.9              3.9          --          1.0              --           7.8
                                                -------             ----      ------       ------         --------      -------
Pretax operating income (loss)  ............    $ 217.2           $ 59.8      $ 76.8       $ 21.7         $ (28.9)      $ 346.6
                                                =======             ====      ======      =======         ========      =======
Year Ended December 31, 1994:
Income (loss) before income taxes  .........    $  56.2           $ 65.9      $ 62.7       $ 42.0         $ (28.2)      $ 198.6
Exclude realized investment (gains) losses        (42.1)            (0.2)       (1.7)        (2.2)            0.6         (45.6)
                                                -------             ----      ------       ------         --------      -------
                                                   14.1             65.7        61.0         39.8           (27.6)        153.0
Special items:
 ID reserve strengthening ..................      192.4               --          --           --              --         192.4
 Restructuring charges .....................       14.4               --          --           --              --          14.4
                                                -------             ----      ------       ------         --------      -------
Pretax operating income (loss)  ............    $ 220.9           $ 65.7      $ 61.0       $ 39.8         $ (27.6)      $ 359.8
                                                =======             ====      ======      =======         ========      =======


Pretax Operating Income (Loss) by Segment

     The following sections discuss the results of the four business segments and Corporate for the years ended December 31, 1996, 1995 and 1994. These business segment discussions are based on pretax operating income (loss), which excludes realized investment gains (losses) and the special items noted above.

DISABILITY INSURANCE SEGMENT

(Dollars in millions and percentage increase
(decrease) over prior year)                                  1996                     1995                1994
----------------------------------------------   ------------------------- --------------------------- -----------
Revenues
Premiums
 Group LTD   .................................     $1,094.6         0.6%     $ 1,088.6         14.0%     $ 955.0
 Group STD   .................................        158.1        19.0          132.9         23.5        107.6
 UNUM Limited   ..............................        132.7         6.0          125.2        (11.2)       141.0
 Individual disability   .....................        420.8        (0.5)         423.0          3.3        409.5
 Other disability insurance ..................         83.7        (2.2)          85.6          5.9         80.8
                                                   --------      ------      ---------       --------    -------
  Total premiums   ...........................      1,889.9         1.9        1,855.3          9.5      1,693.9
Investment income                                     468.8        14.8          408.2         14.0        358.2
Net realized investment gains (losses)  ......         (0.3)         nm          184.7           nm         42.1
Fees and other income ........................         27.8        13.0           24.6         10.3         22.3
                                                   --------      ------      ---------       --------    -------
  Total revenues   ...........................      2,386.2        (3.5)       2,472.8         16.8      2,116.5
Benefits and expenses
Benefits to policyholders   ..................      1,514.9       (11.5)       1,711.2          8.8      1,572.1
Operating expenses ...........................        511.0        21.3          421.3          1.5        415.0
Commissions  .................................        184.2        (4.8)         193.5         (0.9)       195.3
Increase in deferred policy acquisition costs         (39.2)      (44.2)         (70.2)       (42.5)      (122.1)
                                                   --------      ------      ---------       --------    -------
  Total benefits and expenses  ...............      2,170.9        (3.8)       2,255.8          9.5      2,060.3
                                                   --------      ------      ---------       --------    -------
Income before income taxes  ..................        215.3        (0.8)         217.0           nm         56.2
Exclude realized investment (gains) losses              0.3                     (184.7)                    (42.1)
Special items (a)  ...........................         62.8                      184.9                     206.8
                                                   --------                  ---------                   -------
Pretax operating income (a) ..................     $  278.4        28.2%     $   217.2         (1.7)%    $ 220.9
                                                   ========      ======      =========       ========    =======
Sales (annualized new premiums)
 Group LTD   .................................     $  218.7                  $   197.9                   $ 215.4
 Group STD   .................................     $   74.0                  $    52.4                   $  47.8
 UNUM Limited   ..............................     $   14.3                  $    14.2                   $  15.5
 Individual disability   .....................     $   26.4                  $    35.6                   $  74.0
Persistency (premiums)
 Group LTD   .................................         83.6%                      82.8%                     84.0%
 Group STD   .................................         84.5%                      84.8%                     83.8%
 UNUM Limited   ..............................         85.6%                      89.1%                     89.9%
 Individual disability   .....................         92.5%                      91.8%                     92.4%
Benefit ratio (% of premiums)  ...............         80.2%                      92.2%                     92.8%
Operating expense ratio
 (% of premiums)   ...........................         27.0%                      22.7%                     24.5%

--------
nm = not meaningful or in excess of 100%

(a) For the definition of pretax operating income and a detailed description of special items see the Consolidated Overview.

     The Disability Insurance segment includes disability products offered through: UNUM Life Insurance Company of America ("UNUM America") and First UNUM Life Insurance Company ("First UNUM") in North America; UNUM Limited in the United Kingdom; and UNUM Japan Accident Insurance Company Limited ("UNUM Japan"). The products included in this segment are group LTD, group short term disability ("group STD"), individual disability, Association Group disability, disability reinsurance operations and long term care insurance.

Summary

     The Disability Insurance segment's pretax operating income increased in 1996, as compared with 1995. The increase was primarily attributable to increased investment income and lower benefit ratios in group LTD and at UNUM Limited, partially offset by increased operating expenses for the segment and higher benefit ratios in certain other disability businesses including individual disability, disability reinsurance operations and Association Group disability.


     On October 23, 1996, UNUM announced the execution of a definitive reinsurance agreement between UNUM America and Centre Life Reinsurance Limited ("Centre Re"), a Bermuda based reinsurance specialist, for reinsurance coverage of the active life reserves of UNUM America's existing United States non-cancellable individual disability ("ID") block of business. This agreement does not reinsure any claims incurred prior to January 1, 1996. The agreement follows UNUM's announcement in late 1994 that it would no longer market the non-cancellable form of ID coverage in the United States.


     The agreement is a finite reinsurance arrangement that transfers liabilities to Centre Re based on the level of statutory reserves. At December 31, 1996, active life reserves of $427 million and reserves established for claims in 1996 of $137 million were ceded to Centre Re. Under the agreement, Centre Re has an obligation to fund a defined risk layer, while UNUM will retain the earnings risk related to potential adverse claims experience up to a certain threshold. This threshold amount represents the existence of an experience layer with a value of $195 million at December 31, 1996. UNUM has recorded the value of the experience layer on its Consolidated Balance Sheet as a deposit asset. UNUM funded its obligation under the agreement by transferring assets totaling approximately $403 million into a trust account in late December 1996. The assets transferred were equal to the experience layer plus reserves, determined under generally accepted accounting principles, net of related deferred acquisition costs. Future net cash flows of the block will be transferred to/from the trust account and, together with changes in reserve levels, will determine the value of UNUM's deposit asset. Changes in the deposit asset will flow through UNUM's results of operations. The agreement generated slightly more than $200 million of statutory capital, which will be available to repurchase UNUM common stock.


     Increased investment income in the Disability Insurance segment for 1996 and 1995 was primarily a result of the reinvestment of the proceeds from the sale of the common stock portfolio into investment grade fixed income assets. During second quarter 1995, UNUM sold virtually all of the common stock portfolio of its United States subsidiaries, primarily due to consideration of statutory capital requirements associated with investment in common stocks and to increase future investment income. As a result of the sale of the common stock portfolio and the subsequent reinvestment of the proceeds, certain reserve discount rates were lowered during the second quarter 1995. The discount rate used to determine group LTD reserves was reduced to 8.00% at June 30, 1995, as compared with 9.18% at December 31, 1994. Since that time the reserve discount rates for certain disability products have continued to decline. Management expects further declines, since current cash flows are invested in high quality assets at current yields, which are below the composite yield of the existing assets purchased in prior years. The group LTD discount rate was 7.88% and 7.94% at December 31, 1996, and 1995, respectively. The impact of increased investment income was partially offset by the effects of these lower discount rates for certain disability products in 1996 and 1995. UNUM periodically adjusts prices on both existing and new business in an effort to mitigate the impact of the current interest rate environment.


     Reserves for unpaid claims are estimates based on UNUM's historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends, risk management programs and renewal actions. Many factors affect actuarial calculations of claim reserves, including but not limited to interest rates and current and anticipated incidence rates, recovery rates, and economic and societal conditions. Management continuously monitors claim trends and responds by periodically adjusting prices on selected new and inforce business, refining underwriting guidelines, and strengthening risk management programs. In addition, reserve estimates and assumptions are periodically reviewed and updated with any resulting adjustments to reserves reflected in benefits to policyholders of the current operating period. Given the complexity of the reserving process, the ultimate liability may be more or less than such estimates indicate.


     Deferrals of policy acquisition costs decreased in 1996 and 1995 primarily due to lower sales of the traditional, fixed price, non-cancellable individual disability product, as it was discontinued in each state during 1996 and 1995 following regulatory approval of the Lifelong Disability Protection product.


     Pretax operating income decreased slightly in 1995, as compared with 1994, primarily attributable to higher benefit ratios at UNUM Limited and in group LTD, and the inclusion of the results of UNUM Japan's operations in the Disability Insurance segment effective January 1, 1995. Partially offsetting these decreases were increased investment income, a lower benefit ratio in the individual disability business, and decreased operating expenses for the segment.


     Claim block acquisitions, which generated one-time premium in the Disability Insurance segment in 1996, 1995 and 1994, are summarized in the table below. Management intends to pursue additional claim block acquisitions in the future. Additionally, premium for individual disability includes the recapture of reinsurance premium totaling $10.6 million in 1996.

                                               Year Ended December 31,
                                            -----------------------------
(Dollars in millions)                       1996       1995       1994
-----------------------------------------   --------   --------   -------
Group LTD  ..............................    $10.0      $63.8      $17.4
UNUM Limited  ...........................      1.3         --       40.2
Long Term Care Insurance  ...............       --        4.9       14.7
Disability Reinsurance Operations  ......       --        3.6         --
                                             ------     ------     ------
Total   .................................    $11.3      $72.3      $72.3
                                             ======     ======     ======

Group Long Term Disability

     During 1996, pretax operating income for group LTD was favorably affected by increased investment income and a lower benefit ratio, partially offset by increased operating expenses primarily from continued investment in benefit management practices and product distribution. The lower benefit ratio was primarily the result of lower claims incidence and higher claim recoveries, which management primarily attributes to the continued success of its risk management programs.


     Excluding the effects of claim block acquisitions, group LTD reported premium growth of 5.8% in 1996, reflecting increased new sales and selected price increases. Group LTD experienced improved sales and persistency in 1996, as compared with 1995, when prices were significantly increased in certain segments of the business resulting in a high level of case terminations for 1995. In general, case terminations from price increases have occurred in less profitable segments of the business. Management continues to take actions to increase premium and sales growth, including a focus on improving premium persistency and strengthening the product distribution channel.


     During 1995 and 1994, management implemented and strengthened various risk management programs to address the unfavorable claims experience in group LTD during those periods. In addition to the selected price increases on new and inforce business, more stringent underwriting practices, and the reduction of benefit options for certain segments of the business, management established special claims units for both its group LTD and individual disability businesses to address specific aspects of disability claims, including complex and fraudulent claims. Additionally, management implemented new group LTD contract provisions that provide risk management features and claimant rehabilitation incentives. Management continually reviews the benefits management process to identify and strengthen risk management policies and procedures.

UNUM Limited

     For the year ended December 31, 1996, UNUM Limited's pretax operating income was favorably affected by a lower benefit ratio and increased investment income, as compared with the corresponding period in 1995. The lower benefit ratio was primarily the result of a focus on strengthening risk management programs and improved new claims experience. Management believes that the level of future earnings for UNUM Limited will be a function of various factors, including but not limited to, the effectiveness of these continuing risk management actions over time. Additionally, UNUM Limited incurred increased operating expenses in 1996, which were primarily the result of increased investments in information systems technology and risk management programs. Due to the relative size of UNUM Limited's block of business, operating results can exhibit claims variability.


     In general, UNUM Limited's earnings expressed in British pound sterling are affected by fluctuations in the exchange rates used in the translation of earnings into U.S. dollars. The weighted average exchange rate was approximately $1.56, $1.58 and $1.53 for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, the spot rate was approximately $1.71.

Individual Disability

     As a result of the merger of Commercial Life into UNUM America, which was effective December 31, 1996, UNUM now reports the operations of the Association Group disability business with the individual disability business. Current and prior period information for individual disability has been restated to reflect this change.


     For the year ended December 31, 1996, pretax operating income for individual disability was favorably affected by increased investment income, partially offset by a higher benefit ratio as compared with the same period in 1995. The higher benefit ratio was primarily attributable to a decrease in premium growth and the inclusion of the Association Group disability business, which was affected by unfavorable claims experience. Premium growth continued to decline as a result of the transition to the guaranteed renewable Lifelong Disability Protection ("LDP") product as a result of management's decision in late 1994 to discontinue sales of the traditional, fixed price, non-cancellable product in the United States. Following the approval of the LDP product, sales of the non-cancellable individual disability product have been discontinued in the United States.

Group Short Term Disability

     Group STD's contribution to the Disability Insurance segment's pretax operating income continued to increase in 1996, primarily due to strong premium growth, reflecting management's continuing efforts to cross-sell the group STD products with group LTD and group life products. Partially offsetting the effects of strong premium growth were higher operating expenses primarily relating to investments in risk management programs and the inclusion of certain office relocation expenses in 1996.

Disability Reinsurance Operations

     Pretax operating income for the disability reinsurance operations was adversely affected by unfavorable claims experience and decreased premium, for the year ended December 31, 1996, as compared with the same period in 1995. Management continues to focus on improving risk management programs and strengthening underwriting standards to address this claims experience.

SPECIAL RISK INSURANCE SEGMENT

(Dollars in millions and percentage increase
(decrease) over prior year)                               1996                     1995               1994
----------------------------------------------   ------------------------ ------------------------ ---------
Revenues
Premiums
 Group life insurance ........................     $439.6        14.2%      $384.8          12.1%    $ 343.3
 Other special risk products   ...............      277.5        (0.1)       277.8          26.4       219.8
                                                   ------      ------       ------       ---------   -------
  Total premiums   ...........................      717.1         8.2        662.6          17.7       563.1
Investment income  ...........................       56.2        27.7         44.0           8.6        40.5
Net realized investment gains  ...............        0.3       (93.2)         4.4            nm         0.2
Fees and other income ........................       38.3        (3.5)        39.7          (9.8)       44.0
                                                   ------      ------       ------       ---------   -------
  Total revenues   ...........................      811.9         8.2        750.7          15.9       647.8
Benefits and expenses
Benefits to policyholders   ..................      506.5         2.9        492.3          24.8       394.4
Operating expenses ...........................      184.8        20.7        153.1           4.8       146.1
Commissions  .................................       67.0        10.0         60.9          11.7        54.5
Increase in deferred policy acquisition costs       (25.6)       61.0        (15.9)         20.5       (13.2)
Interest expense   ...........................         --          nm           --        (100.0)        0.1
                                                   ------      ------       ------       ---------   -------
  Total benefits and expenses  ...............      732.7         6.1        690.4          18.6       581.9
                                                   ------      ------       ------       ---------   -------
Income before income taxes  ..................       79.2        31.3         60.3          (8.5)       65.9
Exclude realized investment gains ............       (0.3)                    (4.4)                     (0.2)
Special items (a)  ...........................       11.3                      3.9                        --
                                                   ------                   ------                   -------
Pretax operating income (a) ..................     $ 90.2        50.8%      $ 59.8          (9.0)%   $  65.7
                                                   ======      ======       ======       =========   =======
Sales (annualized new premiums)
 Group life insurance ........................     $150.0                   $106.1                   $  90.8
Persistency (premiums)
 Group life insurance ........................       85.6%                    83.0%                     84.8%
Benefit ratio (% of premiums)  ...............       70.6%                    74.3%                     70.0%
Operating expense ratio (% of
 premiums)   .................................       25.8%                    23.1%                     25.9%

--------

nm = not meaningful or in excess of 100%

(a) For the definition of pretax operating income and a detailed description of special items see the Consolidated Overview.


     The Special Risk Insurance segment includes group life products sold by UNUM America and First UNUM, special risk accident insurance previously sold by Commercial Life, which has been merged with UNUM America, and other special risk insurance products. The segment also includes non-disability reinsurance operations, which represent UNUM's participation in various reinsurance pools, and the reinsurance underwriting management operations of Duncanson & Holt, Inc.



     For the year ended December 31, 1996, as compared with 1995, the Special Risk Insurance segment reported an increase in pretax operating income. The increase was primarily due to an improved benefit ratio in the group life business, increased investment income, and premium growth driven by strong sales. These favorable factors were partially offset by a higher operating expense ratio in group life, a higher benefit ratio in certain reinsurance pools, and increased expenses in the reinsurance underwriting management operations. Due to the nature of the risks underwritten and the relative size of the blocks of businesses, several of the Special Risk Insurance segment's products can exhibit claims variability.


     The improved benefit ratio for group life was primarily attributable to favorable claims experience, coupled with pricing and risk management actions implemented in 1995. Solid sales results, improved persistency trends, and continued renewal efforts contributed to the group life premium growth of 14.2%. Claim block acquisitions generated one-time premiums for group life and reinsurance operations of $3.6 million and $16.3 million, respectively, for 1996, and $1.3 million and $38.3 million, respectively, for 1995.


     The decrease in pretax operating income for 1995, as compared with 1994, was primarily attributable to increased claims in the group life and special risk accident insurance businesses, combined with reduced fee income from the reinsurance underwriting management operations. Partially offsetting these decreases were continued premium growth, and favorable claims experience in certain reinsurance pools.

COLONIAL PRODUCTS SEGMENT

(Dollars in millions and percentage increase
(decrease) over prior year)                               1996                    1995             1994
----------------------------------------------   ----------------------- ----------------------- --------
Revenues
Premiums  ....................................     $493.7        4.4%      $472.7        7.7%      $439.1
Investment income  ...........................       47.6       15.3         41.3       33.7         30.9
Net realized investment gains (losses)  ......       (0.3)        nm         10.9         nm          1.7
Fees and other income ........................        4.5       87.5          2.4        9.1          2.2
                                                   ------      -----       ------      -----       ------
  Total revenues   ...........................      545.5        3.5        527.3       11.3        473.9
Benefits and expenses
Benefits to policyholders   ..................      239.3        1.8        235.1        6.3        221.1
Interest credited  ...........................        7.5       15.4          6.5       30.0          5.0
Operating expenses ...........................      122.6        6.9        114.7        7.1        107.1
Commissions  .................................      107.8       (1.0)       108.9       12.6         96.7
Increase in deferred policy acquisition costs       (24.1)      (5.9)       (25.6)      36.9        (18.7)
                                                   ------      -----       ------      -----       ------
  Total benefits and expenses  ...............      453.1        3.1        439.6        6.9        411.2
                                                   ------      -----       ------      -----       ------
Income before income taxes  ..................       92.4        5.4         87.7       39.9         62.7
Exclude realized investment (gains) losses            0.3                   (10.9)                   (1.7)
                                                   ------                  ------                  ------
Pretax operating income (a) ..................     $ 92.7       20.7%      $ 76.8       25.9%      $ 61.0
                                                   ======      =====       ======      =====       ======
Sales (annualized first month's
 premiums)   .................................     $213.6                  $200.4                  $183.1
Benefit ratio (% of premiums)  ...............       48.5%                   49.7%                   50.4%
Operating expense ratio (% of
 premiums)   .................................       24.8%                   24.3%                   24.4%

--------

nm = not meaningful or in excess of 100%

(a) For the definition of pretax operating income see the Consolidated Overview.



     The Colonial Products segment includes Colonial Life & Accident Insurance Company ("Colonial") and affiliates. Colonial offers payroll-deducted, voluntary employee benefits to employees at their worksites. Accident and sickness, cancer and life insurance products are marketed by Colonial primarily through independent sales representatives.


     The Colonial Products segment reported increased pretax operating income for the year ended December 31, 1996, as compared with 1995. The increase in pretax operating income was primarily attributable to favorable benefit ratios in the life, and accident and sickness product lines, and increased investment income, partially offset by an increased operating expense ratio. During 1996, Colonial entered into an agreement to reinsure a majority of the mortality risk on new and inforce universal life business. The reinsurance agreement negatively affects reported premium growth and related expense ratios while positively affecting reported benefit ratios. Colonial's pretax operating income increased in 1995 as compared to 1994, primarily because of increased investment income and an improved benefit ratio.

     Colonial's benefit ratio improved again in 1996 to 48.5%, as compared with 49.7% in 1995 and 50.4% in 1994, primarily driven by the effect of the universal life reinsurance agreement, continued favorable claims experience, and improved incidence rates in the life, and accident and sickness product lines.


     Investment income increased during 1996, primarily because of increased cash flows resulting from a product mix shift and a change in asset mix to higher yielding securities. Investment income increased during 1995, primarily because of increased cash flows and additional income realized from the reinvestment of the proceeds from the second quarter 1995 sale of Colonial's equity portfolio into investment grade fixed income assets.


     The expense ratio increased in 1996 primarily due to the impact of the universal life reinsurance agreement. Excluding the impact of the universal life reinsurance agreement, the expense ratio declined slightly compared to 1995 as a result of continuing expense management efforts.


     During 1996, Colonial experienced slower growth in sales and premium as compared with 1995, reflecting the effects of weaker sales growth during the third and fourth quarters of the year. Management is focusing on increasing sales and premium at Colonial by enhancing collaborative sales across the UNUM enterprise, introducing several new products and developing alternative distribution channels.

RETIREMENT PRODUCTS SEGMENT

(Dollars in millions and percentage increase
(decrease) over prior year)                                 1996                        1995               1994
----------------------------------------------   --------------------------- --------------------------- ---------
Revenues
Premiums  ....................................     $ 19.7          (28.6)%    $  27.6            9.5%     $  25.2
Investment income  ...........................      214.4          (28.3)       298.9          (11.0)       335.8
Net realized investment gains  ...............        2.8          (88.7)        24.8             nm          2.2
Fees and other income ........................       46.1             nm          6.5            4.8          6.2
                                                   ------       ----------    -------        ---------    -------
  Total revenues   ...........................      283.0          (20.9)       357.8           (3.1)       369.4
Benefits and expenses
Benefits to policyholders   ..................       64.0           17.6         54.4            5.8         51.4
Interest credited  ...........................      193.1          (12.6)       220.9           (7.1)       237.7
Operating expenses ...........................       22.1          (33.8)        33.4           10.6         30.2
Commissions  .................................        5.2          (21.2)         6.6          (29.8)         9.4
Increase in deferred policy acquisition costs        (2.8)          (6.7)        (3.0)            nm         (1.3)
                                                   ------       ----------    -------        ---------    -------
  Total benefits and expenses  ...............      281.6           (9.8)       312.3           (4.6)       327.4
                                                   ------       ----------    -------        ---------    -------
Income before income taxes  ..................        1.4          (96.9)        45.5            8.3         42.0
Exclude realized investment gains ............       (2.8)                      (24.8)                       (2.2)
Special items (a)  ...........................       15.0                         1.0                          --
                                                   ------                     -------                     -------
Pretax operating income (a) ..................     $ 13.6          (37.3)%    $  21.7          (45.5)%    $  39.8
                                                   ======       ==========    =======        =========    =======
Invested assets under management for
 tax sheltered annuities, at end of
 period   ....................................    $ 305.3                    $3,074.3                    $3,065.0
                                                   ======                     =======                     =======


--------
nm = not meaningful or in excess of 100%

(a) For the definition of pretax operating income and a detailed description of special items see the Consolidated Overview.


     The Retirement Products segment includes tax sheltered annuities ("TSA") in UNUM America and First UNUM, guaranteed investment contracts ("GICs"), deposit administration accounts ("DAs"), 401(k) plans, individual life and group medical insurance, all of which are no longer actively marketed by UNUM.

     On October 1, 1996, UNUM America and First UNUM closed the sale of their respective TSA businesses to The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York ("Lincoln"), both subsidiaries of Lincoln National Corporation. The sale involved approximately 1,700 group contractholders and assets under management of approximately $3.3 billion. The purchase price (ceding commission) paid upon closing was approximately $71 million, and the transaction generated statutory capital of approximately $160 million. The contracts have initially been reinsured on an indemnity basis. Upon consent of the TSA contractholders and/or participants, the contracts will be considered reinsured on an assumption basis, legally releasing UNUM America and First UNUM from future contractual obligation to the respective contractholders and/or participants. The sale resulted in a deferred pretax gain of $80.8 million, which will be recognized in income as a special item in proportion to contractholder and/or participant consents for assumption reinsurance, the majority of which management believes will occur during 1997. Through March 1, 1997, consent for assumption reinsurance has been provided by TSA contractholders and/or participants owning approximately 60% of assets under management.


     Fees and other income reported by the TSA business increased in 1996, reflecting a $38.2 million reimbursement of interest credited from Lincoln under the reinsurance agreement. UNUM will continue to report the amount of interest credited to TSA contracts for which the consent to transfer from indemnity reinsurance to assumption reinsurance has not been received, with an equivalent amount being reported in fees and other income for the reimbursement from Lincoln. The group TSA businesses accounted for $13.5 million, $16.4 million and $31.6 million of the Retirement Products segment's pretax operating income in 1996, 1995 and 1994, respectively.


     For the year ended December 31, 1996, the Retirement Products segment reported decreased pretax operating income as compared with the same period in 1995. The decrease was primarily due to reduced earnings from the runoff of GICs, DAs and 401(k) plans during the year and lower interest spread margins on tax sheltered annuities through October 1, 1996, the effective date of the TSA sale. For 1995, the decrease in pretax operating income was primarily attributable to lower interest spread margins on tax sheltered annuities, as compared with the unusually favorable levels experienced during 1994.


     During 1996, investment income declined reflecting the transfer of $2,690 million of assets to Lincoln on October 1, 1996, to effect the sale of the TSA business, and the shifting of assets to lower yielding, highly liquid, instruments during the year in anticipation of the transfer. During 1995, investment income decreased primarily due to investments in lower yielding tax-exempt securities and a reduced average investment yield caused by the low interest rate environment. In addition, the reduced asset base under management for GICs, DAs and 401(k) plans has resulted in lower investment income and reduced amounts of interest credited during 1996 and 1995. Management expects continued decreases in the amounts of investment income and interest credited as the related GICs, DAs and 401(k) contracts mature or terminate.

CORPORATE

(Dollars in millions)                                      1996               1995           1994
--------------------------------------------------   ----------------   ----------------   ---------
Loss before income taxes  ........................          $ (46.7)           $ (28.6)      $ (28.2)
Exclude realized investment (gains) losses  ......             (0.9)              (0.3)          0.6
Special items (a)   ..............................             10.1                 --            --
                                                            -----              -----         -------
Pretax operating loss (a) ........................          $ (37.5)           $ (28.9)      $ (27.6)
                                                            =====              =====         =======

--------

(a) For the definition of pretax operating loss and a detailed description of special items see the Consolidated Overview.


     Corporate includes transactions that are generally non-insurance related. The increased pretax operating loss in Corporate for the year ended December 31, 1996, as compared with 1995, was primarily the result of increased international development costs and interest expense on corporate borrowings, partially offset by increased investment income.


     The increased pretax operating loss in 1995, compared with 1994, was primarily attributable to increased interest expense, partially offset by reduced operating expenses. Effective January 1, 1995, the operations of UNUM Japan are reported in the Disability Insurance segment. Costs related to UNUM's investment in Japan prior to January 1, 1995, were reported as operating expenses in Corporate.

INCOME TAXES

     Effective tax rates, which reflect income tax expense as a percentage of income before income taxes, were 30.3%, 26.4% and 22.1% for 1996, 1995 and 1994, respectively. Reported income tax expense was below the federal statutory tax rate of 35% primarily due to tax savings from investments in tax-exempt securities. The increase in the effective tax rate over the three year period was primarily due to reduced tax-exempt income, both in amount and as a percentage of income before income taxes. Beginning in late 1996, UNUM commenced a plan to increase purchases of tax-exempt bonds and mortgages.

INVESTMENTS

     UNUM's long term investment strategy is to invest primarily in investment grade bonds and commercial mortgages. UNUM evaluates total expected return after consideration of associated expenses and losses, within criteria established for each product line. Product line investment strategies are developed to complement business risks by meeting the liquidity and solvency requirements of each product. UNUM purchases assets with maturities, expected cash flows and prepayment conditions that are consistent with these strategies. The nature and quality of the types of investments comply with policies established by management, which are more stringent overall than the statutes and regulations imposed by the jurisdictions in which UNUM's insurance subsidiaries are licensed.


     UNUM's investments are reported in the consolidated financial statements at net realizable value or net of applicable allowances for probable losses. Allowances for real estate held for sale and mortgages are established based on a review of specific assets as well as the overall portfolio, considering the carrying value of the underlying assets. If a decline in fair value is considered to be other than temporary or if a long-lived asset is deemed permanently impaired, the investment is reduced to estimated net realizable value and the reduction is recorded as a realized investment loss. UNUM discontinues the accrual of investment income on invested assets when it is determined that collectability is doubtful. Management monitors the risk associated with the invested asset portfolio and regularly reviews and adjusts the allowance for probable losses.


     UNUM's invested assets were $8.7 billion and $11.7 billion at December 31, 1996, and 1995, respectively. The decrease from 1995 reflects asset transfers that occurred in the fourth quarter of 1996, as discussed below. The composition of UNUM's invested assets at December 31, 1996, was 79.6% fixed maturities, 13.0% mortgage loans, 2.8% real estate and 4.6% other invested assets.


     In late December 1996, UNUM transferred approximately $403 million in cash into a trust account held for the benefit of Centre Life Reinsurance Limited ("Centre Re"), in accordance with the reinsurance agreement between UNUM America and Centre Re, which became effective December 31, 1996 (see Note 6 in Item 8). On October 1, 1996, UNUM transferred approximately $2,690 million of assets into a trust account held for the benefit of Lincoln to effect the sale of the TSA business (see Note 5 in Item 8). The assets transferred consisted of approximately $1,826 million of short-term investments, $589 million of fixed maturities and $275 million of cash.


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


     Gross realized investment gains were $40.2 million, $287.0 million and $117.0 million, and gross realized investment losses were $36.8 million, $61.9 million and $71.4 million for the years ended December 31, 1996, 1995 and 1994, respectively.

Fixed Maturities

     UNUM's fixed maturity portfolio is concentrated in high quality intermediate term bonds, which management believes are well diversified by company and industry sector. At December 31, 1996, over 80% of the bond portfolio was rated "A" or better. Fixed maturity ratings are obtained from external rating agencies or are determined by UNUM internally using similar methods if external ratings are not available. The bond portfolio is primarily composed of taxable corporate bonds. In late 1996, UNUM commenced a plan to increase purchases of tax-exempt bonds and mortgages due to after-tax yield considerations. Dependent on market conditions and tax considerations, these tax-exempt securities can provide attractive after-tax yields as compared with similarly rated taxable securities.

     The table below summarizes fixed maturity holdings by credit quality as of December 31, 1996, and 1995.

Bond Credit Quality Ratings        1996         1995
-----------------------------   ----------   ----------
AAA  ........................       10.6%        12.0%
AA   ........................       12.2         12.4
A ...........................       57.3         57.1
BAA  ........................       18.4         17.0
Below BAA  ..................        1.5          1.5
                                  ------       ------
  Total .....................      100.0%       100.0%
                                  ======       ======


     Bond credit quality ratings are based on the capacity of the borrower to meet interest and principal payments as they come due. Capacity is considered extremely strong for AAA rated issues; AA very strong; A strong; and BAA adequate. Bonds rated below BAA are considered to have a vulnerability to default.


     At December 31, 1996, and 1995, the fixed maturity portfolio included $102.0 million and $139.4 million, respectively, of below investment grade bonds (below "BAA") recorded at fair value. These bonds had an associated amortized cost of $101.7 million and $133.8 million, respectively. Virtually all of the below investment grade bonds were purchased at investment grade, but were subsequently downgraded. Management does not expect any risks or uncertainties associated with below investment grade bonds to have a significant affect on UNUM's consolidated financial position or results of operations. The amount of fixed maturities delinquent 60 days or more was zero at December 31, 1996, and 1995.


     In November 1995, the Financial Accounting Standards Board issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," which provided a one-time opportunity to reassess the appropriateness of the classifications of securities described in Financial Accounting Standard ("FAS") No. 115, and to reclassify fixed maturities from the held to maturity category without calling into question the intent to hold other debt securities to maturity in the future. On December 31, 1995, UNUM reassessed its fixed maturity portfolio, and as allowed under the implementation guidance, reclassified fixed maturities with an amortized cost of $6,082.8 million and a related unrealized gain of $393.0 million from the held to maturity category to available for sale. The unrealized gain on the total available for sale fixed maturity portfolio was $551.9 million at December 31, 1995. In connection with the reclassification of the held to maturity fixed maturities to available for sale, on December 31, 1995, UNUM adjusted its unpaid claims by $261.2 million to reflect the changes that would have been necessary if the unrealized gains and losses related to fixed maturities classified as available for sale had been realized. At December 31, 1996, the unrealized gain on available for sale fixed maturities was $286.0 million and the related unpaid claims adjustment was $168.7 million.

Mortgages

     At December 31, 1996, and 1995, UNUM's mortgage loans were $1,132.1 million and $1,163.4 million, respectively. UNUM invests new funds in commercial properties in targeted geographical areas that meet UNUM's underwriting standards. Management uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. Management establishes allowances for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral.


     Management believes that its mortgage loan portfolio is well diversified geographically and among property types, as summarized in Item 1 F. Investments. UNUM's incidence of new problem mortgage loans and foreclosure activity has remained very low in 1996, reflecting improvements in overall economic activity and improving real estate markets in the geographic areas where UNUM has mortgage loans. Management expects a modest level of delinquencies and problem loans in the future. The percentage of mortgage loans delinquent 60 days or more on a contract delinquency basis was 0.5% and 0.2% at December 31, 1996, and 1995, respectively.


     Effective January 1, 1995, UNUM adopted FAS 114, "Accounting by Creditors for Impairment of a Loan," and FAS 118, "Accounting by Creditors for Impairment of a Loan-- Income Recognition and Disclosures," which defined the principles to measure and record a loan when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The adoption of FAS 114 and FAS 118 did not have a material affect on UNUM's results of operations or financial position.

     At December 31, 1996, and 1995, impaired loans totaled $50.4 million and $50.1 million, respectively. Included in the $50.4 million of impaired loans at December 31, 1996, were $38.9 million of loans which had a related allowance for probable losses of $5.7 million, and a loan of $11.5 million which had no related allowance for probable losses. Interest lost on impaired loans in 1996, 1995 and 1994, was not material.

     Realized investment losses related to impaired mortgage loans amounted to $1.0 million, $9.2 million and $8.5 million for 1996, 1995 and 1994, respectively. Impaired mortgage loans as of December 31, 1996, are not expected to have a significant impact on UNUM's results of operations, liquidity, or capital resources.

     Mortgage loans that were restructured prior to the adoption of FAS 114 are defined by UNUM as loans whose terms have been modified to interest rates less than market at the time of restructure and are currently expected to perform pursuant to such modified terms. UNUM modifies loans to protect its investment and only when it is anticipated that the borrower will be able to meet the modified terms. As of December 31, 1996, restructured mortgage loans totaled $54.8 million, as compared with $59.9 million at December 31, 1995. Interest lost on restructured loans was not material in 1996, 1995 or 1994.

Real Estate

     At December 31, 1996, investment real estate amounted to $248.1 million, compared with $222.2 million at December 31, 1995. UNUM purchases investment real estate in selected markets when certain investment criteria are met. Investment real estate is intended to be held long-term and is carried at cost less accumulated depreciation. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified and revalued as real estate held for sale when it no longer meets UNUM's investment criteria.

     At December 31, 1996, and 1995, real estate held for sale amounted to $9.4 million and $35.5 million, respectively. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate, if it meets UNUM's investment criteria. Real estate held for sale is included in other assets in the Consolidated Balance Sheets and is valued net of a valuation allowance which reduces the carrying value to the lower of fair value less estimated costs to sell, or cost. This valuation allowance is periodically adjusted based on subsequent changes in UNUM's estimate of fair value less costs to sell.

     Additions to the allowance for probable losses related to real estate held for sale resulted in a realized investment gain of $0.4 million and realized investment losses of $6.3 million and $0.8 million for the years ended December 31, 1996, 1995 and 1994, respectively. Additions to the allowance represent charges to net realized investment gains less recoveries. Current and anticipated real estate acquired through foreclosure is not expected to have a significant affect on UNUM's results of operations, liquidity, or capital resources.

Effective January 1, 1996, UNUM adopted FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long- lived assets and certain identifiable intangibles to be disposed of. FAS 121 applies to both real estate held for investment and real estate held for sale. The adoption of FAS 121 did not have a material affect on UNUM's results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

     UNUM's businesses produce positive cash flows that are invested primarily in intermediate, fixed maturity investments intended to reflect the anticipated cash obligations of insurance benefit payments and insurance contract maturities and to optimize investment returns at appropriate risk levels. Unexpected cash requirements and liquidity needs can be met through UNUM's investment portfolio of fixed maturities classified as available for sale, equity securities, cash and short-term investments.

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

     In 1996, UNUM's United States insurance subsidiaries reported net statutory operating income of approximately $167 million, compared with approximately $143 million in 1995. The amount available under current law for payment of dividends during 1997 to UNUM Corporation from all U.S. domiciled insurance subsidiaries without state insurance regulatory approval is approximately $153 million, as compared with approximately $135 million for 1996. UNUM Corporation also has the ability to draw a dividend from its United Kingdom-based affiliate, UNUM Limited, subject to certain U.S. tax consequences.

     In connection with the closing of the TSA sale on October 1, 1996, as described in the Retirement Products segment, UNUM America paid an extraordinary dividend of $123 million to UNUM Corporation during the fourth quarter of 1996. As a result of the reinsurance of the individual disability business, discussed in the Disability Insurance segment, UNUM America and First UNUM intend to pay extraordinary dividends to UNUM Corporation during 1997, subject to regulatory approval and certain capital considerations.


     Cash flow requirements are also supported by a committed revolving credit facility totaling $500 million. On October 29, 1996, a new committed revolving credit facility became effective, expiring on October 1, 2001, which replaced a previously existing facility of the same amount. UNUM's commercial paper program is supported by the revolving credit facility and is available for general liquidity needs, capital expansion, acquisitions and stock repurchase. The committed revolving credit facility contains certain covenants that, among other provisions, require maintenance of certain levels of stockholders' equity and limits on debt levels.

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

     At December 31, 1996, UNUM had short-term and long-term debt totaling $117.7 million and $409.2 million, respectively. At December 31, 1996, approximately $439 million was available for additional financing under the existing revolving credit facility and $500 million of investment grade debt instruments was available for issuance under the shelf registration. Contingent upon market conditions and corporate needs, management may refinance short-term notes payable for longer term securities.

     In the normal course of business, UNUM enters into letters of credit, primarily to satisfy capital requirements related to certain subsidiary transactions. UNUM had outstanding letters of credit of $56.7 million and $12.3 million at December 31, 1996, and 1995, respectively.

     Effective October 23, 1996, UNUM's Board of Directors approved an expansion of the Company's stock repurchase program to 6.0 million shares by authorizing an additional 3.7 million shares. At December 31, 1996, approximately 4.5 million shares of common stock remained authorized for repurchase. During 1996, UNUM acquired approximately 1.9 million shares of its common stock in the open market at an aggregate cost of $119.1 million. UNUM did not acquire any shares in the open market in 1995. During 1994, UNUM repurchased 3.9 million shares in the open market at an aggregate cost of $183.3 million.

     UNUM was committed at December 31, 1996, to purchase fixed maturities and other invested assets in the amount of $104.3 million. Independent of the cash flows of UNUM Corporation, management anticipates that the operating cash flows of the subsidiaries of UNUM Corporation will be sufficient to meet benefit obligations, planned investment commitments and operational needs of those companies.

RATINGS

     Standard & Poor's Corporation ("Standard & Poor's"), Moody's Investors Service ("Moody's") and A.M. Best Company ("A.M. Best") are among the third parties that provide UNUM independent assessments of its overall financial position. Ratings from these agencies for financial strength and claims paying ability are available for the individual United States domiciled insurance company subsidiaries rather than on a consolidated basis, since the financial information used to develop the ratings is based on statutory accounting practices in the United States. Debt ratings for UNUM Corporation are based on consolidated financial information prepared using generally accepted accounting principles.

     The table below reflects the debt ratings for UNUM Corporation and the claims paying ability and financial strength ratings for UNUM's United States domiciled insurance company subsidiaries at March 7, 1997:

                                            Standard &
                                              Poor's                 Moody's            A.M. Best
                                          -----------------   ----------------------   ------------
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

                                           Claims Paying
 United States Subsidiaries' Ratings:      Ability Rating           Financial Strength Rating
 UNUM America                                   AA                    Aa2                 A++
                                            (Excellent)           (Excellent)           (Superior)
 First UNUM                                     AA                    Aa2                  A+
                                            (Excellent)           (Excellent)           (Superior)
 Colonial                                       AA                    Aa3                  A+
                                            (Excellent)           (Excellent)           (Superior)


     At March 7, 1997, the unsold portion of the shelf registration related to preferred stock carried a rating of "(P)"a1" " (Upper-Medium Quality) from Moody's.

INSURANCE REGULATION

     The Risk-Based Capital standards for life insurance companies, as prescribed by the National Association of Insurance Commissioners, are based on a formula that establishes capital requirements relating to existing asset default risk, insurance risk, interest rate (asset/liability mismatch) risk, and business risk. A company's Total Adjusted Capital (statutory capital, surplus and Asset Valuation Reserve plus certain other adjustments) is compared to the Authorized Control Level ("ACL") of Risk-Based Capital produced by the formula. Subject to certain trend tests to determine the change in the ACL ratio from year to year, companies with Total Adjusted Capital above 200% of ACL are assumed to be adequately capitalized. Companies below 200% of ACL are identified as requiring various levels of regulatory action ranging from increased information requirements for companies between 150% and 200% of ACL, to mandatory control by the domiciliary insurance department for companies below 70% of ACL.


     At December 31, 1996, the ACL ratios for UNUM America, First UNUM, and Colonial were 406%, 467%, and 389%, respectively. This compares with ACL ratios at December 31, 1995, of 382%, 382%, and 436%, respectively. For 1996, UNUM America's ACL ratio reflects the merger of Commercial Life into UNUM America as of December 31, 1996. At December 31, 1995, Commercial Life had an ACL ratio of 329% that is not included in the UNUM America 1995 ACL ratio.

DERIVATIVE FINANCIAL INSTRUMENTS

     UNUM periodically uses common derivative financial instruments such as options, futures and forward exchange contracts to hedge certain risks associated with anticipated purchases and sales of investments and certain payments denominated in foreign currencies, primarily British pound sterling, Canadian dollar and Japanese yen. These derivative financial instruments are used to protect UNUM from the effect of market fluctuations in interest and exchange rates between the contract date and the date on which the hedged transaction occurs. In using these instruments, UNUM is subject to the off-balance-sheet risk that the counterparties of the transactions will fail to perform as contracted. UNUM manages this risk by only entering into contracts with highly rated institutions and listed exchanges. UNUM does not hold derivative financial instruments for the purpose of trading.


     At December 31, 1996, UNUM had open interest rate futures contracts with notional amounts of $178.2 million to hedge anticipated sales of investments in 1997. These contracts had a related net unrealized gain of $1.6 million. At December 31, 1995, UNUM had no open derivative financial instruments.

LITIGATION

     In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at December 31, 1996. In some instances, these proceedings include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position or the consolidated operating results of UNUM.


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


     Changing interest rates, which are traditionally linked to changes in inflation, affect UNUM's level of discounted reserves. While rising interest rates are beneficial when the company is investing current cash flows, they can also reduce the fair value of existing fixed rate long-term investments. In addition, lower interest rates can lead to early payoffs and refinancing of some of UNUM's fixed rate investments. Management generally invests in fixed rate instruments that are structured to limit the exposure to such reinvestment risk.


ACCOUNTING CHANGES

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


     Effective January 1, 1996, UNUM adopted FAS 123, "Accounting for Stock-Based Compensation." FAS 123 established financial accounting and reporting standards for stock-based employee compensation plans. The statement defines a new method of accounting for employee stock compensation plans using a fair value based method, under which compensation cost is measured and recognized in results of operations. Alternatively, FAS 123 allows an entity to retain the accounting for employee stock compensation plans defined under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." UNUM retained the accounting defined under APB No. 25, and as required, will disclose in a footnote the pro forma effects of stock-based compensation using the fair value based method defined under FAS 123. Refer to Note 9 in Item 8 for the related disclosures.


     Effective January 1, 1995, UNUM adopted FAS 114, "Accounting by Creditors for Impairment of a Loan," and FAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," which defined the principles to measure and record a loan when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The adoption of FAS 114 and FAS 118 did not have a material effect on UNUM's results of operations or financial position.


     Effective January 1, 1994, UNUM adopted FAS 115, "Accounting for Certain Investments in Debt and Equity Securities," which specified the accounting and reporting for certain investments in equity securities and for all investments in debt securities. In November 1995, the Financial Accounting Standards Board ("FASB") issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," which provided a one-time opportunity to reassess the appropriateness of the classifications of securities described in FAS 115, and to reclassify fixed maturities from the held to maturity category without calling into question the intent to hold other debt securities to maturity in the future. On December 31, 1995, UNUM reassessed its fixed maturity portfolio and, as allowed under the implementation guidance, reclassified fixed maturities with an amortized cost of $6,082.8 million and a related unrealized gain of $393.0 million from the held to maturity category to available for sale. In connection with the reclassification of the held to maturity fixed maturities to available for sale, on December 31, 1995, UNUM adjusted its unpaid claims by $261.2 million to reflect the changes that would have been necessary if the unrealized gains and losses related to fixed maturities classified as available for sale had been realized.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1996, the FASB issued FAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The statement provides guidance for recognition or derecognition of assets and liabilities, focusing on the concepts of control and extinguishment. UNUM is required to adopt FAS 125 effective January 1, 1997. The adoption of FAS 125 is not expected to have a material effect on UNUM's results of operations or financial position.


     In March 1997, the FASB issued FAS No. 128, "Earnings Per Share," which is intended to simplify the computation and presentation of earnings per share ("EPS"). FAS 128 supersedes Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share." FAS 128 will eliminate the concept of "primary" EPS and require dual presentation of "basic" and "diluted" EPS. Diluted EPS under FAS 128 is similar to "fully diluted" EPS as defined by APB 15. UNUM is required to adopt FAS 128 effective December 31, 1997. As stated in Note 1 in Item 8, under the caption "Earnings Per Share," the assumed exercise of UNUM's outstanding stock options does not result in a material dilution of earnings per share.


     In March 1997, the FASB issued FAS No. 129, "Disclosures of Information About Capital Structure," which clarifies disclosure requirements related to the type, and nature, of securities contained in an entity's capital structure. UNUM is required to adopt FAS 129 effective December 31, 1997.

              Item 8--Financial Statements and Supplementary Data

                                          INDEX                                              Page
------------------------------------------------------------------------------------------ ------
Report of Independent Accountants   ......................................................  34
Consolidated Financial Statements:
 Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994     35
 Consolidated Balance Sheets as of December 31, 1996, and 1995    ........................  36
 Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996,
  1995 and 1994   ........................................................................  38
 Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and      39
  1994
Notes to Consolidated Financial Statements   .............................................  40

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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UNUM Corporation and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                            /s/COOPERS & LYBRAND L.L.P.

Portland, Maine

February 5, 1997,

except for Note 5 for which the date is March 1, 1997,

and Note 18 for which the date is March 14, 1997

                       UNUM CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                               Year Ended December 31,
                                                        --------------------------------------
(Dollars in millions, except per common share data)       1996          1995         1994
-----------------------------------------------------   -----------   -----------   ----------
Revenues
Premiums                                                  $3,120.4      $3,018.2    $2,721.3
Investment income   .................................        802.2         806.3       770.2
Net realized investment gains   .....................          3.4         225.1        45.6
Fees and other income  ..............................        116.7          73.3        75.5
                                                          --------      --------    --------
  Total revenues ....................................      4,042.7       4,122.9     3,612.6
Benefits and expenses
Benefits to policyholders ...........................      2,324.7       2,493.0     2,239.0
Interest credited   .................................        200.6         227.4       242.7
Operating expenses  .................................        862.6         728.2       713.0
Commissions   .......................................        364.2         369.9       355.9
Increase in deferred policy acquisition costs  ......        (91.7)       (114.7)     (155.3)
Interest expense ....................................         40.7          37.2        18.7
                                                          --------      --------    --------
  Total benefits and expenses   .....................      3,701.1       3,741.0     3,414.0
                                                          --------      --------    --------
Income before income taxes   ........................        341.6         381.9       198.6
Income taxes
Current .............................................        122.3          98.6        30.4
Deferred   ..........................................        (18.7)          2.2        13.5
                                                          --------      --------    --------
  Total income taxes   ..............................        103.6         100.8        43.9
                                                          --------      --------    --------
Net income ..........................................     $  238.0      $  281.1    $  154.7
                                                          ========      ========    ========
Net income per common share  ........................     $   3.26      $   3.87    $   2.09
                                                          ========      ========    ========




                See notes to consolidated financial statements.

                       UNUM CORPORATION AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS


                                                                   December 31,
                                                            --------------------------
(Dollars in millions)                                         1996           1995
---------------------------------------------------------   ------------   -----------
                        ASSETS
Investments
 Fixed maturities available for sale--at fair value
  (amortized cost: 1996--$6,656.7; 1995--$8,583.5) ......     $6,942.7      $9,135.4
 Equity securities available for sale--at fair value
  (cost: 1996--$23.8; 1995--$21.1)  .....................         31.3          25.2
 Mortgage loans   .......................................      1,132.1       1,163.4
 Real estate, net .......................................        248.1         222.2
 Policy loans  ..........................................        232.9         219.2
 Other long-term investments  ...........................         14.2          30.4
 Short-term investments .................................        123.4         896.7
                                                              ---------     ---------
  Total investments  ....................................      8,724.7      11,692.5
Cash  ...................................................         77.0          42.5
Accrued investment income  ..............................        166.1         208.5
Premiums due   ..........................................        252.4         224.3
Deferred policy acquisition costs   .....................        844.2       1,142.3
Property and equipment, net   ...........................        181.0         153.7
Reinsurance receivables .................................      1,113.8         420.9
Deposit assets ..........................................      2,846.6            --
Other assets   ..........................................        518.0         370.9
Separate account assets .................................        743.7         532.2
                                                              ---------     ---------
  Total assets ..........................................     $15,467.5     $14,787.8
                                                              =========     =========



                See notes to consolidated financial statements.

                       UNUM CORPORATION AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS


                                                                         December 31,
                                                                  --------------------------
(Dollars in millions)                                               1996           1995
---------------------------------------------------------------   ------------   -----------
            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Future policy benefits .......................................     $1,881.1      $1,718.7
 Unpaid claims and claim expenses   ...........................      5,289.3       4,856.4
 Other policyholder funds  ....................................      3,533.6       3,840.3
 Income taxes
  Current   ...................................................         61.3          20.7
  Deferred  ...................................................        341.8         392.0
 Notes payable ................................................        526.9         583.8
 Other liabilities   ..........................................        826.7         540.8
 Separate account liabilities .................................        743.7         532.2
                                                                    --------      --------
   Total liabilities ..........................................     13,204.4      12,484.9
Stockholders' equity
 Preferred stock, par value $0.10 per share, authorized
  10,000,000 shares, none issued
 Common stock, par value $0.10 per share, authorized
  120,000,000 shares, issued 99,987,958 shares  ...............         10.0          10.0
 Additional paid-in capital   .................................      1,103.4       1,088.2
 Unrealized gains on available for sale securities, net  ......         82.3         213.1
 Unrealized foreign currency translation adjustment   .........         (1.2)        (23.1)
 Retained earnings   ..........................................      1,871.4       1,713.2
                                                                    --------      --------
                                                                     3,065.9       3,001.4
Less:
 Treasury stock, at cost (1996--28,165,594 shares;
  1995--26,980,331 shares) ....................................        792.2         691.6
 Restricted stock deferred compensation   .....................         10.6           6.9
                                                                    --------      --------
 Total stockholders' equity   .................................      2,263.1       2,302.9
                                                                    --------      --------
  Total liabilities and stockholders' equity ..................    $15,467.5     $14,787.8
                                                                    ========      ========



                See notes to consolidated financial statements.

                       UNUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                             Unrealized
                                                            Gains (Losses)  Unrealized
                                     Common                 On Available     Foreign                           Restricted
                                      Stock    Additional     for Sale       Currency                             Stock
(Dollars in millions,               $0.10 Par   Paid-in      Securities,   Translation   Retained   Treasury    Deferred
except per common share data)         Value     Capital          Net        Adjustment   Earnings    Stock    Compensation   Total
--------------------------------    ---------  -----------  -------------  -----------   --------   --------  ------------   -----
Balance at January 1, 1994  ....    $10.0     $1,078.4      $ 149.1         $ (24.1)    $1,420.8    $ (529.8)    $ (1.7)   $2,102.7
1994 Transactions:
Net income   ...................                                                           154.7                              154.7
Unrealized losses on available
 for sale securities, net   ....                              (99.5)                                                          (99.5)
Unrealized foreign currency
 translation adjustment  .......                                                0.4                                             0.4
Dividends to stockholders
 ($0.92 per common share)  .....                                                           (68.3)                             (68.3)
Treasury stock acquired  .......                                                                      (183.3)                (183.3)
Employee stock option and
 other transactions   ..........                   2.1                                                   6.5        0.1         8.7
                                    -----     ---------     -------         --------    --------    --------     ------    --------
Balance at December 31, 1994  ..     10.0      1,080.5         49.6           (23.7)     1,507.2      (706.6)      (1.6)    1,915.4
1995 Transactions:
Net income   ...................                                                           281.1                              281.1
Unrealized gains on available
 for sale securities, net   ....                              163.5                                                           163.5
Unrealized foreign currency
 translation adjustment  .......                                                0.6                                             0.6
Dividends to stockholders
 ($1.035 per common share)  ....                                                           (75.1)                             (75.1)
Employee stock option and
 other transactions   ..........                   7.7                                                  15.0       (5.3)       17.4
                                    -----     ---------     -------         --------    --------    --------     ------    --------
Balance at December 31, 1995  ..     10.0      1,088.2        213.1           (23.1)     1,713.2      (691.6)      (6.9)    2,302.9
1996 Transactions:
Net income   ...................                                                           238.0                              238.0
Unrealized losses on available
 for sale securities, net   ....                             (130.8)                                                         (130.8)
Unrealized foreign currency
 translation adjustment  .......                                               21.9                                            21.9
Dividends to stockholders
 ($1.09 per common share)  .....                                                           (79.8)                             (79.8)
Treasury stock acquired  .......                                                                      (119.1)                (119.1)
Employee stock option and other
 transactions   ................                  15.2                                                  18.5       (3.7)       30.0
                                    -----     ---------     -------         --------    --------    --------     ------    --------
Balance at December 31, 1996  ..    $10.0     $1,103.4      $  82.3         $  (1.2)    $1,871.4    $ (792.2)    $(10.6)   $2,263.1
                                    ======    =========     =======         =======     ========    ========     ======    ========


                See notes to consolidated financial statements.

                       UNUM CORPORATION AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Year Ended December 31,
                                                                    -----------------------------------------
(Dollars in millions)                                                  1996            1995          1994
-----------------------------------------------------------------   -------------   -------------   ---------
Operating activities:
Net income ......................................................     $   238.0       $   281.1       $ 154.7
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Increase in future policy benefits and unpaid claims and
  claim expenses ................................................         630.1           905.3         720.1
 Increase in amounts receivable under reinsurance agreements .           (686.7)          (61.0)        (18.6)
 Increase (decrease) in income tax liability   ..................          20.4            (3.5)         (3.3)
 (Increase) decrease in deferred policy acquisition costs  ......         299.2          (114.9)       (155.4)
 Increase in deposit assets  ....................................        (432.1)             --            --
 Deferred gain on sale of tax sheltered annuities ...............          80.8              --            --
 Charge for individual disability reinsurance fees   ............          49.7              --            --
 Realized investment (gains) losses   ...........................           4.0          (242.0)        (59.0)
 Other  .........................................................          76.4            (8.9)         62.3
                                                                      ---------       ---------       -------
   Net cash provided by operating activities   ..................         279.8           756.1         700.8
                                                                      ---------       ---------       -------
Investing activities:
Maturities of fixed maturities held to maturity   ...............            --           835.7         754.8
Maturities of fixed maturities available for sale ...............         775.2            99.3          41.2
Sales of fixed maturities held to maturity  .....................            --             2.8          46.8
Sales of fixed maturities available for sale   ..................       2,514.4           577.3         407.6
Sales of equity securities available for sale  ..................            --           836.7         314.1
Sales and maturities of other investments   .....................         269.5           312.0         414.9
Purchases of fixed maturities held to maturity ..................            --          (230.2)       (795.2)
Purchases of fixed maturities available for sale  ...............      (1,890.9)       (1,971.9)       (943.9)
Purchases of equity securities available for sale ...............            --          (131.3)       (216.6)
Purchases of other investments  .................................        (263.0)         (322.4)       (211.5)
Net increase in short-term investments   ........................      (1,051.9)         (604.8)       (221.7)
Net additions to property and equipment  ........................         (54.3)          (28.9)        (29.9)
                                                                      ---------       ---------       -------
  Net cash provided by (used in) investing activities   .........         299.0          (625.7)       (439.4)
                                                                      ---------       ---------       -------
Financing activities:
Deposits and interest credited to investment contracts  .........         597.1           669.6         608.6
Maturities and withdrawals from investment contracts ............        (903.8)         (888.1)       (800.5)
Dividends to stockholders .......................................         (79.8)          (75.1)        (68.3)
Treasury stock acquired   .......................................        (119.1)             --        (183.3)
Proceeds from notes payable  ....................................            --           291.5          54.7
Repayment of notes payable   ....................................         (15.0)           (1.3)         (1.2)
Net increase (decrease) in short-term debt  .....................         (42.3)         (135.1)        136.6
Other   .........................................................          18.9            13.8           7.2
                                                                      ---------       ---------       -------
  Net cash used in financing activities  ........................        (544.0)         (124.7)       (246.2)
                                                                      ---------       ---------       -------
Effect of exchange rate changes on cash  ........................          (0.3)            0.7           0.1
                                                                      ---------       ---------       -------
Net increase in cash   ..........................................          34.5             6.4          15.3
Cash at beginning of year .......................................          42.5            36.1          20.8
                                                                      ---------       ---------       -------
Cash at end of year .............................................     $    77.0       $    42.5       $  36.1
                                                                      =========       =========       =======
Supplemental disclosures of cash flow information:
Cash paid during the year for:
 Income taxes ...................................................     $    76.4       $    82.6       $  48.8
 Interest  ......................................................     $    40.8       $    44.7       $  20.4

Supplemental disclosure of noncash operating and investing activities:

     In conjunction with the sale of UNUM's tax sheltered annuity business, as discussed in Note 5, fixed maturities available for sale of $588.6 million and short-term investments of $1,825.9 million were transferred to the buyer on October 1, 1996. Upon transfer, there was a corresponding increase in UNUM's deposit assets.



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

Reclassification

     Certain 1995 and 1994 amounts have been reclassified in 1996 for comparative purposes.

Investments

   Investments are reported as follows:


   [bullet] Fixed maturities available for sale (certain bonds and redeemable preferred stocks)--at fair value.

   [bullet] Equity securities available for sale (common stocks and non-redeemable preferred stocks)--at fair value.

   [bullet] Mortgage loans--at amortized cost less an allowance for probable losses.

   [bullet] Real estate--at cost less accumulated depreciation.

   [bullet] Policy loans--at unpaid principal balance.

   [bullet] Other long-term investments--at cost plus UNUM's equity in undistributed net earnings since acquisition.

   [bullet] Short-term investments--are considered available for sale and are carried at cost which approximates fair value.


     Fixed maturities and equity securities are classified as available for sale as they may be sold in response to changes in interest rates, resultant prepayment risk, liquidity and capital needs, or other similar economic factors. Unrealized gains and losses related to securities classified as available for sale are excluded from net income and reported in a separate component of stockholders' equity, net of applicable deferred taxes and related adjustments to unpaid claims and claim expenses. The unrealized gains and losses are determined based on estimated market values at the balance sheet date and are not necessarily the amounts which would be realized upon sale of the securities or representative of future market values. Changing interest rates affect the level of unrealized gains and losses related to securities classified as available for sale. While rising interest rates are beneficial when investing current cash flows, they can also reduce the fair value of existing fixed rate long-term investments. In addition, lower interest rates can lead to early payoffs and refinancing of some of UNUM's fixed rate investments. Management generally invests in fixed rate instruments that are structured to limit the exposure to such reinvestment risk.


     Realized investment gains and losses, which are determined on the basis of specific identification and include adjustments for allowances for probable losses, are reported separately in the Consolidated Statements of Income.


     If a decline in fair value of an invested asset is considered to be other than temporary or if a long-lived asset is deemed to be permanently impaired, the investment is reduced to its net realizable value and the reduction is accounted for as a realized investment loss.

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


     Real estate held for sale is included in other assets in the Consolidated Balance Sheets and is valued net of a valuation allowance which reduces the carrying value to the lower of fair value less estimated costs to sell, or cost. This valuation allowance is periodically adjusted based on subsequent changes in UNUM's estimate of fair value less costs to sell.


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


     For retirement and universal life products, premium and other policy fee revenue consist of charges for the cost of insurance, policy administration and surrenders assessed during the period. Charges related to services to be performed in the future are deferred until earned. The amounts received in excess of premium and fees are recorded as deposits and included in other policyholder funds in the Consolidated Balance Sheets. Benefits and expenses include benefit claims in excess of related account balances, interest credited at various rates, and amortization of deferred policy acquisition costs.

Deferred Policy Acquisition Costs

     The costs of acquiring new business that vary with and are related primarily to the production of new business have been deferred to the extent such costs are deemed recoverable from future profits. Such costs include commissions, certain costs of policy issue and underwriting, and certain variable field office expenses.


     For individual disability, group disability, and group life and health business, the costs are amortized in proportion to expected future premiums. For universal life products, the costs are amortized in proportion to estimated gross profits from interest margins, mortality and other elements of performance under the contracts. Amortization is adjusted periodically to reflect differences between actual experience and original assumptions, with any resulting changes reflected in current operating results. The amounts deferred and amortized were as follows:

                                                                  Year Ended December 31,
                                                           -------------------------------------
 (Dollars in millions)                                      1996         1995          1994
--------------------------------------------------------   ----------   ----------   -----------
 Deferred  .............................................     $ 305.6      $ 308.3      $ 308.1
 Less amortized  .......................................      (213.9)      (193.6)      (152.8)
                                                             -------      -------      -------
   Increase in deferred policy acquisition costs  ......     $  91.7      $ 114.7      $ 155.3
                                                             =======      =======      =======

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


     The interest rates used in the calculation of reserves for future policy benefits at December 31, 1996, and 1995, principally ranged from:

                                               1996              1995
                                          ---------------   --------------
 Individual disability  ...............    6.0% to 9.5%      5.5% to 9.5%
 Individual life  .....................    5.0% to 9.0%      5.0% to 9.0%
 Individual accident and health  ......    5.0% to 9.0%      5.0% to 9.0%
 Individual and group annuities  ......    5.0% to 9.0%      5.0% to 9.0%


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


     The interest rates used in the calculation of disability claims reserves at December 31, 1996, and 1995, were principally as follows:

                                                              1996                1995
                                                        -----------------   ----------------
 Group long term disability (North America) .........        7.88%              7.94%
 Group long term disability (United Kingdom)   ......        9.46%              9.67%
 Individual disability ..............................    6.75% to 9.46%      6.75% to 9.67%


     The interest rate used to discount the disability reserves is a composite of the yields on assets specifically identified with each block of business. Management expects the reserve discount rate for certain disability products will further decline, since current cash flows are invested in high quality assets at current yields, which are below the composite yield of the existing assets purchased in prior years. UNUM periodically adjusts prices on both existing and new business in an effort to mitigate the impact of the current interest rate environment.


     For other accident and health business, reserves are based on projections of historical claims run-out patterns.

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Activity in the liability for unpaid claims and claim expenses is summarized as follows:

 (Dollars in millions)                                           1996                  1995                 1994
-------------------------------------------------------   -------------------   ------------------   ------------------
 Balance at January 1 .................................            $4,856.4             $3,853.9             $3,341.5
  Less reinsurance recoverables   .....................              (115.4)               (82.7)               (68.0)
 Effect of unrealized gains on fixed maturities  ......              (261.2)                  --                   --
                                                                       ----                 -----                -----
 Net Balance at January 1   ...........................             4,479.8              3,771.2              3,273.5
 Incurred related to:
  Current year  .......................................             1,673.9              1,825.0              1,609.3
  Prior years   .......................................               366.0                507.0                436.0
                                                                       ----                 -----                -----
 Total incurred .......................................             2,039.9              2,332.0              2,045.3
 Paid related to:
  Current year  .......................................               532.8                523.9                517.6
  Prior years   .......................................             1,214.5              1,099.5              1,030.0
                                                                       ----                 -----                -----
 Total paid  ..........................................             1,747.3              1,623.4              1,547.6

 Net Balance at December 31 ...........................             4,772.4              4,479.8              3,771.2
  Plus reinsurance recoverables   .....................               346.8                115.4                 82.7
 Effect of unrealized gains on fixed maturities  ......               170.1                261.2                   --
                                                                       ----                 -----                -----
 Balance at December 31  ..............................            $5,289.3             $4,856.4             $3,853.9
                                                                       ====                 =====                =====


     The components of the increase in unpaid claims and claims expenses incurred and related to prior years were as follows:

 (Dollars in millions)                                    1996        1995        1994
-----------------------------------------------------   ---------   ---------   --------
 Interest accrued on reserves   .....................    $292.9       $270.0     $267.0
 Changes in reserve estimates and assumptions  ......      36.2        239.0      154.0
 Changes in foreign exchange rates ..................      36.9         (2.0)      15.0
                                                         -------      ------     -------
 Increase in incurrals related to prior years  ......    $366.0       $507.0     $436.0
                                                         =======      ======     =======


     The increases in incurrals related to prior years were primarily the result of interest accrued on reserves, changes in reserve estimates and assumptions of interest rates, morbidity, mortality and expense costs, and changes in foreign exchange rates, primarily related to the disability reserves of UNUM's United Kingdom-based affiliate, UNUM Limited. Due to the long-term claims payment pattern of some of UNUM's businesses, certain reserves, particularly disability, are discounted for interest.


     The effects of changes in reserve estimates and assumptions were more significant in 1995 and 1994, primarily as a result of increased reserves from lower discount rates for certain disability products following the sale of the common stock portfolio in 1995, and adjustments to strengthen certain disability reserves in 1995 and 1994.


     Beginning in 1995, as explained in Note 2, unpaid claims are adjusted to reflect changes that would have been necessary if the unrealized gains and losses related to fixed maturities classified as available for sale had been realized. Where applicable, UNUM has reflected those adjustments in the liability balances with corresponding credits or charges, net of related deferred taxes, reported as a component of unrealized gains on available for sale securities in stockholders' equity.

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


     During 1995, UNUM increased the group long term disability reserves for incurred but not reported ("IBNR") claims, as reported in the Disability Insurance segment. The increased IBNR reserves were based on management's judgment that claims incurred but not yet reported would reflect increased levels of claims incidence and severity. This change in accounting estimate resulted in an increase to benefits to policyholders in the Consolidated Statement of Income of $38.4 million, and a decrease to net income of $25.0 million, or $0.34 per share.


     During 1995, UNUM increased reserves for unpaid claims related to the Association Group disability business by $15.0 million to reflect management's expectations of slower than expected claim recoveries. This change in accounting estimate, which was reflected in the Disability Insurance segment, decreased net income by $9.8 million, or $0.14 per share.


     During 1994, UNUM increased reserves for existing claims by $83.3 million and strengthened reserves for estimated future losses by $109.1 million. These increased reserves reflected management's expectations of morbidity trends for the existing non-cancellable individual disability business, reported in the Disability Insurance segment. This change in accounting estimate resulted in an increase to benefits to policyholders in the Consolidated Statement of Income of $192.4 million, and a decrease to net income of $125.1 million, or $1.69 per share.

Other Policyholder Funds

     Other policyholder funds are liabilities for investment-type contracts and represent customer deposits plus interest credited to those deposits at various rates.

Liabilities for Restructuring Activities

     Liabilities for restructuring activities are recorded when management, prior to the balance sheet date, commits to execute an exit plan that will result in the incurral of costs that have no future economic benefit, or approves a plan of termination and communicates sufficient detail of the plan to employees. Liabilities for restructuring activities are included in other liabilities in the Consolidated Balance Sheets.

Separate Accounts

     Certain assets from tax sheltered annuity ("TSA") contracts and UNUM's defined benefit plans are in separate accounts that are pooled investment funds of securities. Investment income and realized gains and losses on these accounts accrue directly to the contractholders. Assets, carried at market value, and liabilities of the separate accounts are shown separately in the Consolidated Balance Sheets. The assets of the separate accounts are legally segregated and are not subject to claims that arise out of any other business of UNUM.


     On October 1, 1996, UNUM America and First UNUM closed the sale of their respective TSA businesses to The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York ("Lincoln"), both subsidiaries of Lincoln National Corporation (see Note 5). For legal considerations, the separate account's TSA-related assets were not transferred on October 1, 1996. TSA-related assets will be transferred only upon receipt of a contractholder and/or participant's consent for assumption reinsurance. Beginning in 1997, the assets of UNUM's defined benefit plan are no longer held in the separate accounts (see Note 8).

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


     The assets of the PFA are to provide for the benefit, dividend and certain expense obligations of the participating individual life insurance policies and annuity contracts. This line of business participates in the experience of the PFA and its operations have been excluded from the Consolidated Statements of Income. The PFA represented approximately 2.3% and 2.5% of consolidated assets and 2.7% and 2.8% of consolidated liabilities at December 31, 1996, and 1995, respectively.

Income Taxes

     The provision for income taxes includes amounts currently payable and deferred income taxes, which result from differences between financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates and laws. Deferred U.S. income taxes have not been provided on accumulated earnings of UNUM's foreign subsidiaries. These earnings could generate additional U.S. tax if remitted to UNUM Corporation. A valuation allowance is established for deferred tax assets when it is more likely than not that an amount will not be realized.

Foreign Currency Translation

     Foreign subsidiaries' balance sheet and income statement accounts expressed in local functional currencies are translated into U.S. dollars using ending and quarterly average exchange rates, respectively. The resulting translation adjustments are reported in a separate component of stockholders' equity.

Earnings Per Share

     The weighted average number of shares outstanding used to calculate earnings per share was approximately 72,969,000, 72,677,000 and 74,158,000 in 1996, 1995 and 1994, respectively. The assumed exercise of outstanding stock options does not result in a material dilution of earnings per share.

Reinsurance

     UNUM, through its life insurance subsidiaries, is involved in both the cession and assumption of reinsurance with other companies. Risks are reinsured with other companies to reduce UNUM's exposure to large losses and permit recovery of a portion of direct losses. UNUM remains liable to the insured for the payment of policy benefits if the reinsurers cannot meet their obligations under the reinsurance agreements. Deferred policy acquisition costs, premiums, benefits and expenses are stated net of reinsurance ceded to other companies. UNUM evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize exposure to significant losses from reinsurer insolvencies.

Letters of Credit

     In the normal course of business, UNUM enters into letters of credit, primarily to satisfy capital requirements related to certain subsidiary transactions. UNUM had outstanding letters of credit of $56.7 million and $12.3 million at December 31, 1996, and 1995, respectively.

New Accounting Pronouncements

     In June 1996, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The statement provides guidance for recognition or derecognition of assets and

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued) liabilities, focusing on the concepts of control and extinguishment. UNUM is required to adopt FAS 125 effective January 1, 1997. The adoption of FAS 125 is not expected to have a material effect on UNUM's results of operations or financial position.


     In March 1997, the FASB issued FAS No. 128, "Earnings Per Share," which is intended to simplify the computation and presentation of earnings per share ("EPS"). FAS 128 supersedes Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share." FAS 128 will eliminate the concept of "primary" EPS and require dual presentation of "basic" and "diluted" EPS. Diluted EPS under FAS 128 is similar to "fully diluted" EPS as defined by APB 15. UNUM is required to adopt FAS 128 effective December 31, 1997. As stated in Note 1, under the caption "Earnings Per Share," the assumed exercise of UNUM's outstanding stock options does not result in a material dilution of earnings per share.


     In March 1997, the FASB issued FAS No. 129, "Disclosures of Information About Capital Structure," which clarifies disclosure requirements related to the type, and nature, of securities contained in an entity's capital structure. UNUM is required to adopt FAS 129 effective December 31, 1997.

NOTE 2. INVESTMENTS

     In November 1995, the FASB issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," which provided a one-time opportunity to reassess the appropriateness of the classifications of securities described in FAS 115, and to reclassify fixed maturities from the held to maturity category without calling into question the intent to hold other debt securities to maturity in the future. On December 31, 1995, UNUM reassessed its fixed maturity portfolio and as allowed under the implementation guidance, reclassified fixed maturities with an amortized cost of $6,082.8 million and a related unrealized gain of $393.0 million from the held to maturity category to available for sale. The unrealized gain on the total available for sale fixed maturity portfolio was $551.9 million at December 31, 1995. In connection with the reclassification of the held to maturity fixed maturities to available for sale, on December 31, 1995, UNUM adjusted its unpaid claims by $261.2 million to reflect the changes that would have been necessary if the unrealized gains and losses related to fixed maturities classified as available for sale had been realized. At December 31, 1996, the unrealized gain on available for sale fixed maturities was $286.0 million and the related unpaid claims adjustment was $168.7 million.


     The following tables summarize the components of investment income, net realized investment gains, and changes in unrealized investment gains on available for sale securities:

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. INVESTMENTS (Continued)

Investment Income

                                                              Year Ended December 31,
                                                         ----------------------------------
 (Dollars in millions)                                    1996        1995        1994
------------------------------------------------------   ---------   ---------   ----------
 Fixed maturities:
  Available for sale .................................     $642.2      $182.2      $ 87.9
  Held to maturity   .................................         --       488.0       548.1
 Equity securities available for sale  ...............         --         5.3        10.4
 Mortgage loans   ....................................      112.1       119.9       137.4
 Real estate   .......................................       20.0        15.2        15.8
 Policy loans  .......................................       10.2         8.6        10.2
 Other long-term investments  ........................        7.3         1.6         0.9
 Short-term investments ..............................       51.2        27.1         8.5
                                                           ------      ------      ------
  Gross investment income  ...........................      843.0       847.9       819.2
 Less investment expenses  ...........................      (16.3)      (17.0)      (23.9)
 Less investment income on participating individual
 life insurance policies and annuity contracts  ......      (24.5)      (24.6)      (25.1)
                                                           ------      ------      ------
  Investment income  .................................     $802.2      $806.3      $770.2
                                                           ======      ======      ======

Net Realized Investment Gains

                                                      Year Ended December 31,
                                                 ----------------------------------
 (Dollars in millions)                            1996        1995        1994
----------------------------------------------   ---------   ---------   ----------
 Gross realized investment gains:
 Fixed maturities:
  Available for sale  ........................     $ 22.0      $ 14.2      $ 10.2
  Held to maturity ...........................         --         0.1         0.2
 Equity securities available for sale   ......         --       253.3        93.1
 Mortgage loans, real estate and other  ......       18.2        19.4        13.5
                                                   ------      ------      ------
  Gross realized investment gains ............       40.2       287.0       117.0
                                                   ------      ------      ------
 Gross realized investment losses:
 Fixed maturities:
  Available for sale  ........................      (29.2)      (12.8)      (28.8)
  Held to maturity ...........................         --        (0.7)       (6.8)
 Equity securities available for sale   ......         --       (18.7)      (12.2)
 Mortgage loans, real estate and other  ......       (7.6)      (29.7)      (23.6)
                                                   ------      ------      ------
  Gross realized investment losses   .........      (36.8)      (61.9)      (71.4)
                                                   ------      ------      ------
   Net realized investment gains  ............     $  3.4      $225.1      $ 45.6
                                                   ======      ======      ======

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. INVESTMENTS (Continued)

Change in Unrealized Gains on Available For Sale Securities

                                                                     Year Ended December 31,
                                                           --------------------------------------------
 (Dollars in millions)                                       1996         1995             1994
--------------------------------------------------------   -----------   ----------   -----------------
 Fixed maturities available for sale  ..................     $ (265.9)     $ 612.7            $ (60.8)
 Equity securities available for sale ..................          3.4       (131.6)             (86.0)
 Unpaid claims adjustment ..............................         92.5       (261.2)                --
 Deferred taxes  .......................................         39.2        (56.4)              47.3
                                                             --------      -------            -------
 Total change in unrealized gains on available for sale
 securities, as included in stockholders' equity  ......     $ (130.8)     $ 163.5            $ (99.5)
                                                             ========      =======            =======

Fixed Maturities

     The amortized cost and fair values of fixed maturities available for sale at December 31, 1996, were as follows:

                                                         Gross           Gross
                                        Amortized      Unrealized      Unrealized       Fair
 (Dollars in millions)                     Cost           Gains           Losses        Value
------------------------------------   ------------   -------------   -------------   ----------
 U.S. Government  ..................     $  57.0          $ 3.6           $   --       $  60.6
 States and municipalities .........       550.2           14.9             (0.8)        564.3
 Foreign governments ...............       379.9           32.6             (0.7)        411.8
 Public utilities ..................     1,354.7           60.4             (4.2)      1,410.9
 Corporate bonds  ..................     4,299.7          197.5            (17.1)      4,480.1
 Redeemable preferred stocks  ......         3.6             --             (0.7)          2.9
 Mortgage-backed securities   ......        11.6            0.5               --          12.1
                                         --------         ------          ------       --------
  Total  ...........................     $6,656.7         $309.5          $(23.5)      $6,942.7
                                         ========         ======          ======       ========


     The amortized cost and fair values of fixed maturities available for sale at December 31, 1995, were as follows:

                                                         Gross           Gross
                                          Amortized      Unrealized      Unrealized      Fair
 (Dollars in millions)                   Cost           Gains           Losses          Value
------------------------------------   ------------   -------------   -------------   ----------
 U.S. Government  ..................     $ 402.6          $10.3           $  --        $ 412.9
 States and municipalities .........       670.5           23.7            (0.7)         693.5
 Foreign governments ...............       229.4           26.1            (0.5)         255.0
 Public utilities ..................     1,617.8          117.6            (0.6)       1,734.8
 Corporate bonds  ..................     5,617.9          377.3            (2.7)       5,992.5
 Redeemable preferred stocks  ......        27.8            1.5            (1.2)          28.1
 Mortgage-backed securities   ......        17.5            1.1              --           18.6
                                         --------         ------          -----        --------
  Total  ...........................     $8,583.5         $557.6          $(5.7)       $9,135.4
                                         ========         ======          =====        ========

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. INVESTMENTS (Continued)

     The amortized cost and fair value of fixed maturities available for sale at December 31, 1996, by contractual maturity date, are shown below. Expected maturities will differ from contractual maturities since certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                         Amortized      Fair
 (Dollars in millions)                                                  Cost           Value
-------------------------------------------------------------------   ------------   ----------
 Due in one year or less ..........................................     $ 279.4       $ 288.9
 Due after one year through five years  ...........................     2,181.8       2,292.6
 Due after five years through ten years ...........................     3,551.3       3,674.9
 Due after ten years  .............................................       632.6         674.2
                                                                        --------      --------
                                                                        6,645.1       6,930.6
  Mortgage-backed securities (primarily due after 10 years)  ......        11.6          12.1
                                                                        --------      --------
   Total  .........................................................     $6,656.7      $6,942.7
                                                                        ========      ========


     During 1995, UNUM sold fixed maturities of two issuers classified as held to maturity with an amortized cost of $4.0 million due to evidence of significant deterioration of the issuers' creditworthiness, as evidenced by bankruptcy filings. These sales resulted in a net realized loss of $1.2 million in 1995. During 1994, UNUM sold fixed maturities of five issuers classified as held to maturity with an amortized cost of $49.8 million due to evidence of significant deterioration of the issuers' creditworthiness. These sales resulted in a net realized loss of $3.0 million in 1994.

Equity Securities

     The fair values, which also represent carrying amounts, and the cost of equity securities available for sale were as follows at December 31, 1996:

                                                                 Fair
 (Dollars in millions)                               Cost       Value
-------------------------------------------------   --------   -------
 Common stocks:
  Industrial, miscellaneous and all other  ......    $23.8      $31.3
                                                    ======     ======


     Gross unrealized investment gains on equity securities available for sale totaled $7.5 million and $5.5 million, at December 31, 1996, and 1995, respectively. There were no gross unrealized investment losses at December 31, 1996, and gross unrealized investment losses totaled $1.4 million, at December 31, 1995.

Mortgages

     Effective January 1, 1995, UNUM adopted Financial Accounting Standard ("FAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and FAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," which defined the principles to measure and record an impaired loan. When it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of a loan agreement, the loan is deemed impaired. Once a loan is determined to be impaired, an allowance for probable losses is established for the difference between the carrying amount of the loan and its estimated value. The estimated value is based on either the present value of expected future cash flows discounted using the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral. The adoption of FAS 114 and FAS 118 did not have a material effect on UNUM's results of operations or financial position.


     At December 31, 1996, and 1995, impaired loans totaled $50.4 million and $50.1 million, respectively. Included in the $50.4 million were $38.9 million of loans which had a related allowance for probable losses of $5.7 million, and a loan of $11.5 million which had no related allowance for probable losses. Included in the $50.1 million of impaired loans at December 31, 1995, were $38.4 million of loans which had a related allowance for probable losses of $7.1 million, and a loan of $11.7 million which had no related allowance for probable losses.


     Mortgage loans that were restructured prior to the adoption of FAS 114 amounted to $54.8 million and $59.9 million at December 31, 1996, and 1995, respectively. Troubled debt restructurings represent loans that are

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. INVESTMENTS (Continued)
refinanced with terms more favorable to the borrower. Interest lost on restructured loans was not material for the years ended December 31, 1996, 1995 or 1994.

Real Estate and Other

     Effective January 1, 1996, UNUM adopted FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. FAS 121 applies to both real estate held for investment and real estate held for sale. The adoption of FAS 121 did not have a material effect on UNUM's results of operations or financial position.


     Real estate acquired in satisfaction of debt cumulatively amounts to $86.4 million at December 31, 1996. Real estate held for sale amounted to $9.4 million at December 31, 1996, and $35.5 million at December 31, 1995.


     Real estate with a depreciated cost of $7.7 million and no bonds or mortages were non-income producing for the twelve months ended December 31, 1996. Interest lost on these investments was not material in 1996, 1995 or 1994.



     UNUM was committed at December 31, 1996, to purchase fixed maturities and other invested assets in the amount of $104.3 million.

NOTE 3. ALLOWANCE FOR PROBABLE LOSSES ON INVESTED ASSETS AND REAL ESTATE HELD FOR SALE

Changes in the allowance for probable losses on invested assets and real estate held for sale were as follows:

                                        Balance at                                     Balance
                                        beginning                                      at end
 (Dollars in millions)                  of year         Additions      Deductions      of year
------------------------------------   -------------   ------------   -------------   ---------
 Year Ended December 31, 1996
  Mortgage loans  ..................       $39.2           $ 1.0          $ (2.5)       $37.7
  Real estate held for sale   ......        19.1            (0.4)           (3.9)        14.8
                                           ------          -----          ------        ------
   Total ...........................       $58.3           $ 0.6          $ (6.4)       $52.5
                                           ======          =====          ======        ======
 Year Ended December 31, 1995
  Mortgage loans  ..................       $43.2           $ 9.2          $(13.2)       $39.2
  Real estate held for sale   ......        13.2             6.3            (0.4)        19.1
                                           ------          -----          ------        ------
   Total ...........................       $56.4           $15.5          $(13.6)       $58.3
                                           ======          =====          ======        ======
 Year Ended December 31, 1994
  Fixed maturities held to maturity
  and available for sale   .........       $ 0.3           $  --          $ (0.3)       $  --
  Mortgage loans  ..................        48.6             8.5           (13.9)        43.2
  Real estate held for sale   ......        20.9             0.8            (8.5)        13.2
                                           ------          -----          ------        ------
   Total ...........................       $69.8           $ 9.3          $(22.7)       $56.4
                                           ======          =====          ======        ======

     Additions represent charges to net realized investment gains less recoveries, and deductions represent reserves released upon disposal or restructuring of the related asset.

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. DERIVATIVE FINANCIAL INSTRUMENTS

     UNUM periodically uses common derivative financial instruments such as options, futures and forward exchange contracts to hedge certain risks associated with anticipated purchases and sales of investments and certain payments denominated in foreign currencies, primarily British pound sterling, Canadian dollar and Japanese yen. These derivative financial instruments are used to protect UNUM from the effect of market fluctuations in interest and exchange rates between the contract date and the date on which the hedged transaction occurs. In using these instruments, UNUM is subject to the off-balance-sheet risk that the counterparties of the transactions will fail to perform as contracted. UNUM manages this risk by only entering into contracts with highly rated institutions and listed exchanges. UNUM does not hold derivative financial instruments for the purpose of trading.


     At December 31, 1996, UNUM had open interest rate futures contracts with notional amounts of $178.2 million to hedge anticipated sales of investments in 1997. These contracts had a related net unrealized gain of $1.6 million. At December 31, 1995, UNUM had no open derivative financial instruments.

NOTE 5. SALE OF TAX SHELTERED ANNUITY BUSINESS

     On October 1, 1996, UNUM Life Insurance Company of America ("UNUM America") and First UNUM Life Insurance Company ("First UNUM") closed the sale of their respective group tax-sheltered annuity ("TSA") businesses to The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York ("Lincoln"), both subsidiaries of Lincoln National Corporation. The sale involved approximately 1,700 group contractholders and assets under management of approximately $3.3 billion. The contracts have initially been reinsured on an indemnity basis. Upon consent of the TSA contractholders and/or participants, the contracts will be considered reinsured on an assumption basis, legally releasing UNUM America and First UNUM from future contractual obligation to the respective contractholders and/or participants.


     To effect the sale of the TSA business, UNUM transferred into a trust account held for the benefit of Lincoln approximately $2,690 million of assets. The assets transferred consisted of approximately $1,826 million of short-term investments, $589 million of fixed maturities, and $275 million of cash. The amount of assets in the trust will increase or decrease in conjunction with the on-going activity in participant accounts, and assets will be released from the trust to Lincoln upon consents for assumption reinsurance. UNUM has recorded a deposit asset in its Consolidated Balance Sheet representing the assets remaining in the trust, which supports the TSA contracts of those contractholders and/or participants that have not given consent for assumption reinsurance. At December 31, 1996, the deposit asset related to the TSA transaction was approximately $2,651 million.


     The sale resulted in a deferred pretax gain of $80.8 million, which will be recognized in income in proportion to contractholder and/or participant consents for assumption reinsurance, the majority of which management believes will occur during 1997. The purchase price (ceding commission) paid upon closing was approximately $71 million, and the transaction generated statutory capital of approximately $160 million. As of March 1, 1997, consent for assumption reinsurance has been provided by TSA contractholders and/or participants owning approximately 60% of assets under management.


     Historical results of the TSA business included in UNUM's Consolidated Statements of Income were as follows:

                                                             Year Ended December 31,
                                                         --------------------------------
 (Dollars in millions, except per common share data)      1996        1995       1994
------------------------------------------------------   ---------   ---------   --------
 Revenues   ..........................................    $206.7      $247.6      $238.1
 Net income ..........................................    $ 12.8      $ 31.1      $ 29.9
 Net income per common share  ........................    $ 0.18      $ 0.43      $ 0.40

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. REINSURANCE

     UNUM, through its life insurance subsidiaries, is involved in both the cession and assumption of reinsurance with other companies.


     On October 23, 1996, UNUM announced the execution of a definitive reinsurance agreement between UNUM America and Centre Life Reinsurance Limited ("Centre Re"), a Bermuda based reinsurance specialist, for reinsurance coverage of the active life reserves of UNUM America's existing United States non-cancellable individual disability ("ID") block of business. This agreement does not reinsure any claims incurred prior to January 1, 1996. The agreement follows UNUM's announcement in late 1994 that it would no longer market the non-cancellable form of ID coverage in the United States.


     The agreement is a finite reinsurance arrangement that transfers liabilities to Centre Re based on the level of statutory reserves. At December 31, 1996, active life reserves of $427 million and reserves established for claims in 1996 of $137 million were ceded to Centre Re. Under the agreement, Centre Re has an obligation to fund a defined risk layer, while UNUM will retain the earnings risk related to potential adverse claims experience up to a certain threshold. This threshold amount represents the existence of an experience layer with a value of $195 million at December 31, 1996. UNUM has recorded the value of the experience layer on its Consolidated Balance Sheet as a deposit asset. UNUM funded its obligation under the agreement by transferring assets totaling approximately $403 million into a trust account in late December 1996. The assets transferred were equal to the experience layer plus reserves, determined under generally accepted accounting principles, net of related deferred acquisition costs. Future net cash flows of the block will be transferred to/from the trust account and, together with changes in reserve levels, will determine the value of UNUM's deposit asset. Changes in the deposit asset will flow through UNUM's results of operations. The agreement generated slightly more than $200 million of statutory capital.


     In fourth quarter 1996, UNUM recognized a pretax charge of $49.7 million, which represents the present value of the anticipated minimum amount of fees to be paid to Centre Re under the agreement. UNUM has the right, but no obligation, to recapture the business after five years, with certain penalties.


     The effect of reinsurance on premiums earned and written for the years ended December 31, 1996, 1995 and 1994 was as follows:

                                     Year Ended December 31,
                              --------------------------------------
 (Dollars in millions)          1996          1995         1994
---------------------------   -----------   -----------   ----------
 Premiums earned:
  Direct ..................     $2,973.9      $2,842.9    $2,663.1
  Assumed   ...............        252.9         241.5       170.7
  Ceded  ..................       (106.4)        (66.2)     (112.5)
                                --------      --------    --------
   Premiums earned   ......     $3,120.4      $3,018.2    $2,721.3
                                ========      ========    ========
 Premiums written:
  Direct ..................     $3,008.1      $2,877.2    $2,702.7
  Assumed   ...............        289.3         250.4       170.9
  Ceded  ..................       (131.0)        (64.4)     (112.6)
                                --------      --------    --------
   Premiums written  ......     $3,166.4      $3,063.2    $2,761.0
                                ========      ========    ========


     For the years ended December 31, 1996, 1995 and 1994, recoveries recognized under reinsurance agreements reduced benefits to policyholders by $90.8 million, $58.9 million and $53.3 million, respectively.

NOTE 7. BUSINESS RESTRUCTURING AND OTHER CHARGES

Business Restructuring

     Charges of $7.2 million, $8.4 million and $14.4 million were recorded in 1996, 1995 and 1994, respectively. The charge in 1996 was related to the merger of Commercial Life Insurance Company ("Commercial Life") into

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. BUSINESS RESTRUCTURING AND OTHER CHARGES (Continued)
UNUM America, and consisted of $2.8 million of severance costs for 120 employees and $4.4 million of lease exit costs. The charges in 1995 and 1994 relate to the acceleration of organizational changes within UNUM America and the decision to discontinue the individual disability non-cancellable product. Partially offsetting the charge recorded in 1995 was a $3.4 million curtailment gain, related to workforce reductions in UNUM Corporation's noncontributory defined benefit pension plan. As of December 31, 1996, the liability carried in the Consolidated Balance Sheet for all three charges was $5.3 million.

Intangible Asset Write-offs and Future Loss Reserves

     In connection with the merger of Commercial Life into UNUM America, the sale of the tax-sheltered annuity business (see Note 5), as well as UNUM's continued efforts to strengthen its focus on its core products, the company initiated a review of certain products, which resulted in the recognition of pretax charges totaling $39.4 million during 1996. These charges reduced income before income taxes by $13.1 million in the Disability Insurance segment, $11.3 million in the Special Risk Insurance segment, and $15.0 million in the Retirement Products segment. On an after-tax basis the charges reduced net income by $26.3 million, or $0.36 per share for 1996.


     The charges include the write-off of certain intangible assets, primarily deferred acquisition costs, totaling $17.0 million. These intangible assets have been deemed unrecoverable primarily due to the expectation of continued losses in the Association Group disability business. Additionally, in conjunction with the completion of a review of UNUM's discontinued product portfolio, a $22.4 million charge was taken to establish a reserve for the present value of expected future losses on certain discontinued products. Future losses for these products will be charged to the reserve at the time the losses are realized. The products incorporated in the charge consist of certain discontinued special risk, retirement and medical products. UNUM is pursuing the sale of some of these discontinued product lines.

NOTE 8. EMPLOYEE BENEFIT PLANS

Pension Plans

     At December 31, 1996, UNUM had a noncontributory defined benefit pension plan covering substantially all domestic employees, excluding employees of Colonial Companies, Inc. ("Colonial Companies") and Duncanson & Holt, Inc. ("D&H"), who were covered under separate plans through 1996. The plan provided benefits based on the employee's years of service and compensation during the highest five consecutive years out of the last ten years of employment. Plan assets, which were held in UNUM's separate accounts, consisted primarily of group annuity contracts and 224,392 shares of UNUM Corporation common stock. UNUM funds its pension plan in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended.


     Effective January 1, 1997, UNUM replaced its existing pension plans with a new noncontributory defined benefit pension plan ("Lifecycle Plan") covering substantially all domestic employees, including employees of Colonial Companies and D&H. Under the Lifecycle Plan, a new benefit formula is used, resulting in benefits being earned more consistently over an employee's career, and is based on the employee's age at retirement, years of service, and earnings during the highest five of the last ten years of employment. Beginning in 1997, plan assets were transferred from UNUM's separate accounts into a trust for the exclusive benefit of plan participants.


     The calculation of the December 31, 1996, benefit obligations shown below is based on the Lifecycle Plan, reflecting the impacts of adding Colonial Companies and D&H employees to the plan, merging Colonial Companies' previous defined benefit plan, and changes in certain actuarial assumptions related to the new benefit formula.

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. EMPLOYEE BENEFIT PLANS (Continued)

     Net pension cost included the following components:

                                                               Year Ended December 31,
                                                         -----------------------------------
 (Dollars in millions)                                    1996        1995         1994
------------------------------------------------------   ---------   ----------   ----------
 Service cost--benefits earned during the year  ......     $ 13.5      $  7.7       $  9.2
 Interest cost on projected benefit obligation  ......       15.1        12.3         11.6
 Actual return on plan assets ........................      (57.1)      (42.5)         3.3
 Net amortization and deferral   .....................       36.9        28.2        (16.5)
 Curtailment gain ....................................         --        (3.4)          --
                                                           ------      ------       ------
  Net pension cost   .................................     $  8.4      $  2.3       $  7.6
                                                           ======      ======       ======


     The funded status of the plan and amounts recognized in UNUM's Consolidated Balance Sheets, as determined by the plan's actuaries, were as follows:

                                                                           December 31,
                                                                     ------------------------
 (Dollars in millions)                                                1996          1995
------------------------------------------------------------------   ----------   -----------
 Actuarial present value of benefit obligation:
  Vested benefit obligation   ....................................     $ 166.9      $ 174.4
                                                                       =======      =======
  Accumulated benefit obligation .................................     $ 189.3      $ 178.7
                                                                       =======      =======
 Projected benefit obligation for service rendered to date  ......     $(203.2)     $(183.9)
 Plan assets at fair value .......................................       267.7        192.7
                                                                       -------      -------
 Projected benefit obligation less than plan assets   ............        64.5          8.8
 Unrecognized net gain  ..........................................       (54.7)        (0.7)
 Unrecognized prior service cost .................................       (28.4)       (17.0)
 Unamortized net obligation   ....................................         1.8          2.1
                                                                       -------      -------
  Accrued pension cost  ..........................................     $ (16.8)     $  (6.8)
                                                                       =======      =======


     The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.50% and 5.00%, respectively, at December 31, 1996, and 7.25% and 4.70%, respectively, at December 31, 1995. The expected long-term rate of return on plan assets was 9.0% in 1996, 1995 and 1994. Prior year service costs are being amortized on a straight-line basis over expected employment periods for active employees.


     UNUM also administers certain supplemental retirement plans for eligible employees and officers and certain other pension plans. The cost of these plans was not significant for the years ended December 31, 1996, 1995 and 1994.

Postretirement Health Care and Life Insurance Benefits

     UNUM provides certain health care and life insurance benefits for retired employees and covered dependents. Substantially all domestic employees of UNUM may become eligible for these benefits if they meet minimum age and service requirements, if they are eligible for retirement benefits and if they agree to contribute a portion of the cost. UNUM has the right to modify or terminate these benefits. The underlying plans are not currently funded. The cost of these plans was $10.3 million, $10.0 million and $8.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, and 1995 the liability associated with these plans was $80.9 million and $72.4 million, respectively.

Retirement Savings Plans

     UNUM has several retirement savings and profit sharing plans for substantially all full-time and part-time employees who work 1,000 hours a year and have been employed for at least one year. Dependent upon which

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. EMPLOYEE BENEFIT PLANS (Continued) plan the employee participates in, eligible employees may contribute primarily up to 10% of their annual base salary, and UNUM matches a portion of each employee's contribution up to 6% of the employee's compensation. Employees may become 100% vested immediately upon becoming eligible to participate, or incrementally over a five year period. Expense for these plans amounted to $8.4 million in 1996, 1995 and 1994, respectively.


     Effective January 1, 1997, UNUM introduced a single retirement savings plan for all domestic employees who meet the eligibility requirement of one year of service, including all employees eligible under the former plans. Dependent upon the employee's annual earnings, eligible employees may contribute up to 15% of their annual compensation, including incentive payouts. UNUM will match 100% of the employee's contribution up to 3% of the employee's compensation, plus 50% of the employee's contribution on the next 2% of the employee's compensation, to a maximum of 4%. Employees become 100% vested immediately upon becoming eligible to participate.

NOTE 9. STOCK-BASED COMPENSATION PLANS AND INCENTIVE PLANS

Stock-Based Compensation Plans

     Effective January 1, 1996, UNUM adopted FAS No. 123, "Accounting for Stock-Based Compensation." FAS 123 established financial accounting and reporting standards for stock-based employee compensation plans. The statement defines a new method of accounting for employee stock compensation plans using a fair value based method, under which compensation cost is measured and recognized in results of operations. Alternatively, FAS 123 allows an entity to retain the accounting for employee stock compensation plans defined under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." UNUM retained the accounting defined in APB No. 25, under which no compensation expense is recognized for fixed stock option grants. As required, UNUM will disclose the pro forma effects of stock-based compensation using the fair value based method defined under FAS 123.


     At December 31, 1996, UNUM had four stock-based compensation plans, which are described below. Had compensation cost for options issued under UNUM's four stock-based compensation plans been determined based on the fair value at the grant dates consistent with the methods defined under FAS 123, UNUM's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

 (Dollars in millions, except per common share data)       1996        1995
------------------------------------------------------   ---------   --------
 Net income:
 As reported   .......................................    $238.0      $281.1
 Pro forma  ..........................................    $231.9      $277.2
 Earnings per common share:
 As reported   .......................................    $ 3.26      $ 3.87
 Pro forma  ..........................................    $ 3.18      $ 3.81


     The fair value of each option granted is estimated on the date of grant using a modified Black-Scholes option-pricing model with the following assumptions:

                                                 1996                1995
                                           -----------------   ----------------
 Dividend yield ........................        1.5%                1.9%
 Expected stock price volatility  ......    23.1% to 24.8%      24.8% to 25.9%
 Risk-free interest rate ...............    5.2% to 6.5%        5.4% to 7.9%
 Expected option lives   ...............    4 to 8 years        4 to 8 years

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. STOCK-BASED COMPENSATION PLANS AND INCENTIVE PLANS (Continued)

     Because some options vest over several years and additional awards generally are made each year, the pro forma amounts above may not be representative of the effects on net income for future years.


     The 1987 Executive Stock Option Plan ("Option Plan") provided for granting to officers and key employees options to purchase UNUM Corporation common stock over ten years. Options were granted at the discretion of the Compensation Committee of the Board of Directors ("the Committee") and had vesting schedules of one to four years. The number of shares subject to options under the Option Plan could not exceed 2.5 million. Grants are no longer made under this plan.


     The 1990 Long-Term Stock Incentive Plan ("Incentive Plan") provides for granting of options to officers, non-employee directors of UNUM Corporation and key employees, to purchase UNUM Corporation common stock over ten years. Options may be granted annually at the discretion of the Committee and vest in one to five years.


     The Incentive Plan also provides for granting to key officers restricted stock awards whose vesting is contingent upon UNUM's achieving prescribed financial performance objectives, with the exception of 5,800 shares granted in 1996, 20,200 shares granted in 1995 and 10,000 shares granted in 1994, which will vest upon the grantee remaining in UNUM's employ for a specified period of time. Plan participants are entitled to voting rights on their respective shares at grant. The compensation cost related to restricted stock grants was not material in 1996, 1995 and 1994.


     The market value of the restricted shares issued under the Incentive Plan has been recorded as deferred compensation and is included as a reduction of stockholders' equity in the Consolidated Balance Sheets.


     The number of shares subject to issuance under the Incentive Plan cannot exceed 6.8 million, including both options and shares of restricted stock. At December 31, 1996, 1995 and 1994, 692,518 shares, 1,680,235 shares and 2,511,145 shares, respectively, were available for grant under the Incentive Plan.


     The 1996 Long-Term Stock Incentive Plan ("1996 Incentive Plan") provides for granting of options to officers, non-employee directors of UNUM Corporation, and key employees, to purchase UNUM Corporation common stock over ten years. The 1996 Incentive Plan also provides for granting to key officers restricted stock awards whose vesting is contingent upon achieving prescribed financial performance objectives or upon the grantee remaining in UNUM's employ for a specified period of time. Options and restricted stock may be granted annually at the discretion of the Committee. The number of shares subject to issuance cannot exceed 3.5 million. At December 31, 1996, 3,495,000 shares were available for grant under the 1996 Incentive Plan.


     The 1998 Goals Stock Option Plan ("1998 Option Plan") provides for granting to all eligible employees up to 150 options to purchase UNUM Corporation common stock. The options will vest to the employee nine years from the date of grant. Vesting may be accelerated to an earlier date if it is determined that UNUM has attained the 1998 Goals. Grants of 102,500 shares and 1,105,350 shares were made in 1996 and 1995, respectively. Additional grants will be made in 1997. The number of shares subject to options under this plan cannot exceed 1.5 million.


     For all of UNUM's stock based compensation plans, the exercise price of each option is not less than 100% of the fair market value of UNUM's stock on the date of grant.

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. STOCK-BASED COMPENSATION PLANS AND INCENTIVE PLANS (Continued)

     A summary of the status of UNUM's four stock-based compensation plans as of December 31, 1996, 1995 and 1994, and changes during the years then ended is presented below:

                                                                           Restricted
 (Per share amounts are weighted-average)                     Options        Stock
--------------------------------------------------------   ------------   ------------
 Outstanding at January 1, 1994 ........................      3,402,954      146,425
 1994 Activity:
 Granted at $50.92 per share ...........................        884,375           --
 Granted for restricted stock at $50.05 per share ......             --       46,850
 Lapse of restrictions on restricted stock  ............             --      (80,800)
 Exercised at $24.99 per share  ........................       (282,729)          --
 Forfeited at $46.08 per share for options  ............       (151,578)      (2,525)
                                                             ----------     --------
 Outstanding at December 31, 1994  .....................      3,853,022      109,950
                                                             ----------     --------
 1995 Activity
 Granted at $41.06 per share ...........................      2,200,000           --
 Granted for restricted stock at $42.99 per share ......             --       70,950
 Lapse of restrictions on restricted stock  ............             --      (33,100)
 Exercised at $25.75 per share  ........................       (541,188)          --
 Forfeited at $46.85 per share for options  ............       (314,200)      (5,600)
                                                             ----------     --------
 Outstanding at December 31, 1995  .....................      5,197,634      142,200
                                                             ----------     --------
 1996 Activity
 Granted at $60.75 per share ...........................      1,080,690           --
 Granted for restricted stock at $59.36 per share ......             --       93,300
 Exercised at $37.72 per share  ........................       (637,261)          --
 Forfeited at $46.78 per share for options  ............       (271,741)     (32,600)
                                                             ----------     --------
 Outstanding at December 31, 1996  .....................      5,369,322      202,900
                                                             ==========     ========


     The weighted-average exercise price of options outstanding at December 31, 1996, 1995 and 1994, was $45.85, $41.81 and $40.32 per share, respectively.


     The number and weighted-average exercise price of exercisable shares as of December 31, 1996, 1995 and 1994 was 2,381,592 shares at $41.45 per share,
2,108,060 shares at $39.13 per share, and 1,975,219 shares at $32.54 per share, respectively.


     The weighted-average fair value of options granted during the years ended December 31, 1996, and 1995 was $13.83 and $10.20, respectively.

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. STOCK-BASED COMPENSATION PLANS AND INCENTIVE PLANS (Continued)

     The following table summarizes information about stock options outstanding at December 31, 1996:


                                Options Outstanding                                         Options Exercisable
--------------------------------------------------------------------------- ----------------------------------------------
Range of         Number          Weighted-Average                             Number
Exercise       Outstanding          Remaining         Weighted-Average      Exercisable      Weighted-Average
 Prices        at 12/31/96       Contractual Life      Exercise Price       at 12/31/96      Exercise Price
------------   --------------   -------------------   -------------------   --------------   ------------------
 $10 to 30         487,086            3.49                  $23.38              487,086            $23.38
  31 to 48       2,414,512            7.35                   39.43              970,009             38.78
  49 to 72       2,467,724            7.81                   56.57              924,497             53.76
 ----------      ----------          ------                 -------           ----------           -------
 $10 to 72       5,369,322            7.21                  $45.85            2,381,592            $41.45
                 ==========                                                   ==========



     Between 1991 and 1994, certain officers were granted limited stock appreciation rights ("LSARs") in conjunction with their options for those years. If a change in control of UNUM Corporation, as defined in the plans, should occur, the option holder can exercise the LSAR. An LSAR is meant to compensate an officer if the associated options lose value due to a change in control by allowing the officer to receive payment for the difference between the option exercise price and the highest price paid per share in connection with the change in control. As an underlying stock option is exercised, the LSARs are automatically canceled. At December 31, 1996, 1995 and 1994, there were 398,300 LSARs, 480,825 LSARs and 590,275 LSARs outstanding, respectively.

Annual Incentive Plans

     UNUM has several annual incentive plans for certain employees and executive officers that provide additional compensation based on achievement of predetermined annual corporate and affiliate financial and non-financial goals. In 1996, 1995 and 1994, expense for these plans was $41.7 million, $19.9 million and $7.5 million, respectively.

NOTE 10. INCOME TAXES

     A reconciliation of income taxes computed by applying the federal income tax rate to income before income taxes and the consolidated income tax expense charged to operations follows:

                                                          Year Ended December 31,
                                                -------------------------------------------
 (Dollars in millions)                           1996             1995            1994
---------------------------------------------   ----------   -----------------   ----------
 Tax at federal statutory rate of 35%  ......     $119.6          $ 133.7          $ 69.5
 Tax-exempt income   ........................      (18.8)           (30.0)          (32.0)
 Prior years' taxes  ........................       (1.2)            (6.6)             --
 State income tax ...........................        2.5              3.8             2.2
 Realized investment gains ..................         --             (5.0)           (1.3)
 Other   ....................................        1.5              4.9             5.5
                                                  ------          ----             ------
 Income taxes  ..............................     $103.6          $ 100.8          $ 43.9
                                                  ======          ====             ======

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. INCOME TAXES (Continued)

     Deferred income tax liabilities and assets consist of the following:

                                                             December 31,
                                                         --------------------
 (Dollars in millions)                                    1996       1995
------------------------------------------------------   ---------   --------
 Deferred tax liabilities:
  Deferred policy acquisition costs ..................    $210.7      $321.6
  Policy reserve adjustments  ........................     106.5          --
  Net unrealized gains  ..............................     101.7       174.0
  Value of business acquired  ........................      19.8        17.7
  Invested assets ....................................       9.6        10.9
  Other  .............................................      11.0        16.0
                                                          -------     -------
   Gross deferred tax liabilities   ..................     459.3       540.2
                                                          -------     -------
 Deferred tax assets:
  Alternative minimum tax credit carryforwards  ......       1.1        29.0
  Policy reserve adjustments  ........................        --        65.9
  Net realized losses   ..............................      17.4        25.1
  Postretirement benefits  ...........................      26.7        22.1
  Deferred gains  ....................................      28.5          --
  Accrued liabilities   ..............................      27.0          --
  Other  .............................................      26.8        12.1
                                                          -------     -------
   Gross deferred tax assets  ........................     127.5       154.2
 Less valuation allowance  ...........................      10.0         6.0
                                                          -------     -------
   Net deferred tax assets ...........................     117.5       148.2
                                                          -------     -------
 Net deferred tax liability   ........................    $341.8      $392.0
                                                          =======     =======


     Deferred income taxes relating to cumulative net unrealized gains on available for sale fixed maturity and equity securities were $101.7 million, $174.0 million and $27.1 million at December 31, 1996, 1995 and 1994, respectively.


     Prior to the Tax Reform Act of 1984 ("1984 Act"), half the excess of the tax basis gain from operations of a life insurance company over its taxable investment income was currently taxable. The other half was set aside in a Policyholders Surplus Account, together with certain special life insurance company deductions. The cumulative amount in the Policyholders Surplus Account as of December 31, 1983, was frozen by the 1984 Act and amounted to $31.8 million at December 31, 1996. Any direct or indirect distributions from this account would be taxed at current tax rates; however, no provision has been made for related taxes. If the amount set aside in this account were taxed at the current rate at December 31, 1996, for all life insurance subsidiaries, the tax would have amounted to $11.1 million.


     UNUM's Consolidated Statements of Income for 1996, 1995 and 1994, included the following amounts of foreign income and related income tax expense:

                                    Year Ended December 31,
                                 ------------------------------
 (Dollars in millions)             1996        1995       1994
------------------------------   --------   ---------   -------
 Foreign income   ............    $27.4       $ (1.2)    $24.2
                                  ======      ======     ======
 Income tax expense (credit):
  Current   ..................    $10.4       $  1.4     $ 0.7
  Deferred  ..................      1.8         (0.2)      9.7
                                  ------      ------     ------
   Total .....................    $12.2       $  1.2     $10.4
                                  ======      ======     ======

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. INCOME TAXES (Continued)

     UNUM subsidiaries had operating loss carryforwards totaling $3.6 million as of December 31, 1996. The operating loss carryforward will expire, if not utilized, in 1999 through 2002.

NOTE 11. NOTES PAYABLE

     Notes payable consisted of the following at December 31, 1996, and 1995:

                                                                      December 31,
                                                                  --------------------
 (Dollars in millions)                                             1996       1995
---------------------------------------------------------------   ---------   --------
 Short-term debt:
  Commercial paper, with weighted average interest rates of
  5.5% in 1996 and 5.9% in 1995  ..............................     $60.6      $82.4
  Other notes payable, with weighted average interest rates of
  0.7% in 1996 and 1.0% in 1995  ..............................       8.6       29.1
  Medium-term notes payable, due 1997, with interest rates
  ranging from 6.0% to 6.7%   .................................      48.5       15.0
                                                                    ------     ------
    Total short-term debt  ....................................     117.7      126.5
                                                                    ------     ------
 Long-term debt:
  Medium-term notes payable, due 1998 to 2024, with interest
  rates ranging from 5.1% to 7.5%   ...........................     242.1      290.4
  Monthly income debt securities, due 2025, with interest rate of 8.8%, $172.5 million issued net of unamortized offering
 costs of $5.4 million in 1996 and $5.6 million in 1995  ......     167.1      166.9
                                                                    ------     ------
    Total long-term debt   ....................................     409.2      457.3
                                                                    ------     ------
    Total notes payable .......................................     $526.9     $583.8
                                                                    ======     ======


     At December 31, 1996, UNUM Corporation had a $500 million committed revolving credit facility that expires on October 1, 2001. UNUM's commercial paper program is supported by the revolving credit facility and is available for general liquidity needs, capital expansion, acquisitions or stock repurchase. The committed revolving credit facility contains certain covenants which, among other provisions, require maintenance of certain levels of stockholders' equity and limits on debt levels.


     Aggregate maturities of notes payable are as follows: 1997-$117.7 million; 1998-$68.0 million; 1999-$21.5 million; 2000-$60.0 million; thereafter-$259.7 million.

NOTE 12. CAPITAL STOCK AND PREFERRED STOCK PURCHASE RIGHTS

     Effective October 23, 1996, UNUM's Board of Directors approved an expansion of the Company's stock repurchase program to 6.0 million shares by authorizing an additional 3.7 million shares. At December 31, 1996, approximately 4.5 million shares of common stock remained authorized for stock repurchase. During 1996, UNUM acquired approximately 1.9 million shares of its common stock in the open market at an aggregate cost of $119.1 million. UNUM did not acquire any shares in the open market in 1995. During 1994, UNUM repurchased 3.9 million shares in the open market at an aggregate cost of $183.3 million.


     Under UNUM's stock-based compensation plans and the plans of Colonial Companies (see Note 9), 730,561 shares, 612,138 shares and 329,579 shares were issued in 1996, 1995 and 1994, respectively.


     UNUM adopted a Shareholder Rights Plan on March 13, 1992. Under the Plan, each Right, under certain specific circumstances, entitles the holder to purchase one one-hundredth of a share of Series A Junior Participating

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. CAPITAL STOCK AND PREFERRED STOCK PURCHASE RIGHTS (Continued) Preferred Stock at a purchase price of $150. The Rights become exercisable at a specified time after (1) a person or group acquires 10% or more of UNUM Corporation common stock or (2) a tender or exchange offer for 10% or more of UNUM Corporation common stock. The Rights expire at the close of business on March 13, 2002, unless earlier redeemed by the Company under certain circumstances at a price of $0.01 per Right.

NOTE 13. DIVIDEND RESTRICTIONS

     UNUM is subject to various state insurance regulatory restrictions that limit the maximum amount of dividends available from its United States domiciled insurance subsidiaries without prior approval. The amount available under current law for payment of dividends during 1997 to UNUM Corporation from all U.S. domiciled insurance subsidiaries without state insurance regulatory approval is approximately $153 million. Dividends in excess of this amount may only be paid with state insurance regulatory approval. The aggregate statutory capital and surplus of the United States domiciled insurance subsidiaries of UNUM Corporation was approximately $1,205 million and $1,149 million, at December 31, 1996, and 1995, respectively. The aggregate statutory net operating income, which excludes realized investment gains net of tax, of UNUM Corporation's United States domiciled insurance subsidiaries was approximately $167 million, $143 million and $33 million for 1996, 1995 and 1994, respectively. State insurance regulatory authorities prescribe statutory accounting practices that differ in certain respects from generally accepted accounting principles. The significant differences relate to deferred acquisition costs, deferred income taxes, non-admitted asset balances, required investment risk reserves and reserve calculation assumptions.


     UNUM Corporation also has the ability to draw a dividend from its United Kingdom based affiliate, UNUM Limited, subject to certain U.S. tax consequences.


NOTE 14. LITIGATION

     In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at December 31, 1996. In some instances, these proceedings include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position or the consolidated operating results of UNUM.


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

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

     The following table summarizes the carrying amounts and fair values of UNUM's financial instruments at December 31, 1996, and 1995:

                                                      1996                        1995
                                            --------------------------- ------------------------
                                            Carrying        Fair        Carrying       Fair
 (Dollars in millions)                       Amount        Value         Amount        Value
-----------------------------------------   -----------   -----------   -----------   ----------
 Financial assets:
  Fixed maturities available for sale ...    $6,942.7      $6,942.7      $9,135.4     $9,135.4
  Equity securities available for sale ..        31.3          31.3          25.2         25.2
  Mortgage loans ........................     1,132.1       1,213.4       1,163.4      1,274.9
  Policy loans   ........................       232.9         232.9         219.2        219.2
  Short-term investments  ...............       123.4         123.4         896.7        896.7
  Cash  .................................        77.0          77.0          42.5         42.5
  Accrued investment income  ............       166.1         166.1         208.5        208.5
  Deposit assets    .....................     2,846.6       2,846.6            --           --
 Financial liabilities:
  Other policyholder funds:
   Investment-type insurance
   contracts:
     With defined maturities ............    $  191.0      $  216.0      $  400.0     $  440.0
     With no defined maturities .........     2,901.0       2,839.0       3,031.0      2,967.0
   Individual annuities and
    supplementary contracts not
    involving life contingencies ........        76.2          76.2          81.4         81.4
  Notes payable  ........................       526.9         542.5         583.8        610.8


     The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

 Fixed Maturities Available for Sale: Fair values for fixed maturities are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using values obtained from independent pricing services or, in the case of private placements, are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality and maturity of the investments.

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

 Policy Loans, Short-term Investments, Cash, Accrued Investment Income and Deposit Assets: Fair values for these instruments approximate the carrying amounts reported in the Consolidated Balance Sheets.

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

NOTE 16. SEGMENT INFORMATION

     UNUM's markets for its insurance products are the United States, its principal market, Canada, the United Kingdom and the Pacific Rim. Through its affiliates, UNUM is the leading provider of group long term disability insurance, its principal product, in the United States and the United Kingdom. Products are marketed through sales personnel, independent contractors and brokers, and specialty agents. UNUM targets sales of its disability products to executive, administrative and management personnel, and other professionals such as doctors, attorneys, accountants and engineers.


     To more clearly reflect UNUM's management of its businesses and to more appropriately group its product portfolios, UNUM began reporting its operations, effective January 1, 1995, principally in four business segments: Disability Insurance, Special Risk Insurance, Colonial Products and Retirement Products. For comparative purposes, 1994 information was previously restated to reflect reporting in these segments.


     The Disability Insurance segment includes disability products offered in North America, the United Kingdom and Japan including: group long term disability, group short term disability, individual disability, Association Group disability, disability reinsurance operations and long term care insurance. The Special Risk Insurance segment includes group life, special risk accident insurance, non-disability reinsurance operations, reinsurance underwriting management operations and other special risk insurance products. The Colonial Products segment includes Colonial Companies, Inc. and subsidiaries, which offer payroll-deducted, voluntary employee benefits including accident and sickness, cancer and life insurance products to employees at their worksites. The Retirement Products segment includes tax sheltered annuities, guaranteed investment contracts, deposit administration accounts, 401(k) plans, individual life and group medical products, all of which are no longer actively marketed by UNUM. Corporate includes transactions that are generally non-insurance related.


     Investment income and net realized investment gains are allocated to the segments based on designation of ownership of assets identified to the products in each segment. Operating expenses are allocated to the segments based on direct association with a product whenever possible. If the expense cannot be readily associated with a particular product, the costs are allocated based on ratios of the relative time spent, extent of usage or varying volume of work performed for each segment.

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. SEGMENT INFORMATION (Continued)

     Summarized financial information for the four business segments and Corporate is as follows:

                                               Year Ended December 31,
                                       ---------------------------------------
 (Dollars in millions)                   1996          1995          1994
------------------------------------   -----------   -----------   -----------
 Revenues:
  Disability Insurance  ............     $2,386.2      $2,472.8      $2,116.5
  Special Risk Insurance   .........        811.9         750.7         647.8
  Colonial Products  ...............        545.5         527.3         473.9
  Retirement Products   ............        283.0         357.8         369.4
  Corporate ........................         16.1          14.3           5.0
                                         --------      --------      --------
   Total revenues ..................     $4,042.7      $4,122.9      $3,612.6
                                         ========      ========      ========
 Income (loss) before income taxes:
  Disability Insurance  ............     $  215.3      $  217.0      $   56.2
  Special Risk Insurance   .........         79.2          60.3          65.9
  Colonial Products  ...............         92.4          87.7          62.7
  Retirement Products   ............          1.4          45.5          42.0
  Corporate ........................        (46.7)        (28.6)        (28.2)
                                         --------      --------      --------
   Income before income taxes ......        341.6         381.9         198.6
 Income taxes  .....................        103.6         100.8          43.9
                                         --------      --------      --------
   Net income  .....................     $  238.0      $  281.1      $  154.7
                                         ========      ========      ========


                                                                    December 31,
                                                      -----------------------------------------
 (Dollars in millions)                                  1996           1995           1994
---------------------------------------------------   ------------   ------------   -----------
 Identifiable Assets:
  Disability Insurance  ...........................     $7,846.8       $7,280.3      $6,131.9
  Special Risk Insurance   ........................      1,297.1        1,056.5         846.8
  Colonial Products  ..............................      1,094.1          996.5         846.2
  Retirement Products   ...........................      4,478.8        4,717.4       4,504.0
  Corporate .......................................        396.7          372.9         451.3
  Individual Participating Life and Annuity  ......        354.0          364.2         347.0
                                                        ---------      ---------     ---------
   Total assets   .................................     $15,467.5      $14,787.8     $13,127.2
                                                        =========      =========     =========

                       UNUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for 1996 and 1995:

                                                                             1996
                                                         --------------------------------------------
 (Dollars in millions, except per common share data)        4th         3rd         2nd        1st
------------------------------------------------------   ---------   ---------   ---------   --------
 Premiums   ..........................................    $793.8      $796.2       $762.3     $768.1
 Investment income   .................................     172.6       207.7        212.2      209.7
 Net realized investment gains (losses)   ............       1.4         1.6         (3.1)       3.5
 Benefits to policyholders ...........................     573.1       605.2        563.5      582.9
 Net income ..........................................      48.0        44.0         73.9       72.1
 Net income per common share  ........................      0.66        0.60         1.01       0.99


                                                             1995
                                         --------------------------------------------
                                            4th         3rd         2nd        1st
                                         ---------   ---------   ---------   --------
 Premiums  ...........................    $817.0      $738.0      $729.2      $734.0
 Investment income  ..................     207.3       207.8       199.3       191.9
 Net realized investment gains  ......       3.2         2.9       208.1        10.9
 Benefits to policyholders   .........     634.8       568.7       717.7       571.8
 Net income   ........................      62.1        66.7        88.9        63.4
 Net income per common share .........      0.85        0.92        1.22        0.87

NOTE 18. SUBSEQUENT EVENTS

     On March 14, 1997, UNUM's Board of Directors authorized a two-for-one common stock split. The split is subject to shareholder approval of a proposal to increase the number of authorized shares of common stock to 240 million from 120 million. UNUM's shareholders will vote on the proposal to increase the number of authorized shares at the Annual Meeting of Shareholders on May 9, 1997. Under the proposed split, on or about June 2, 1997, one additional share would be distributed for each share of common stock already issued, to holders of record on May 19, 1997. The financial information contained in this report has not been adjusted to reflect the impact of the proposed common stock split.


     On March 14, 1997, the Board of Directors also announced its intent to increase the next regularly scheduled cash dividend, payable in May, to 28.5 cents from 27.5 cents per common share on a pre-split basis.

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     No disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure have been reported on a Form 8-K during the past two years prior to the date of the most recent financial statements.

                                   PART III

Item 10--Directors and Executive Officers of the Registrant

A. Directors of the Registrant

     The information under the caption "Election of Directors" included in UNUM's proxy statement for the Annual Meeting of Shareholders on May 9, 1997, is incorporated by reference.

B. Executive Officers of the Registrant

     The executive officers of UNUM are as follows:

                             Age (as of                                        An Officer
 Name                      March 25, 1997)      Position held with UNUM          Since
---------------------   ------------------   ------------------------------   ------------
 James F. Orr III              54             Chairman, President and            1986
                                               Chief Executive Officer
 Thomas G. Brown               52             Executive Vice President           1992
 Stephen B. Center             59             Executive Vice President           1972
 Robert W. Crispin             50             Executive Vice President           1995
                                               and Chief Financial Officer
 Peter J. Moynihan             53             Senior Vice President              1979
 Kevin P. O'Connell            51             Executive Vice President           1987
 Elaine D. Rosen*              44             President, UNUM America            1983
 Robert E. Staton*             50             President, Colonial                1993

--------

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

     Mr. Brown was elected Executive Vice President of UNUM in January 1995. In addition, he continues to serve as Chairman of the Board and Chief Executive Officer of Duncanson & Holt, Inc. ("D&H"), a post he has held since 1987. Additionally, he served as President of D&H from 1987 until May 1996. D&H became a wholly-owned subsidiary of UNUM in July 1992.

     Mr. Center was elected Executive Vice President of UNUM in September 1992. Additionally, he served as President of UNUM America from September 1992 until December 1996. Previously, he served as Group Executive Vice President of UNUM America from May 1990 to August 1992. He joined UNUM America in 1963.

     Mr. Crispin was elected Executive Vice President of UNUM in January 1995 and additionally as Chief Financial Officer in August 1995. Prior to joining UNUM, Mr. Crispin served as Vice Chairman and Chief Investment Officer of The Travelers Insurance Companies from July 1991 to January 1995.

     Mr. Moynihan was elected Senior Vice President of UNUM in September 1993 and Senior Vice President of UNUM America in October 1987. He joined UNUM America in 1973.

     Mr. O'Connell was elected Executive Vice President of UNUM in February 1996 and Executive Vice President of UNUM America in May 1995. Previously, he served as Senior Vice President of UNUM America from November 1988 to May 1995. He joined UNUM America in 1968.

     Ms. Rosen was elected President of UNUM America in January 1997. Previously, she served as Executive Vice President of UNUM America from May 1995 to December 1996 and as Senior Vice President of UNUM America from November 1988 to May 1995. She joined UNUM America in 1975.

     Mr. Staton was elected President of Colonial in January 1997. Previously he served as Chairman of Colonial from December 1993 to December 1996, and additionally as Chief Executive Officer from July 1995 to December 1996. Previously, he served as Senior Vice President from February 1990 to December 1993; General Counsel from August 1985 to November 1993; and Corporate Secretary from February 1992 to August 1993. Colonial's parent company merged with UNUM in March 1993.

Item 11--Executive Compensation

     The information under the captions "Compensation of Directors", "Board Compensation Report on Executive Compensation", and "Executive Compensation" included in UNUM's proxy statement for the Annual Meeting of Shareholders on May 9, 1997, is incorporated by reference.

Item 12--Security Ownership of Certain Beneficial Owners and Management

     The information under the caption "Security Ownership" included in UNUM's proxy statement for the Annual Meeting of Shareholders on May 9, 1997, is incorporated by reference.

Item 13--Certain Relationships and Related Transactions

     The information under the captions "Executive Compensation" and "Other Agreements and Transactions" included in UNUM's proxy statement for the Annual Meeting of Shareholders on May 9, 1997, is incorporated by reference.

                                    PART IV

Item 14--Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a) Index of documents filed as part of this report:

     1. The following Consolidated Financial Statements of UNUM Corporation and subsidiaries are included in Item 8.

                                                                   Page
                                                                  ------
        Report of Independent Accountants  .....................    34
        Consolidated Statements of Income for the Years Ended
        December 31, 1996, 1995 and 1994   .....................    35
        Consolidated Balance Sheets as of December 31, 1996,
        and 1995   .............................................    36
        Consolidated Statements of Stockholders' Equity for the
        Years Ended December 31, 1996, 1995 and 1994   .........    38
        Consolidated Statements of Cash Flows for the Years
        Ended December 31, 1996, 1995 and 1994   ...............    39
        Notes to Consolidated Financial Statements  ............    40


     2. Financial Statement Schedules

        II  Condensed Financial Information of UNUM Corporation
            (Registrant)                                            70

        III Supplementary Insurance Information                     74

        IV  Reinsurance                                             75

     3. Exhibits. See Index to Exhibits on page 76 of this report.

 (b) Reports on Form 8-K:

       No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1996.

     Schedules and exhibits required by Article 7 of Regulation S-X other than those listed are omitted because they are not required, are not applicable, or equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Portland, State of Maine, on March 25, 1997.

                                          UNUM Corporation

                        By        /s/ JAMES F. ORR III
                                          -------------------------------------
                     James F. Orr III (Chairman, President
                         and Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                 Name                             Title                           Date
-----------------------------------------   -----------------------------   ----------------
         /s/ JAMES F. ORR III                Chairman, President and
-------------------------------------        Chief Executive Officer         March 25, 1997
          (James F. Orr III)

         /s/ ROBERT W. CRISPIN               Executive Vice President
-------------------------------------        and Chief Financial Officer     March 25, 1997
          (Robert W. Crispin)

        /s/ STEPHEN D. ROBERTS               Vice President and
-------------------------------------        Corporate Controller            March 25, 1997
         (Stephen D. Roberts)

                  *                          Director                        March 25, 1997
-------------------------------------
           (Gayle O. Averyt)

                  *                          Director                        March 25, 1997
-------------------------------------
        (Robert E. Dillon, Jr.)

                  *                          Director                        March 25, 1997
-------------------------------------
         (Gwain H. Gillespie)

                  *                          Director                        March 25, 1997
-------------------------------------
        (Ronald E. Goldsberry)

                  *                          Director                        March 25, 1997
-------------------------------------
          (Donald W. Harward)

                  *                          Director                        March 25, 1997
-------------------------------------
         (George J. Mitchell)

                  *                          Director                        March 25, 1997
-------------------------------------
        (Cynthia A. Montgomery)

                  *                          Director                        March 25, 1997
-------------------------------------
         (James L. Moody, Jr.)

                  *                          Director                        March 25, 1997
-------------------------------------
          (Lawrence R. Pugh)

                  *                          Director                        March 25, 1997
-------------------------------------
          (Lois Dickson Rice)

                  *                          Director                        March 25, 1997
-------------------------------------
            (John W. Rowe)

 */s/ JOHN-PAUL DEROSA
-------------------------------------
 (John-Paul DeRosa, as Attorney-in-fact
  for each of the persons indicated)
 (Assistant Secretary)


                       UNUM CORPORATION (Parent Company)
           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                              STATEMENTS OF INCOME


                                                                   Year Ended December 31,
                                                               --------------------------------
 (Dollars in millions)                                          1996        1995       1994
------------------------------------------------------------   ---------   ---------   --------
 Revenues
  Dividends from subsidiaries*   ...........................    $259.7       $ 23.6     $102.0
  Investment income  .......................................       0.3          0.4        0.1
  Interest income on loans to subsidiaries*  ...............       2.5          5.5         --
  Fees and other income ....................................        --          0.3        0.8
                                                                -------      ------     -------
   Total revenues ..........................................     262.5         29.8      102.9
 Expenses
  Operating expenses .......................................       4.7          2.3        8.7
  Interest expense   .......................................      40.7         37.2       18.6
  Interest expense on loans from subsidiaries*  ............       0.1          3.9        2.3
                                                                -------      ------     -------
   Total expenses ..........................................      45.5         43.4       29.6
                                                                -------      ------     -------
 Income (loss) before income taxes  ........................     217.0        (13.6)      73.3
 Income tax benefit  .......................................      15.1         13.1        6.2
                                                                -------      ------     -------
 Income (loss) before equity in undistributed net
 income of subsidiaries ....................................     232.1         (0.5)      79.5
 Equity in undistributed net income of subsidiaries*  ......       5.9        281.6       75.2
                                                                -------      ------     -------
 Net income ................................................    $238.0       $281.1     $154.7
                                                                =======      ======     =======


--------

*Eliminated in consolidation

                  See note to condensed financial statements.

                       UNUM CORPORATION (Parent Company)
           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                                 BALANCE SHEETS


                                                                     December 31,
                                                               ------------------------
 (Dollars in millions)                                           1996         1995
------------------------------------------------------------   -----------   ----------
 Assets
  Investments
   Investment in subsidiaries*   ...........................     $2,749.8    $2,836.1
   Short-term investments  .................................          0.6         0.6
                                                                 --------    --------
    Total investments   ....................................      2,750.4     2,836.7
  Amounts receivable from subsidiaries, net* ...............         15.0         6.6
  Notes receivable from subsidiary* ........................         32.5        50.0
  Property and equipment, net ..............................         22.3        18.1
                                                                 --------    --------
    Total assets  ..........................................     $2,820.2    $2,911.4
                                                                 ========    ========
 Liabilities and Stockholders' Equity
  Liabilities
   Notes payable  ..........................................     $  526.9    $  583.8
   Notes payable to subsidiary*  ...........................           --        10.0
   Income taxes   ..........................................         16.5         4.8
   Other liabilities .......................................         13.7         9.9
                                                                 --------    --------
    Total liabilities   ....................................        557.1       608.5
 Stockholders' Equity
  Preferred stock, par value $0.10 per share, authorized
  10,000,000 shares, none issued
  Common stock, par value $0.10 per share, authorized
  120,000,000 shares, issued 99,987,958 shares  ............         10.0        10.0
  Additional paid-in capital  ..............................      1,077.2     1,065.7
  Unrealized gains on available for sale securities of
  subsidiaries, net  .......................................        108.5       235.6
  Unrealized foreign currency translation adjustment  ......         (1.2)      (23.1)
  Retained earnings (including undistributed earnings of
  subsidiaries of $1,401.8 million and $1,395.9 million in
 1996 and 1995, respectively) ..............................      1,871.4     1,713.2
                                                                 --------    --------
                                                                  3,065.9     3,001.4
 Less:
  Treasury stock, at cost (1996--28,165,594 shares;
  1995--26,980,331 shares) .................................        792.2       691.6
  Restricted stock deferred compensation  ..................         10.6         6.9
                                                                 --------    --------
   Total stockholders' equity ..............................      2,263.1     2,302.9
                                                                 --------    --------
   Total liabilities and stockholders' equity   ............     $2,820.2    $2,911.4
                                                                 ========    ========

--------


*Eliminated in consolidation

                  See note to condensed financial statements.

                       UNUM CORPORATION (Parent Company)
           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                            STATEMENTS OF CASH FLOWS


                                                                      Year Ended December 31,
                                                                -----------------------------------
 (Dollars in millions)                                           1996         1995         1994
-------------------------------------------------------------   ----------   ----------   ---------
 Operating activities:
  Net income ................................................     $ 238.0      $ 281.1      $ 154.7
  Adjustments to reconcile net income to net cash
  provided by operating activities:
  Increase in income tax liability   ........................        11.7          2.1          0.4
  (Increase) decrease in amounts due to/from
  subsidiaries* .............................................        (8.4)        11.8         (6.0)
  Other   ...................................................        16.1         (3.1)        11.1
  Equity in undistributed net income of subsidiaries*  ......        (5.9)      (281.6)       (75.2)
                                                                  -------      -------      -------
   Net cash provided by operating activities  ...............       251.5         10.3         85.0
                                                                  -------      -------      -------
 Investing activities:
  Investment in subsidiaries, net*   ........................       (13.1)        (1.1)       (30.6)
  Issuance of notes receivable from subsidiaries*   .........       (32.5)      (100.0)          --
  Repayment of notes receivable from subsidiaries*  .........        50.0         50.0           --
  Net (increase) decrease in short-term investments .........          --         (0.1)         3.9
  Net additions to property and equipment  ..................        (8.6)        (5.4)        (3.3)
                                                                  -------      -------      -------
   Net cash used in investing activities   ..................        (4.2)       (56.6)       (30.0)
                                                                  -------      -------      -------
 Financing activities:
  Dividends to stockholders .................................       (79.8)       (75.1)       (68.3)
  Treasury stock acquired   .................................      (119.1)          --       (183.3)
  Proceeds from notes payable  ..............................          --        291.5         54.7
  Repayment of notes payable   ..............................       (15.0)          --           --
  Net increase (decrease) in short-term debt  ...............       (42.3)      (135.1)       136.7
  Repayment of notes payable to subsidiaries* ...............       (10.0)       (50.0)          --
  Other   ...................................................        18.9         13.0          5.9
                                                                  -------      -------      -------
   Net cash provided by (used in) financing
   activities   .............................................      (247.3)        44.3        (54.3)
                                                                  -------      -------      -------
 Net increase (decrease) in cash  ...........................          --         (2.0)         0.7
 Cash at beginning of year  .................................          --          2.0          1.3
                                                                  -------      -------      -------
 Cash at end of year  .......................................     $    --      $    --      $   2.0
                                                                  =======      =======      =======
 Supplemental disclosures of cash flow information:
  Cash paid (received) during the year for:
   Income taxes .............................................     $ (25.8)     $ (15.1)     $  (6.6)
   Interest  ................................................     $  40.8      $  36.2      $  18.1
   Interest to subsidiaries*   ..............................     $   0.2      $   4.0      $   2.2


--------

*Eliminated in consolidation

                  See note to condensed financial statements.

                       UNUM CORPORATION (Parent Company)
           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                     NOTE TO CONDENSED FINANCIAL STATEMENTS


Note 1. Basis of Presentation

     The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes of UNUM Corporation and subsidiaries, which are included in Item 8.

                       UNUM CORPORATION AND SUBSIDIARIES
                SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

                             (Dollars in millions)


                                                    (1)(2)
                                                Future policy
                                   Deferred     benefits, and
                                    policy      unpaid claims     (3)
                                  acquisition     and claim     Premium
Segment                             costs          expenses     revenue
------------------------------ -------------- --------------- -----------
Year Ended December 31, 1996
 Disability Insurance   ......    $ 443.1        $5,526.0      $1,917.7
 Special Risk Insurance ......      125.6           615.0         755.4
 Colonial Products   .........      274.6           410.8         498.2
 Retirement Products .........        0.9           618.6          65.8
 Corporate  ..................         --              --            --
                                  --------        -------      ---------
  Total  .....................    $ 844.2        $7,170.4      $3,237.1
                                  ========        =======      =========
Year Ended December 31, 1995
 Disability Insurance   ......    $ 758.3        $5,130.6      $1,879.9
 Special Risk Insurance ......       99.8           476.5         702.3
 Colonial Products   .........      250.5           372.0         475.1
 Retirement Products .........       33.7           596.0          34.1
 Corporate  ..................         --              --           0.1
                                  --------        -------      ---------
  Total  .....................    $1,142.3       $6,575.1      $3,091.5
                                  ========        =======      =========
Year Ended December 31, 1994
 Disability Insurance   ......    $ 695.6        $4,175.9      $1,716.2
 Special Risk Insurance ......       84.1           357.7         607.1
 Colonial Products   .........      224.8           330.5         441.3
 Retirement Products .........       30.7           581.9          31.4
 Corporate  ..................         --            (0.5)          0.8
                                  --------        -------      ---------
  Total  .....................    $1,035.2       $5,445.5      $2,796.8
                                  ========        =======      =========



                                                              Amortization
                                 (4)(5)         Benefits to    of deferred      (5)
                                   Net         policyholders     policy         Other        (6)
                                investment     and interest    acquisition    operating    Premiums
Segment                          income          credited         costs       expenses     written
------------------------------  ----------     ------------    -----------    ---------    --------
Year Ended December 31, 1996
 Disability Insurance   ......    $ 468.5        $1,514.9         $99.0         $557.0     $1,893.0
 Special Risk Insurance ......       56.5           506.5          42.4          183.8        220.1
 Colonial Products   .........       47.3           246.8          72.5          133.8        446.5
 Retirement Products .........      217.2           257.1            --           24.5         15.0
 Corporate  ..................       16.1              --            --           62.8           --
                                  --------       ---------        ------        -------    ---------
  Total  .....................    $ 805.6        $2,525.3         $213.9        $961.9     $2,574.6
                                  ========       =========        ======        =======    =========
Year Ended December 31, 1995
 Disability Insurance   ......    $ 592.9        $1,711.2         $90.6         $454.0     $1,853.2
 Special Risk Insurance ......       48.4           492.3          35.5          162.6        223.6
 Colonial Products   .........       52.2           241.6          66.7          131.3        417.5
 Retirement Products .........      323.7           275.3           0.8           36.2         23.3
 Corporate  ..................       14.2              --            --           42.9           --
                                  --------       ---------        ------        -------    ---------
  Total  .....................    $1,031.4       $2,720.4         $193.6        $827.0     $2,517.6
                                  ========       =========        ======        =======    =========
Year Ended December 31, 1994
 Disability Insurance   ......    $ 400.3        $1,572.1         $70.7         $417.5     $1,705.5
 Special Risk Insurance ......       40.7           394.4          19.2          168.3        156.8
 Colonial Products   .........       32.6           226.1          60.6          124.5        388.1
 Retirement Products .........      338.0           289.1           2.3           36.0         21.6
 Corporate  ..................        4.2              --            --           33.2           --
                                  --------       ---------        ------        -------    ---------
  Total  .....................    $ 815.8        $2,481.7         $152.8        $779.5     $2,272.0
                                  ========       =========        ======        =======    =========

     (1) Excludes other policyholder funds, as follows:

                                               December 31,
                                  --------------------------------------
 Segment                            1996          1995         1994
-------------------------------   -----------   -----------   ----------
 Disability Insurance .........     $   5.9       $   3.1      $   2.1
 Special Risk Insurance  ......        12.7          14.6          8.4
 Colonial Products ............       156.6         128.0        100.1
 Retirement Products  .........     3,358.4       3,694.6      3,948.2
                                    --------      --------     --------
 Total ........................     $3,533.6      $3,840.3     $4,058.8
                                    ========      ========     ========


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

   Certain 1994 amounts have been reclassified for comparative purposes.

                       UNUM CORPORATION AND SUBSIDIARIES
                            SCHEDULE IV--REINSURANCE


                                                                                                                   Percentage
                                                                    Ceded to         Assumed                        of amount
                                                     Gross            other         from other       Net             assumed
 (Dollars in millions)                                Amount        companies       companies       Amount            to net
------------------------------------------------   -------------   ------------   -------------   -------------   ------------
 Year Ended December 31, 1996
  Life insurance in force  .....................    $199,019.2      $11,476.5         $  --        $187,542.7           --
                                                    ===========     ==========        ======       ===========
  Premiums
   Life insurance and individual annuities  .       $    552.0      $    28.6         $  --        $    523.4           --
   Accident and health insurance    ............       2,406.9           77.8         252.9           2,582.0          9.8%
   Group annuities   ...........................          15.0             --            --              15.0           --
                                                    -----------     ----------        ------       -----------
    Total premiums   ...........................    $  2,973.9      $   106.4         $252.9       $  3,120.4
                                                    ===========     ==========        ======       ===========
 Year Ended December 31, 1995
  Life insurance in force  .....................    $164,478.4      $ 4,119.5         $  --        $160,358.9           --
                                                    ===========     ==========        ======       ===========
  Premiums
   Life insurance and individual annuities  .       $    571.4      $    19.3         $ 2.0        $    554.1          0.4%
   Accident and health insurance    ............       2,248.4           46.9         239.5           2,441.0          9.8%
   Group annuities   ...........................          23.1             --            --              23.1           --
                                                    -----------     ----------        ------       -----------
    Total premiums   ...........................    $  2,842.9      $    66.2         $241.5       $  3,018.2
                                                    ===========     ==========        ======       ===========
 Year Ended December 31, 1994
  Life insurance in force  .....................    $145,425.9      $ 4,425.3         $  --        $141,000.6           --
                                                    ===========     ==========        ======       ===========
  Premiums
   Life insurance and individual annuities   ...    $    517.9      $    15.7         $ 1.6        $    503.8          0.3%
   Accident and health insurance ...............       2,123.9           96.8         169.1           2,196.2          7.7%
   Group annuities   ...........................          21.3             --            --              21.3           --
                                                    -----------     ----------        ------       -----------
    Total premiums   ...........................    $  2,663.1      $   112.5         $170.7       $  2,721.3
                                                    ===========     ==========        ======       ===========


     Certain 1994 amounts have been reclassified for comparative purposes.

                       UNUM CORPORATION AND SUBSIDIARIES
                                INDEX TO EXHIBITS


Number             Description                                     Method of Filing
-------- -------------------------------   ---------------------------------------------------------------------
3.1       Certificate of Incorporation      Filed herewith.
          of UNUM Corporation, as
          amended
3.2       By-Laws of UNUM                   Filed herewith.
          Corporation
4         Rights Agreement                  Filed as Exhibit 1 to the Registrant's Current Report on Form 8-K
                                            dated March 18, 1992, and incorporated herein by reference.
10.1      Deferred Compensation Plan        Filed as Exhibit 10.1 to the Registrant's Annual Report on Form
                                            10-K dated March 27, 1996, and incorporated herein by reference.
10.2      Incentive Compensation Plan       Filed herewith.
          for Designated Executive
          Officers
10.3      1987 Executive Stock              Filed as Exhibit 10.3 to the Registrant's Annual Report on Form
          Option Plan                       10-K dated March 27, 1996, and incorporated herein by reference.
10.4      1990 Long-Term Stock              Filed as Exhibit 10.4 to the Registrant's Annual Report on Form
          Incentive Plan                    10-K dated March 27, 1996, and incorporated herein by reference.
10.5      1996 Long-Term Stock              Filed as Exhibit 10.5 to the Registrant's Annual Report on Form
          Incentive Plan                    10-K dated March 27, 1996, and incorporated herein by reference.
10.6      Supplementary Retirement          Filed as Exhibit 10.4 to the Registrant's Registration Statement on
          Plan                              Form S-1 (Registration No. 33-6571) dated June 18, 1986, and incorporated herein by reference.
10.7      Supplemental Executive            Filed as Exhibit 10.6 to the Registrant's Annual Report on Form
          Retirement Plan                   10-K dated March 26, 1991, and incorporated herein by reference.
10.8      Form of Executive                 Filed as Exhibit 10.7 to the Registrant's Annual Report on Form
          Severance Agreement               10-K dated March 25, 1992, and incorporated herein by reference.
10.9      Employment Agreement              Filed as Exhibit 10.9 to the Registrant's Annual Report on Form
                                            10-K dated March 27, 1996, and incorporated herein by reference.
10.10     Employment Letter                 Filed as Exhibit 10.10 to the Registrant's Annual Report on Form
                                            10-K dated March 27, 1996, and incorporated herein by reference.
10.11     $500 Million Revolving            Filed as Exhibit 10.9 to the Registrant's Annual Report on Form
          Credit Agreement                  10-K dated March 24, 1995, and incorporated herein by reference.
10.12     Asset Transfer and                Filed as Exhibit 10.12 to the Registrant's Annual Report on Form
          Acquisition Agreement             10-K dated March 27, 1996, and incorporated herein by reference.
10.13     Non-Qualified 401(k) Plan         Filed herewith.
12        Computation of Ratio of           Filed herewith.
          Earnings to Fixed Charges
21        Subsidiaries of UNUM              Filed herewith.
          Corporation
23        Consent of Independent            Filed herewith.
          Accountants
24        Power of Attorney                 Filed herewith.
27        Financial Data Schedule           Filed herewith.

                     (This page intentionally left blank)

                     (This page intentionally left blank)