Form 10-Q
period 1997-03-31
UNUM CORP
filed 1997-05-09
CIK 795581

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                       OR
         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM              TO

                         COMMISSION FILE NUMBER 1-9254

                                UNUM CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                             01-0405657
  (State or other jurisdiction
   of incorporation or organization)    (I.R.S. employer identification no.)

2211 CONGRESS STREET, PORTLAND, MAINE                04122
(Address of principal executive offices)           (Zip code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (207) 770-2211


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

             CLASS                         OUTSTANDING AT MARCH 31, 1997
COMMON STOCK, $0.10 PAR VALUE                      69,775,171 SHARES

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q

INDEX

                                                                   Page


Part I.  Financial Information

      Item 1.  Financial Statements

             Consolidated Statements of Income - Three Months Ended
               March 31, 1997, and 1996 (Unaudited)                    3

             Consolidated Balance Sheets as of March 31, 1997,
               (Unaudited) and December 31, 1996                       4

             Consolidated Statements of Cash Flows - Three Months
               Ended March 31, 1997, and 1996 (Unaudited)              5

             Notes to Consolidated Financial Statements (Unaudited)    6

             Independent Accountant's Review Report                   10

      Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                   11

Part II. Other Information

      Item 6.  Exhibits and Reports on Form 8-K                       18

Signatures                                                            19

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q
C O N S O L I D A T E D   S T A T E M E N T S   O F   I N C O M E

                                                         Three Months Ended
                                                              March 31,
                                                           ----------------
(Unaudited - Dollars in  millions, except per common
   share data)
                                                           1997      1996
---------------------------------------------------------------------------
REVENUES
Premiums                                                $  766.3   $  768.1
Investment income                                          164.8      209.7
Net realized investment gains (losses)                      (2.2)       3.5
Fees and other income                                      114.1       20.1
---------------------------------------------------------------------------
  Total revenues                                         1,043.0    1,001.4

BENEFITS AND EXPENSES
Benefits to policyholders                                  578.6      582.9
Interest credited                                           33.4       51.4
Operating expenses                                         182.2      180.5
Commissions                                                 90.3       93.6
Increase in deferred policy acquisition costs              (23.4)     (20.0)
Interest expense                                            10.2       10.3
---------------------------------------------------------------------------
  Total benefits and expenses                              871.3      898.7
---------------------------------------------------------------------------
Income before income taxes                                 171.7      102.7

INCOME TAXES
Current                                                     18.6       26.7
Deferred                                                    38.1        3.9
---------------------------------------------------------------------------
  Total income taxes                                        56.7       30.6
---------------------------------------------------------------------------
NET INCOME                                              $  115.0    $  72.1
===========================================================================
NET INCOME PER COMMON SHARE                             $   1.62    $  0.99
===========================================================================
See notes to consolidated financial statements.

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q
C O N S O L I D A T E D   B A L A N C E   S H E E T S

                                                  March 31, 1997 December 31,
(Dollars in millions)                               (Unaudited)         1996
----------------------------------------------------------------------------
ASSETS
Investments
 Fixed maturities available for sale-at fair value
  (amortized cost: 1997-$6,478.4; 1996-$6,656.7)        $ 6,628.5 $ 6,942.7
 Equity securities available for sale-at fair value
  (cost: 1997-$22.0; 1996-$23.8)                             27.9      31.3
 Mortgage loans                                           1,142.6   1,132.1
 Real estate, net                                           239.5     248.1
 Policy loans                                               148.6     232.9
 Other long-term investments                                 11.2      14.2
 Short-term investments                                     311.5     123.4
---------------------------------------------------------------------------
   Total investments                                      8,509.8   8,724.7
Cash                                                         61.9      77.0
Accrued investment income                                   145.0     166.1
Premiums due                                                280.6     252.4
Deferred policy acquisition costs                           866.4     844.2
Property and equipment, net                                 187.6     181.0
Reinsurance receivables                                   1,154.9   1,113.8
Deposit assets                                            1,010.0   2,846.6
Other assets                                                470.7     518.0
Separate account assets                                     151.5     743.7
---------------------------------------------------------------------------
   Total assets                                         $12,838.4 $15,467.5
===========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Future policy benefits                                   1,895.1 $ 1,881.1
 Unpaid claims and claim expenses                         5,321.1   5,289.3
 Other policyholder funds                                 1,537.2   3,533.6
 Income taxes
  Current                                                    76.0      61.3
  Deferred                                                  350.8     341.8
 Notes payable                                              611.4     526.9
 Other liabilities                                          766.9     826.7
 Separate account liabilities                               151.5     743.7
---------------------------------------------------------------------------
   Total liabilities                                     10,710.0  13,204.4
Stockholders' equity
 Preferred stock (par value $0.10 per share, authorized
  10,000,000 shares, none issued)
 Common stock (par value $0.10 per share, authorized
  120,000,000 shares, issued 99,987,958 shares)              10.0      10.0
 Additional paid-in capital                               1,112.8   1,103.4
 Unrealized gains on available for sale securities, net      31.4      82.3
 Unrealized foreign currency translation adjustment         (11.9)     (1.2)
 Retained earnings                                        1,966.7   1,871.4
---------------------------------------------------------------------------
                                                          3,109.0   3,065.9
 Less:
  Treasury stock, at cost (1997-30,212,787 shares;
   1996-28,165,594 shares)                                  966.0     792.2
  Restricted stock deferred compensation                     14.6      10.6
---------------------------------------------------------------------------
   Total stockholders' equity                             2,128.4   2,263.1

   Total liabilities and stockholders' equity           $12,838.4 $15,467.5
===========================================================================

See notes to consolidated financial statements.

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q
C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S

                                                          Three Months Ended
                                                              March 31,
                                                            ---------------

(Unaudited - Dollars in millions)                            1997      1996
---------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                  $ 115.0  $ 72.1
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Increase in future policy benefits and unpaid claims and
  claim expenses                                              135.5   153.2
 Increase in amounts receivable under reinsurance agreements  (44.0)  (19.5)
 Increase in income tax liability                              51.9    43.0
 Increase in deferred policy acquisition costs                (23.5)  (20.0)
 Decrease in deposit assets                                    45.0     --
 Recognition of deferred gain on sale of tax-sheltered
  annuities                                                   (58.0)    --
 Other                                                          0.9     2.8
   Net cash provided by operating activities                  222.8   231.6

INVESTING ACTIVITIES:
Maturities of fixed maturities available for sale             100.1   166.6
Sales of fixed maturities available for sale                  341.3   389.3
Sales and maturities of other investments                      38.7    60.1
Purchases of fixed maturities available for sale             (286.3) (973.2)
Purchases of other investments                                (44.9)  (52.4)
Net (increase) decrease in short-term investments            (188.1)  308.0
Net additions to property and equipment                       (14.5)  (14.2)
   Net cash used in investing activities                      (53.7) (115.8)

FINANCING ACTIVITIES:
Deposits and interest credited to investment contracts         83.7   155.8
Maturities and withdrawals from investment contracts         (156.7) (273.9)
Dividends to stockholders                                     (19.7)  (19.4)
Treasury stock acquired                                      (184.9)   --
Net increase in short-term debt                                84.4    17.3
Other                                                           9.7     4.9
   Net cash used in financing activities                     (183.5) (115.3)

Effect of exchange rate changes on cash                        (0.7)   (0.2)

Net increase (decrease) in cash                               (15.1)    0.3
Cash at beginning of year                                      77.0    42.5

Cash at end of period                                       $  61.9 $  42.8
===========================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) during the period for:
 Income taxes                                               $   2.6 $ (12.9)
 Interest                                                   $   5.3 $   5.3

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  As discussed in Note 3, consent for assumption reinsurance has been given by contractholders and participants owning approximately 72% of assets under management related to the tax-sheltered annuity business UNUM sold in 1996. In connection with the consents received in first quarter 1997, UNUM reduced its deposit assets by $1,791.7 million, policy loan assets by $85.5 million, other policyholder fund liabilities by $1,923.4 million, and separate account assets and liabilities by $401.7 million.
===========================================================================

See notes to consolidated financial statements.

UNUM Corporation and Subsidiaries
Form 10-Q
Notes to Consolidated Financial Statements (Unaudited)
March 31, 1997

NOTE 1.  BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in the financial statements. Interim results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.
For further information, refer to the audited consolidated financial statements and footnotes included in the 1996 annual report to stockholders of UNUM Corporation and subsidiaries ("UNUM").

NOTE 2.  ACCOUNTING CHANGE
--------------------------

Effective January 1, 1997, UNUM adopted Financial Accounting Standard ("FAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which established accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The statement provides guidance for recognition or derecognition of assets and liabilities, focusing on the concepts of control and extinguishment. The adoption of FAS 125 did not have a material effect on UNUM's results of operations or financial position.

NOTE 3. SALE OF TAX-SHELTERED ANNUITY BUSINESS
----------------------------------------------

On October 1, 1996, UNUM Life Insurance Company of America ("UNUM
America") and First UNUM Life Insurance Company ("First UNUM") closed the sale of their respective group tax-sheltered annuity ("TSA") businesses to The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York ("Lincoln"), both subsidiaries of Lincoln National Corporation. The sale involved approximately 1,700 group contractholders and assets under management of approximately $3.3 billion. The contracts were initially reinsured on an indemnity basis. Upon consent of the TSA contractholders and participants, the contracts are considered reinsured on an assumption basis, legally releasing UNUM America and First UNUM from future contractual obligation to the respective contractholders and participants.

To effect the sale of the TSA business, UNUM transferred into a trust account held for the benefit of Lincoln approximately $2,690 million of assets. The amount of assets in the trust increases or decreases in conjunction with the on-going activity in participant accounts, and assets are released from the trust to Lincoln upon consents for assumption reinsurance. UNUM has recorded a deposit asset in its Consolidated Balance Sheets representing the assets remaining in the trust, which supports the TSA contracts of those contractholders and participants that have not given consent for assumption reinsurance. At March 31, 1997, the deposit asset related to the TSA transaction was approximately $805 million.

The sale resulted in a deferred pretax gain of $80.8 million, which is being recognized in income in proportion to consents for assumption reinsurance. Through March 31, 1997, consent for assumption reinsurance has been provided by TSA contractholders and participants owning approximately 72% of assets under management.

Historical results of the TSA business included in UNUM's Consolidated Statements of Income were as follows:

                                                      Three Months Ended
                                                         March 31,
                                                       ---------------

(Dollars in millions, except per common share data)     1997      1996

Revenues                                              $  86.1   $  56.5
Net income                                            $  38.6   $   4.7
Net income per common share                           $  0.54   $  0.06
=======================================================================

The first quarter 1997 results shown above include $58.0 million of fees and other income, $37.5 million of net income and $0.53 per common share related to the recognition of approximately 72% of the deferred pretax gain on the TSA sale.

NOTE 4.  INDIVIDUAL DISABILITY REINSURANCE
------------------------------------------

On October 23, 1996, UNUM announced the execution of a definitive reinsurance agreement between UNUM America and Centre Life Reinsurance Limited ("Centre Re"), a Bermuda-based reinsurance specialist, for reinsurance coverage of the active life reserves of UNUM America's existing United States non-cancellable individual disability ("ID") block of business. This agreement does not reinsure any claims incurred prior to January 1, 1996. The agreement follows UNUM's announcement in late 1994 that it would no longer market the non-cancellable form of ID coverage in the United States.

The agreement is a finite reinsurance arrangement that transfers liabilities to Center Re based on the level of statutory reserves. Center Re has an obligation to fund a defined risk layer, while UNUM retains the earnings risk related to potential adverse claims experience up to a certain threshold. This threshold amount represents the existence of an experience layer with a value of approximately $205 million at March 31,
1997.   UNUM records the value of the experience layer on its Consolidated
Balance Sheets as a deposit asset. UNUM's obligation under the agreement is funded by a trust account established in late December 1996. Net cash flows of the reinsured block are transferred to/from the trust account and, together with changes in reserve levels, determine the value of UNUM's deposit asset. Changes in the deposit asset are reflected in UNUM's Consolidated Statement of Income as fees and other income.

NOTE 5.  COMMON STOCK SPLIT
---------------------------

On March 14, 1997, UNUM's Board of Directors authorized a two-for-one common stock split, subject to shareholder approval of a proposal to increase the number of authorized shares of common stock. On May 9, 1997, UNUM's shareholders approved an increase in the number of authorized shares of common stock to 240 million from 120 million. To effect the stock split, on or about June 2, 1997, one additional share will be distributed for each share of common stock already issued, to holders of record on May 19, 1997. The financial information contained in this report has not been adjusted to reflect the impact of the common stock split.


NOTE 6.  EARNINGS PER SHARE
---------------------------

The weighted average number of shares outstanding used to calculate earnings per share was approximately 71,194,000 and 73,118,000 for first quarter 1997 and 1996, respectively. The assumed exercise of outstanding stock options would not result in a material dilution of earnings per share.

NOTE 7.  DIVIDENDS TO STOCKHOLDERS
----------------------------------

On April 11, 1997, UNUM's Board of Directors declared a twenty-eight and one half cents per share cash dividend. The dividend is payable on May 16, 1997, to common stockholders of record at the close of business on April 28, 1997. During the first three months of 1997, a twenty-seven and one half cents per share cash dividend was paid on February 21, 1997.

NOTE 8.  CAPITAL STOCK
----------------------

Effective October 23, 1996, UNUM's Board of Directors approved an expansion of the Company's stock repurchase program to 6.0 million shares by authorizing an additional 3.7 million shares. At March 31, 1997, approximately 2.1 million shares of common stock remained authorized for repurchase. Through the first three months of 1997, UNUM acquired approximately 2.4 million shares of its common stock in the open market at an aggregate cost of $184.9 million.

NOTE 9.  LITIGATION
-------------------

In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at March 31, 1997. In some instances, these proceedings include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position or the consolidated operating results of UNUM.

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

NOTE 10.  NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

In March 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 128, "Earnings Per Share," which is intended to simplify the computation and presentation of earnings per share ("EPS"). FAS 128 supersedes Accounting Principles Board
("APB") Opinion No. 15, "Earnings Per Share." FAS 128 will eliminate the concept of "primary" EPS and require dual presentation of "basic" and "diluted" EPS. Diluted EPS under FAS 128 is similar to "fully diluted" EPS as defined by APB 15. UNUM is required to adopt FAS 128 effective December 31, 1997. As stated in Note 6, under the caption "Earnings Per Share," the assumed exercise of UNUM's outstanding stock options does not result in a material dilution of EPS.

In March 1997, the FASB issued FAS No. 129, "Disclosures of Information About Capital Structure," which clarifies disclosure requirements related to the type, and nature, of securities contained in an entity's capital structure. UNUM is required to adopt FAS 129 effective December 31, 1997.

NOTE 11.  SEGMENT INFORMATION
-----------------------------

UNUM reports its operations principally in four business segments:
Disability Insurance, Special Risk Insurance, Colonial Products and Retirement Products. The Disability Insurance segment includes disability products offered in North America, the United Kingdom and Japan including: group long term disability, group short term disability, individual disability, Association Group disability, disability reinsurance operations and long term care insurance. The Special Risk Insurance segment includes group life, special risk accident insurance, non-disability reinsurance operations, reinsurance underwriting management operations and other special risk insurance products. The Colonial Products segment includes Colonial Companies, Inc. and subsidiaries, which offer payroll-deducted, voluntary employee benefits including accident and sickness, cancer and life insurance products to employees at their worksites. The Retirement Products segment includes those products no longer actively marketed by UNUM including: tax-sheltered annuities, guaranteed investment contracts, deposit administration accounts, 401(k) plans, individual life and group medical products. Corporate includes transactions that are generally non-insurance related.

Summarized financial information for the four business segments and Corporate is as follows:
                                                    Three Months Ended
                                                        March 31,
                                                    ------------------

(Dollars in millions)                                 1997        1996
----------------------------------------------------------------------
REVENUES
Disability Insurance                              $  563.7    $  583.3
Special Risk Insurance                               232.1       203.0
Colonial Products                                    142.6       133.9
Retirement Products                                  102.8        76.4
Corporate                                              1.8         4.8
----------------------------------------------------------------------
     Total revenues                               $1,043.0    $1,001.4
======================================================================
INCOME (LOSS) BEFORE INCOME TAXES
Disability Insurance                              $   75.6    $   64.3
Special Risk Insurance                                27.4        19.0
Colonial Products                                     21.9        18.7
Retirement Products                                   59.7         6.3
Corporate                                            (12.9)       (5.6)
-----------------------------------------------------------------------
     Total income before income taxes                171.7       102.7
Income taxes                                          56.7        30.6
----------------------------------------------------------------------
Net income                                       $   115.0   $    72.1
======================================================================

                                                 March 31,   December 31,
(Dollars in millions)                                 1997        1996
-------------------------------------------------------------------------
IDENTIFIABLE ASSETS
Disability Insurance                            $  7,747.1  $  7,846.8
Special Risk Insurance                             1,326.5     1,297.1
Colonial Products                                  1,123.6     1,094.1
Retirement Products                                1,898.3     4,478.8
Corporate                                            393.0       396.7
Individual Participating Life and Annuity            349.9       354.0

     Total assets                                $12,838.4   $15,467.5
======================================================================

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                     --------------------------------------


To the Board of Directors and Stockholders
UNUM Corporation

We have reviewed the accompanying consolidated balance sheet of UNUM Corporation and subsidiaries as of March 31, 1997, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1997, and 1996. These financial statements are the responsibility of the Company's management.

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


/s/ COOPERS & LYBRAND  L.L.P.

Portland, Maine
April 23, 1997, except for Note 5
 for which the date is May 9, 1997

UNUM Corporation and Subsidiaries
Form 10-Q
March 31, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements (Unaudited) and Notes to Consolidated Financial Statements (Unaudited) included elsewhere in the Form 10-Q.

CONSOLIDATED OVERVIEW

Net income for the quarter ended March 31, 1997, was $115.0 million, or $1.62 per share, as compared with net income of $72.1 million, or $0.99 per share, for the same quarter in 1996. Revenues for UNUM were $1,043.0 million for first quarter 1997 and $1,001.4 million for first quarter 1996.

A comparison of net income is impacted by the inclusion of realized investment gains or losses and a special item that occurred in first quarter 1997. This management's discussion and analysis discusses the results of operations on a pretax operating income basis, which is defined as income (loss) before income taxes exclusive of realized investment gains (losses) and special items. Special items are excluded from pretax operating income as management considers them to be unusual, and also believes a discussion of the results on a pretax operating income basis provides a better understanding of the results of operations. The following table summarizes pretax operating income (loss) for the four business segments and Corporate for the three months ended March 31, 1997, and 1996, and is followed by a discussion of the first quarter 1997 special item and a reconciliation of income (loss) before income taxes to pretax operating income (loss).

                                                   Three Months Ended
                                                          March 31,
                                                 -----------------------
(Dollars in millions and percentage increase
(decrease) over prior period)                 1997         1996       Change
--------------------------------------------------------------------------------

SUMMARY OF PRETAX OPERATING INCOME (LOSS)
   Disability Insurance Segment            $  76.8         $62.5        22.9%
   Special Risk Insurance Segment             27.0          18.6        45.2
   Colonial Products Segment                  22.3          18.4        21.2
   Retirement Products Segment                 2.0           5.4       (63.0)
   Corporate                                 (12.2)         (5.7)        nm
-----------------------------------------------------------------------------
   Total pretax operating income             $115.9         $99.2       16.8%
=============================================================================
nm = not meaningful or in excess of 100%

UNUM reported increased pretax operating income for the three months ended March 31, 1997, as compared with the same period in 1996. The increase was primarily attributable to increased investment income across most product lines and improved benefit ratios for certain disability businesses, particularly group long term disability ("group LTD") and at UNUM Limited, reported in the Disability Insurance segment. Additionally, improved premium growth in group LTD, reported in the Disability Insurance segment, and in group life, reported in the Special Risk Insurance segment, contributed to the increase in pretax operating income. Partially offsetting these increases were unfavorable claims experience in the individual disability line reported in the Disability Insurance segment, increased operating expenses in Corporate, and reduced pretax operating income in the Retirement Products segment as a result of the sale of the group tax-sheltered annuity business.

SPECIAL ITEM IN FIRST QUARTER 1997
----------------------------------

On October 1, 1996, UNUM Life Insurance Company of America ("UNUM America") and First UNUM Life Insurance Company ("First UNUM") closed the sale of their respective group tax-sheltered annuity ("TSA") businesses to The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New
York, both subsidiaries of Lincoln National Corporation. The sale resulted in a deferred pretax gain which is being recognized in income, as a special item, in proportion to contractholder and participant consents for assumption reinsurance. Through March 31, 1997, consent for assumption reinsurance has been provided by TSA contractholders and participants owning approximately
72% of assets under management, which resulted in the recognition of $58.0 million of the total deferred pretax gain of $80.8 million. The $58.0 million gain is reflected as fees and other income in the Retirement Products segment for first quarter 1997.

RECONCILIATION OF INCOME (LOSS) BEFORE INCOME TAXES TO PRETAX OPERATING INCOME
(LOSS)
------------------------------------------------------------------------------

The following table reconciles income (loss) before income taxes to pretax operating income (loss) for the four business segments and Corporate for the three months ended March 31, 1997, and 1996:

                           Disability   Special Risk  Colonial   Retirement            Consolidated
(Dollars in millions)      Insurance    Insurance     Products   Products   Corporate     UNUM
-------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 1997:
----------------------------------
Income (loss) before
 income taxes               $75.6       $27.4         $21.9      $59.7      $(12.9)    $171.7
Exclude realized
 investment (gains) losses    1.2        (0.4)          0.4        0.3         0.7        2.2
---------------------------------------------------------------------------------------------
                             76.8        27.0          22.3       60.0       (12.2)     173.9
Special item:
  TSA deferred gain
   recognition                 --          --           --       (58.0)        --       (58.0)
----------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME
  (LOSS)                    $76.8       $27.0         $22.3      $ 2.0      $(12.2)     $115.9
===============================================================================================

Three Months Ended March 31, 1996:
----------------------------------
Income (loss) before
 income taxes               $64.3       $19.0         $18.7      $ 6.3      $ (5.6)    $102.7
Exclude realized investment
 gains                       (1.8)       (0.4)         (0.3)      (0.9)       (0.1)      (3.5)
----------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME
 (LOSS)                     $62.5       $18.6         $18.4      $ 5.4      $ (5.7)    $ 99.2
==============================================================================================

PREMIUMS:
---------

Premiums for the three months ended March 31, 1997, and 1996, are summarized by segment in the table below.

                                                  Three Months Ended
                                                     March  31,
                                              ---------------------
(Dollars in millions and percentage increase
(decrease) over prior period)                 1997     1996 Change
------------------------------------------------------------------
Disability Insurance
  Group LTD                                   $291.3  $268.9    8.3%
  Group Short Term Disability                   47.4    36.6   29.5
  UNUM Limited                                  36.7    32.3   13.6
  Individual Disability                         35.2   102.8  (65.8)
  Other Disability Insurance                    22.7    21.7    4.6
-------------------------------------------------------------------
   Total                                       433.3   462.3   (6.3)
Special Risk Insurance
  Group Life                                   125.7   103.8   21.1
  Other Special Risk Products                   75.6    75.5    0.1
-------------------------------------------------------------------
   Total                                       201.3   179.3   12.3
Colonial Products                              128.7   121.4    6.0
Retirement Products                              3.0     5.1  (41.2)
-------------------------------------------------------------------
   Total premiums                             $766.3  $768.1   (0.2)%
=====================================================================

Total premiums declined in the Disability Insurance segment for the three months ended March 31, 1997, as compared to the same period in 1996 due to the cession of $65.9 million of premium under the individual disability reinsurance agreement discussed in the Disability Insurance segment section.

Claim block acquisitions, which generated one-time premium in the Disability Insurance and Special Risk Insurance segments, for the three months ended March 31, 1997, and 1996, are summarized in the table below. Management intends to pursue additional claim block acquisitions in the future.

                                                  Three Months Ended
                                                       March 31,
                                                 ---------------------

(Dollars in millions)                                1997     1996
------------------------------------------------------------------
Disability Insurance
  Group LTD                                          $0.9      $1.3
  UNUM Limited                                        0.9       1.2
Special Risk Insurance
  Group Life                                         --         0.1
  Reinsurance Operations                             --        10.5
-------------------------------------------------------------------
   Total                                             $1.8     $13.1
===================================================================

PRETAX OPERATING INCOME (LOSS) BY SEGMENT:
------------------------------------------

The following sections discuss the results of the four business segments and Corporate for the three months ended March 31, 1997, and 1996. Within these business segment discussions, reference is made to pretax operating income
(loss), which excludes realized investment gains (losses) and the special item previously defined.

DISABILITY INSURANCE SEGMENT

On October 23, 1996, UNUM announced the execution of a definitive reinsurance agreement between UNUM America and Centre Life Reinsurance Limited ("Centre Re"), a Bermuda-based reinsurance specialist, for reinsurance coverage of the active life reserves of UNUM America's existing United States non-cancellable individual disability ("ID") block of business. This agreement does not reinsure any claims incurred prior to January 1, 1996. The agreement follows UNUM's announcement in late 1994 that it would no longer market the non-cancellable form of ID coverage in the United States.

The agreement is a finite reinsurance arrangement that transfers liabilities to Center Re based on the level of statutory reserves. Center Re has an obligation to fund a defined risk layer, while UNUM retains the earnings risk related to potential adverse claims experience up to a certain threshold. This threshold amount represents the existence of an experience layer with a value of approximately $205 million at March 31, 1997. UNUM records the value of the experience layer on its Consolidated Balance Sheets as a deposit asset. UNUM's obligation under the agreement is funded by a trust account established in late December 1996. Net cash flows of the reinsured block are transferred to/from the trust account and, together with changes in reserve levels, will determine the value of UNUM's deposit asset.

Starting January 1, 1997, the individual components of the operating results for the reinsured ID business are not reflected on separate lines in UNUM's Consolidated Statement of Income; instead, changes in the deposit asset, which represent the operating results of the reinsured business, are reflected as fees and other income. Since the operating results of the reinsured business are still recognized by UNUM, management continues to focus on the underlying trends of the reinsured business, and in the following discussion, reference to ID includes both the reinsured and unreinsured portions of the business.

The Disability Insurance segment reported increased pretax operating income for the three months ended March 31, 1997, as compared with the same period in 1996. The increase was primarily attributable to increased investment income in all major product lines, lower benefit ratios in group LTD and at UNUM Limited, and decreased commissions and operating expenses in ID. Partially offsetting these favorable factors was unfavorable claims experience in ID.

Pretax operating income for group LTD was favorably affected by a lower benefit ratio and increased investment income for the three months ended March 31,
1997, as compared with the same period in 1996.   The lower benefit ratio was
primarily the result of lower claims incidence and higher claim recoveries, which management primarily attributes to the continued success of its risk management programs, and increased premium growth from stronger sales and improved persistency. Management continues to monitor claim trends in group LTD and responds by periodically adjusting prices on selected new and inforce business, refining underwriting guidelines and strengthening risk management programs.

For the three months ended March 31, 1997, UNUM Limited's pretax operating income was favorably affected by a lower benefit ratio and increased investment income, as compared with the corresponding period in 1996. The lower benefit ratio was primarily the result of a continuing focus on risk management programs. Management believes that the level of future earnings for UNUM Limited will be a function of various factors, including but not limited to, the effectiveness of these continuing risk management actions over time. Due to the relative size of UNUM Limited's block of business, operating results can exhibit claims variability.

For the three month period ended March 31, 1997, pretax operating income for ID decreased compared to the same period in 1996. The reduction in operating income was primarily due to a higher benefit ratio, partially offset by lower commissions and operating expenses. The higher benefit ratio was primarily attributable to an increased level of claims incidence and lower claim recoveries combined with a reduction in premium. This reduction in premium, and the lower commissions and operating expenses, were the result of the transition from the non-cancellable form of ID product to the new guaranteed renewable Lifelong Disability Protection product. During 1994, UNUM increased reserves for existing claims by $83.3 million and strengthened reserves for estimated future losses by $109.1 million. These increased reserves reflected management's expectations of morbidity trends for the existing non-cancellable individual disability business. It is not possible to predict whether morbidity trends will be consistent with UNUM's assumptions; however, as of March 31, 1997, management believes that the strengthened reserves continue to be adequate.

Pretax operating income for the disability reinsurance operations was adversely affected by a higher benefit ratio, primarily attributable to continued unfavorable claims experience combined with a decrease in premium for the three months ended March 31, 1997, as compared with the same period in 1996. Management continues to focus on improving risk management programs and strengthening underwriting standards to address this claims experience.

SPECIAL RISK INSURANCE SEGMENT

The Special Risk Insurance segment reported an increase in pretax operating income for the three months ended March 31, 1997, as compared with the same period in 1996. The increase was primarily due to premium growth driven by strong sales in the group life business in late 1996 and improved persistency. In addition, increased investment income for the segment and additional fee income from the reinsurance underwriting management operations contributed to the improved operating results. Partially offsetting these increases were the effects from unfavorable claims experience in certain reinsurance pools. Due to the nature of the risks underwritten and the relative size of the blocks of businesses, several of the products in the Special Risk Insurance segment can exhibit claims variability.

COLONIAL PRODUCTS SEGMENT

The Colonial Products segment reported increased pretax operating income for the three months ended March 31, 1997, as compared with the same period in 1996. The increase was primarily due to a lower benefit ratio in the cancer product line and increased investment income, principally from increased cash flows. Management continues its efforts to increase sales and premium at Colonial by enhancing collaborative sales across the UNUM enterprise, introducing new products and developing alternative distribution channels.

RETIREMENT PRODUCTS SEGMENT

For the three months ended March 31, 1997, the Retirement Products segment reported decreased pretax operating income as compared with the same period in 1996. The decrease was primarily due to the sale of UNUM's TSA business in October 1996. The TSA business accounted for $1.2 million and $4.8 million of the Retirement Products segment's pretax operating income in first quarter 1997 and 1996, respectively.

On October 1, 1996, UNUM America and First UNUM closed the sale of their respective TSA businesses to The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York ("Lincoln"), both subsidiaries of Lincoln National Corporation. The sale involved approximately 1,700 group contractholders and assets under management of approximately $3.3 billion. The contracts were initially reinsured on an indemnity basis. Upon consent of the TSA contractholders and participants, the contracts are considered reinsured on an assumption basis, legally releasing UNUM America and First UNUM from future contractual obligation to the respective contractholders and participants. The sale resulted in a deferred pretax gain of $80.8 million, which is being recognized in income, as a special item, in proportion to consents for assumption reinsurance, as discussed in the consolidated overview. During the first quarter of 1997, consent for assumption reinsurance has been provided by TSA contractholders and participants owning approximately 72% of assets under management.

To effect the sale of the TSA business, UNUM transferred into a trust account held for the benefit of Lincoln approximately $2,690 million of assets. The amount of assets in the trust increases or decreases in conjunction with the on-going activity in participant accounts, and assets are released from the trust to Lincoln upon consents for assumption reinsurance. Due to the reduced asset base under management resulting from the transfer of assets related to the TSA business to Lincoln, net investment income for the Retirement Products segment declined significantly in first quarter of 1997 as compared to the same period in 1996.

UNUM continues to report the amount of interest credited to TSA contracts for which the consent to transfer from indemnity reinsurance to assumption reinsurance has not been received, with an equivalent amount being reported in fees and other income to reflect reimbursement from Lincoln. In the first quarter of 1997, $24.4 million of interest credited reimbursement is included in fees and other income in the Consolidated Statement of Income.

CORPORATE

The increased pretax operating loss in Corporate for the three months ended March 31, 1997, as compared with the first quarter of 1996, was primarily due to higher operating expenses, primarily related to increased international development and advertising costs, and decreased net investment income.

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

From time to time, dividend payments, which may be subject to approval by insurance regulatory authorities, are made from UNUM's affiliates and insurance subsidiaries to UNUM Corporation. These dividends, along with other funds, are used to service the needs of UNUM Corporation including: debt service, common stock dividends, stock repurchase, corporate development and administrative costs. Net statutory operating income, which excludes realized investment gains net of tax, is one of the major determinants of an insurance company's dividend capacity to its parent in the following fiscal year. Statutory accounting rules and practices, which differ in certain respects from generally accepted accounting principles, are mandated by regulators in an insurance company's state of domicile. In the first quarter of 1997, UNUM's insurance subsidiaries domiciled in the United States reported net statutory operating income of approximately $51 million, as compared with approximately $49 million for the same period in 1996.

Cash flow requirements are also supported by a committed revolving credit facility totaling $500 million, which expires on October 1, 2001. UNUM's commercial paper program is supported by the revolving credit facility and is available for general liquidity needs, capital expansion, acquisitions and stock repurchase. The committed revolving credit facility contains certain covenants that, among other provisions, require maintenance of certain levels of stockholders' equity and limits on debt levels.

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

At March 31, 1997, UNUM had short-term and long-term debt totaling $202.1 million and $409.3 million, respectively. At March 31, 1997, approximately $354 million was available for additional financing under the existing revolving credit facility and $500 million of investment grade debt instruments were available for issuance under the shelf registration. Contingent upon market conditions and corporate needs, management may refinance short-term notes payable for longer term securities.

In the normal course of business, UNUM enters into letters of credit, primarily to satisfy capital requirements related to certain subsidiary transactions. UNUM had outstanding letters of credit of $84.7 million at March 31, 1997.

Effective October 23, 1996, UNUM's Board of Directors approved an expansion of the Company's stock repurchase program to 6.0 million shares by authorizing an additional 3.7 million shares. At March 31, 1997, approximately 2.1 million shares of common stock remained authorized for repurchase. Through the first three months of 1997, UNUM acquired approximately 2.4 million shares of its common stock in the open market at an aggregate cost of $184.9 million.

LITIGATION

In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at March 31, 1997. In some instances, these proceedings include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position or the consolidated operating results of UNUM.

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

UNUM Corporation and Subsidiaries
Form 10-Q
March 31, 1997

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                                                                          Page
(a) Exhibit Index

   12. Statement re:  Computation of ratio of earnings to fixed charges.    20

   15. Letter re:  Unaudited interim financial information.                 21

   27. Financial Data Schedules

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the quarter ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date May 9, 1997               /s/ ROBERT W. CRISPIN
     --------------------      -----------------------------

                               Robert W. Crispin
                               Executive Vice President and
                               Chief Financial Officer




Date May 9, 1997               /s/ JOHN M. LANG, JR.
     --------------------      ------------------------------

                               John M. Lang, Jr.
                               Vice President and
                               Corporate Controller