Form 10-Q
period 1997-06-30
UNUM CORP
filed 1997-08-08
CIK 795581

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                       OR
         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM              TO

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

             CLASS                         OUTSTANDING AT JUNE 30, 1997
COMMON STOCK, $0.10 PAR VALUE                     139,533,374 SHARES

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q

INDEX
                                                                     Page

Part I. Financial Information

      Item 1.  Financial Statements

             Consolidated Statements of Income - Three Months and
               Six Months Ended June 30, 1997, and 1996 (Unaudited)

             Consolidated Balance Sheets as of June 30, 1997,
               (Unaudited) and December 31, 1996

             Consolidated Statements of Cash Flows - Six Months
               Ended June 30, 1997, and 1996 (Unaudited)

             Notes to Consolidated Financial Statements (Unaudited)

             Independent Accountant's Review Report

      Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Part II.  Other Information

      Item 4.  Submission of Matters to a Vote of Security Holders

      Item 6.  Exhibits and Reports on Form 8-K

Signatures

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q
C O N S O L I D A T E  D   S T A T E M E N T S   O F   I N C O M E
                                       Three Months Ended      Six Months Ended
                                            June 30,                June 30,
                                       ------------------     ------------------

(Unaudited - Dollars in millions, except
 per common share data)
                                         1997        1996        1997      1996
--------------------------------------------------------------------------------
REVENUES
Premiums                               $768.7      $762.3    $1,535.0  $1,530.4
Investment income                       164.9       212.2       329.7     421.9
Net realized investment gains (losses)   (3.0)       (3.1)       (5.2)      0.4
Fees and other income                    43.9        19.1       158.0      39.2
-------------------------------------------------------------------------------
  Total revenues                        974.5       990.5     2,017.5   1,991.9

BENEFITS AND EXPENSES
Benefits to policyholders               573.9       563.5     1,152.5   1,146.4
Interest credited                        18.9        50.0        52.3     101.4
Operating expenses                      188.1       199.7       370.3     380.2
Commissions                              92.6        89.8       182.9     183.4
Increase in deferred policy
  acquisition costs                     (36.0)      (28.9)      (59.4)    (48.9)
Interest expense                         10.6        10.4        20.8      20.7
-------------------------------------------------------------------------------
  Total benefits and expenses           848.1       884.5     1,719.4   1,783.2
-------------------------------------------------------------------------------
Income before income taxes              126.4       106.0       298.1     208.7

INCOME TAXES
Current                                  17.0        17.1        35.6      43.8
Deferred                                 21.8        15.0        59.9      18.9
-------------------------------------------------------------------------------
  Total income taxes                     38.8        32.1        95.5      62.7
-------------------------------------------------------------------------------
NET INCOME                             $ 87.6       $73.9     $ 202.6   $ 146.0
===============================================================================
NET INCOME PER COMMON SHARE            $ 0.63       $0.50     $  1.44   $  1.00
===============================================================================
See notes to consolidated financial statements.

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q
C O N S O L I D A T E D   B A L A N C E   S H E E T S
                                                     June 30, 1997  December 31,
(Dollars in millions)                                  (Unaudited)          1996
--------------------------------------------------------------------------------
ASSETS
Investments
 Fixed maturities available for sale-at fair value
  (amortized cost: 1997-$6,664.0; 1996-$6,656.7)         $ 6,916.2   $ 6,942.7
 Equity securities available for sale-at fair value
  (cost: 1997-$22.2; 1996-$23.8)                              32.5        31.3
 Mortgage loans                                            1,120.9     1,132.1
 Real estate, net                                            231.2       248.1
 Policy loans                                                140.9       232.9
 Other long-term investments                                   5.8        14.2
 Short-term investments                                      203.2       123.4
--------------------------------------------------------------------------------
   Total investments                                       8,650.7     8,724.7
Cash                                                          39.0        77.0
Accrued investment income                                    158.2       166.1
Premiums due                                                 278.7       252.4
Deferred policy acquisition costs                            902.7       844.2
Property and equipment, net                                  192.5       181.0
Reinsurance receivables                                    1,228.1     1,113.8
Deposit assets                                               706.4     2,846.6
Other assets                                                 521.8       518.0
Separate account assets                                       59.7       743.7
--------------------------------------------------------------------------------
   Total assets                                          $12,737.8   $15,467.5
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Future policy benefits                                  $ 1,955.6   $ 1,881.1
 Unpaid claims and claim expenses                          5,485.3     5,289.3
 Other policyholder funds                                  1,275.0     3,533.6
 Income taxes
  Current                                                     46.5        61.3
  Deferred                                                   397.4       341.8
 Notes payable                                               544.4       526.9
 Other liabilities                                           733.6       826.7
 Separate account liabilities                                 59.7       743.7
--------------------------------------------------------------------------------
    Total liabilities                                     10,497.5    13,204.4
Stockholders' equity
 Preferred stock (par value $0.10 per share, authorized
  10,000,000 shares, none issued)
 Common stock (par value $0.10 per share, authorized
  240,000,000 shares, issued 199,975,916 shares               20.0        10.0
 Additional paid-in capital                                1,109.5     1,103.4
 Unrealized gains on available for sale securities, net       75.5        82.3
 Unrealized foreign currency translation adjustment          (10.1)       (1.2)
 Retained earnings                                         2,034.4     1,871.4
--------------------------------------------------------------------------------
                                                           3,229.3     3,065.9
 Less:
  Treasury stock, at cost (1997- 60,442,542 shares;
   1996- 56,331,188 shares)                                  973.0       792.2
  Restricted stock deferred compensation                      16.0        10.6
--------------------------------------------------------------------------------
   Total stockholders' equity                              2,240.3     2,263.1

   Total liabilities and stockholders' equity            $12,737.8   $15,467.5
================================================================================

See notes to consolidated financial statements.

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q
C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S
                                                               Six Months Ended
                                                                   June 30,
                                                               ----------------

(Unaudited - Dollars in millions)                                1997      1996
-------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                     $202.6    $146.0
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Increase in future policy benefits and unpaid
  claims and claim expenses                                     291.7     315.4
 Increase in amounts receivable under reinsurance agreements   (116.2)    (98.7)
 Increase in income tax liability                                45.9      22.2
 Increase in deferred policy acquisition costs                  (60.2)    (48.9)
 Decrease in deposit assets                                      29.8      --
 Recognition of deferred gain on sale of tax-sheltered
  annuities                                                     (67.4)     --
 Other                                                          (88.5)    (14.3)
--------------------------------------------------------------------------------
   Net cash provided by operating activities                    237.7     321.7

INVESTING ACTIVITIES:
Maturities of fixed maturities available for sale               172.7     453.9
Sales of fixed maturities available for sale                    426.4     820.9
Sales and maturities of other investments                       111.9     115.9
Purchases of fixed maturities available for sale               (599.1) (1,474.7)
Purchases of other investments                                  (89.9)   (107.5)
Net (increase) decrease in short-term investments               (79.6)    155.5
Net additions to property and equipment                         (23.2)    (28.2)
--------------------------------------------------------------------------------
   Net cash used in investing activities                        (80.8)    (64.2)

FINANCING ACTIVITIES:
Deposits and interest credited to investment contracts          221.3     304.1
Maturities and withdrawals from investment contracts           (213.4)   (494.4)
Dividends to stockholders                                       (39.5)    (39.5)
Treasury stock acquired                                        (197.1)     (8.8)
Repayment of notes payable                                      (15.0)    (15.0)
Net increase (decrease) in short-term debt                       32.4     (10.6)
Other                                                            16.9      10.2
--------------------------------------------------------------------------------
   Net cash used in financing activities                       (194.4)   (254.0)

Effect of exchange rate changes on cash                          (0.5)     (0.6)
--------------------------------------------------------------------------------
Net increase (decrease) in cash                                 (38.0)      2.9
Cash at beginning of year                                        77.0      42.5
--------------------------------------------------------------------------------
Cash at end of period                                          $ 39.0  $   45.4
================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Income taxes                                                  $ 46.8  $   32.1
 Interest                                                      $ 20.9  $   19.8

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  As discussed in Note 4, consent for assumption reinsurance has been given by contractholders and participants owning approximately 84% of assets under management related to the tax-sheltered annuity business UNUM sold in 1996. In connection with the consents received through June 30, 1997, UNUM reduced its deposit assets by $2,110.4 million, policy loan assets by $99.4 million, other policyholder fund liabilities by $2,266.5 million, and separate account assets and liabilities by $485.1 million.
================================================================================

See notes to consolidated financial statements.

UNUM Corporation and Subsidiaries
Form 10-Q
Notes to Consolidated Financial Statements (Unaudited)
June 30, 1997

NOTE 1.  BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in the financial statements. Interim results for the three month and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the audited consolidated financial statements and footnotes included in the 1996 annual report to stockholders of UNUM Corporation and subsidiaries ("UNUM").

NOTE 2.  COMMON STOCK SPLIT
---------------------------

On March 14, 1997, UNUM's Board of Directors declared a two-for-one common stock split, subject to shareholder approval of a proposal to increase the number of authorized shares of common stock. On May 9, 1997, UNUM's shareholders approved an increase in the number of authorized shares of common stock to 240 million from 120 million. The stock split was completed on June 2, 1997, through the distribution of one additional share for each share of stock already issued, to holders of record on May 19, 1997. Accordingly, all numbers of common shares and per common share data have been restated to reflect the stock split. Par value of $10.0 million was transferred to common stock from additional paid-in capital in second quarter 1997.

NOTE 3.  ACCOUNTING CHANGE
--------------------------

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

To effect the sale of the TSA business, UNUM transferred into a trust account held for the benefit of Lincoln approximately $2,690 million of assets. The amount of assets in the trust increases or decreases in conjunction with the on-going activity in participant accounts, and assets are released from the trust to Lincoln upon consents for assumption reinsurance. UNUM has recorded a deposit asset in its Consolidated Balance Sheets representing the assets remaining in the trust, which supports the TSA contracts of those contractholders and participants that have not given consent for assumption reinsurance. At June 30, 1997, the deposit asset related to the TSA transaction was approximately $494 million.

The sale resulted in a deferred pretax gain of $80.8 million, which is being recognized in income in proportion to consents for assumption reinsurance. Through June 30, 1997, consent for assumption reinsurance has been provided by TSA contractholders and participants owning approximately 84% of assets under management.

Historical results of the TSA business included in UNUM's Consolidated Statements of Income were as follows:

                                          Three Months Ended    Six Months Ended
                                               June 30,               June 30,
                                          ------------------    ----------------

(Dollars in millions, except per
 common share data)                       1997        1996      1997        1996
--------------------------------------------------------------------------------
Revenues                                 $20.2       $52.3    $106.3      $108.8
Net income                               $ 6.1       $ 2.9    $ 44.6      $  7.5
Net income per common share              $0.04       $0.02    $ 0.32      $ 0.05
================================================================================

The results shown above for the three month period ended June 30, 1997, include $9.4 million of revenues, reported as fees and other income, $6.1 million of net income and $0.04 of net income per common share related to the recognition of approximately 12% of the deferred pretax gain on the TSA sale.

The results shown above for the six month period ended June 30, 1997, include $67.4 million of revenues, reported as fees and other income, $43.6 million of net income and $0.31 of net income per common share related to the recognition of approximately 84% of the deferred pretax gain on the TSA sale.

NOTE 5.  INDIVIDUAL DISABILITY REINSURANCE
------------------------------------------

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

The agreement is a finite reinsurance arrangement that transfers liabilities to Center Re based on the level of statutory reserves. Center Re has an obligation to fund a defined risk layer, while UNUM retains the earnings risk related to potential adverse claims experience up to a certain threshold. This threshold amount represents the existence of an experience layer with a value of
approximately $213 million at June 30, 1997.   UNUM records the value of the
experience layer on its Consolidated Balance Sheets as a deposit asset. UNUM's obligation under the agreement is funded by a trust account established in late December 1996. Net cash flows of the reinsured block are transferred to/from the trust account and, together with changes in reserve levels, determine the value of UNUM's deposit asset. Changes in the deposit asset are reflected in UNUM's Consolidated Statement of Income as fees and other income.

NOTE 6.  EARNINGS PER SHARE
---------------------------

The weighted average number of shares outstanding used to calculate earnings per share was approximately 139,399,000 and 146,621,000 for second quarter 1997 and 1996, respectively. The weighted average shares outstanding for the six months ended June 30, 1997, and 1996, were approximately 140,885,000 and 146,428,000, respectively. The assumed exercise of outstanding stock options would not result in a material dilution of earnings per share.

NOTE 7.  DIVIDENDS TO STOCKHOLDERS
----------------------------------

On July 10, 1997, UNUM's Board of Directors declared a fourteen and one quarter cents per share cash dividend. The dividend is payable on August 15, 1997, to common stockholders of record at the close of business on July 28, 1997. During the first six months of 1997, cash dividends of fourteen and one quarter cents per share and thirteen and three quarter cents per share were paid on May 16 and February 21, respectively.

NOTE 8.  CAPITAL STOCK
----------------------

Effective October 23, 1996, UNUM's Board of Directors approved an expansion of the Company's stock repurchase program to 12.0 million shares by authorizing an additional 7.4 million shares. At June 30, 1997, approximately 3.8 million shares of common stock remained authorized for repurchase. Through the first six months of 1997, UNUM acquired approximately 5.2 million shares of its common stock in the open market at an aggregate cost of $197.1 million.

NOTE 9.  LITIGATION
-------------------

In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at June 30, 1997. In some instances, these proceedings include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position or the consolidated operating results of UNUM.

On December 29, 1993, UNUM filed a suit in the United States District Court for the District of Maine seeking a federal income tax refund. The suit is based on a claim for a deduction in certain prior tax years for $652 million in cash and stock distributed to policyholders in connection with the 1986 conversion of Union Mutual Life Insurance Company to a stock company. UNUM has fully paid, and provided for in prior years' financial statements, the tax at issue in this litigation. On May 23, 1996, the District Court issued its decision that the distribution in question was not a deductible expenditure. UNUM believes its claims are meritorious and has appealed the decision to the United States Court of Appeals for the First Circuit. The ultimate recovery, if any, cannot be determined at this time.

NOTE 10.  NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

In March 1997, the Financial Accounting Standards Board ("FASB") issued FAS
No. 128, "Earnings Per Share," which is intended to simplify the computation and presentation of earnings per share ("EPS"). FAS 128 supersedes Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share." FAS 128 will eliminate the concept of "primary" EPS and require dual presentation of "basic" and "diluted" EPS. Diluted EPS under FAS 128 is similar to "fully diluted" EPS as defined by APB 15. UNUM is required to adopt FAS 128 effective December 31, 1997. As stated in Note 6, under the caption "Earnings Per Share," the assumed exercise of UNUM's outstanding stock options does not result in a material dilution of EPS.

In March 1997, the FASB issued FAS No. 129, "Disclosures of Information About Capital Structure," which clarifies disclosure requirements related to the type, and nature, of securities contained in an entity's capital structure. UNUM is required to adopt FAS 129 effective December 31, 1997.

In June 1997, the FASB issued FAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a financial statement with the same prominence as other financial statements. Comprehensive income is defined as net income adjusted for changes in stockholders' equity resulting from events other than net income or transactions related to an entity's capital instruments. UNUM is required to adopt FAS 130 effective January 1, 1998, with reclassification of financial statements for earlier years required.

In June 1997, the FASB issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. Generally, FAS 131 requires that financial information be reported on the basis that is used internally for evaluating performance. UNUM is required to adopt FAS 131 effective January 1, 1998, and comparative information for earlier years must be restated. UNUM has not yet determined what impact FAS 131 may have on its current segment reporting structure.

NOTE 11. NEW ACCOUNTING POLICY DISCLOSURE
-----------------------------------------

The United States Securities and Exchange Commission ("SEC") recently issued Rule 4-08(n) under Regulation S-X, which requires additional disclosures regarding accounting policies for derivative instruments. The additional disclosures, as shown below, are required for SEC filings that include financial statements for fiscal periods ending after June 15, 1997.

UNUM periodically uses options, futures, forward exchange contracts and interest rate swaps, which are common derivative financial instruments, to hedge certain risks associated with anticipated purchases and sales of investments, anticipated debt issuance, and certain payments denominated in foreign currencies, primarily British pounds sterling, Canadian dollars and Japanese yen. These derivative financial instruments are used to protect UNUM from the effect of market fluctuations in interest and exchange rates between the contract date and the date on which the hedged transaction occurs.

In using these instruments, UNUM is subject to the off-balance-sheet risk that the counterparties of the transactions will fail to perform as contracted. UNUM manages this risk by only entering into contracts with highly rated institutions and listed exchanges. UNUM does not hold or issue derivative financial instruments for the purpose of trading.

Historically, all positions UNUM has taken in derivative contracts have qualified for hedge accounting in accordance with the criteria established by FAS 52, "Foreign Currency Translation," and FAS 80, "Accounting for Futures Contracts." Upon entering a derivative contract, UNUM uses this criteria to evaluate the correlation of risk protection provided by a derivative contract to the risk created by market fluctuations to ensure hedge accounting is appropriate. Accordingly, gains or losses related to qualifying hedges of firm commitments or anticipated transactions involving investment purchases and debt issuance are deferred and recognized as an adjustment of the carrying amount of the underlying asset or liability when the hedged transaction occurs. Gains or losses related to qualifying hedges of anticipated transactions involving the sale of investments are deferred and recognized in income when the hedged transaction occurs. No gains or losses related to qualifying hedges of anticipated transactions involving payments denominated in foreign currencies are recorded if the hedged transaction is likely to occur.

The amount of any deferred gains or losses on outstanding interest rate futures contracts, which require daily cash settlement, are included in fixed maturities in UNUM's Consolidated Balance Sheet. The fair values of any outstanding forward exchange rate contracts, options and interest rate swap agreements, which do not require daily cash settlement, are not recognized in UNUM's Consolidated Balance Sheet.

Any resulting gains or losses from early termination of a derivative designated as a hedge are deferred and recognized in income or as an adjustment of the carrying amount of the underlying asset or liability when the hedged transaction occurs. Any gains or losses that result when the designated item is extinguished, such as maturity, sale, or termination, or when the hedged transaction is no longer likely to occur, are included in income in the period in which the extinguishment takes place or it is known that the hedged transaction will not occur.

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

Summarized financial information for the four business segments and Corporate is as follows:

                                       Three Months Ended      Six Months Ended
                                            June 30,                June 30,
                                       ------------------      ----------------

(Dollars in millions)                    1997         1996      1997       1996
-------------------------------------------------------------------------------
REVENUES
Disability Insurance                   $570.4       $582.7  $1,134.1   $1,166.0
Special Risk Insurance                  218.8        193.9     450.9      396.9
Colonial Products                       148.0        137.3     290.6      271.2
Retirement Products                      35.7         71.5     138.5      147.9
Corporate                                 1.6          5.1       3.4        9.9
--------------------------------------------------------------------------------
     Total revenue                     $974.5       $990.5  $2,017.5   $1,991.9
================================================================================
INCOME (LOSS) BEFORE INCOME TAXES
Disability Insurance                   $ 75.5       $ 68.3  $  151.1   $  132.6
Special Risk Insurance                   28.4         19.3      55.8       38.3
Colonial Products                        24.8         23.5      46.7       42.2
Retirement Products                      10.2          2.6      69.9        8.9
Corporate                               (12.5)        (7.7)    (25.4)     (13.3)
-------------------------------------------------------------------------------
     Total income before income taxes   126.4        106.0     298.1      208.7
Income taxes                             38.8         32.1      95.5       62.7
-------------------------------------------------------------------------------
Net income                             $ 87.6       $ 73.9  $  202.6   $  146.0
===============================================================================

                                                  June 30,         December 31,
(Dollars in millions)                                 1997                 1996
-------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
Disability Insurance                             $ 7,849.9            $ 7,846.8
Special Risk Insurance                             1,401.4              1,297.1
Colonial Products                                  1,243.7              1,094.1
Retirement Products                                1,429.9              4,478.8
Corporate                                            455.3                396.7
Individual Participating Life and Annuity            357.6                354.0
-------------------------------------------------------------------------------
     Total assets                                $12,737.8            $15,467.5
===============================================================================

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                     --------------------------------------


To the Board of Directors and Stockholders
UNUM Corporation

We have reviewed the accompanying consolidated balance sheet of UNUM Corporation and subsidiaries as of June 30, 1997, and the related consolidated statements of income for the three month and six month periods ended June 30, 1997, and 1996, and consolidated statements of cash flows for the six month periods then ended. These financial statements are the responsibility of the Company's management.

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


/s/ COOPERS & LYBRAND  L.L.P.

Portland, Maine
July 23, 1997

UNUM Corporation and Subsidiaries
Form 10-Q
June 30, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements (Unaudited) and Notes to Consolidated Financial Statements (Unaudited) included elsewhere in the Form 10-Q.

CONSOLIDATED OVERVIEW

Effective June 2, 1997, UNUM completed a two-for-one common stock split as discussed in Note 2 of the Consolidated Financial Statements. Accordingly, all numbers of common shares and per common share data have been restated to reflect the stock split. Net income for the quarter ended June 30, 1997, was $87.6 million, or $0.63 per share, as compared with net income of $73.9 million, or $0.50 per share, for the same quarter in 1996. For the six months ended June 30, 1997, net income was $202.6 million, or $1.44 per share, as compared with $146.0 million, or $1.00 per share, for the same period in 1996. Revenues for UNUM were $974.5 million for second quarter 1997 and $990.5 million for second quarter 1996. For the six months ended June 30, 1997, revenues were $2,017.5 million as compared with $1,991.9 million for the same period in 1996.

A comparison of net income is impacted by the inclusion of realized investment gains or losses and a special item that occurred in both first and second quarter of 1997. This management's discussion and analysis discusses the results of operations on a pretax operating income basis, which is defined as income (loss) before income taxes exclusive of realized investment gains (losses) and special items. Special items are excluded from pretax operating income as management considers them to be unusual, and also believes a discussion of the results on a pretax operating income basis provides a better understanding of the results of operations. The following table summarizes pretax operating income (loss) for the four business segments and Corporate for the three months and six months ended June 30, 1997, and 1996, and is followed by a discussion of the 1997 special item and a reconciliation of income (loss) before income tax to pretax operating income (loss).

                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                  ---------------------   ----------------------
(Dollars in millions)             1997    1996   Change   1997    1996    Change
--------------------------------------------------------------------------------
SUMMARY OF PRETAX OPERATING
 INCOME (LOSS)
  Disability Insurance Segment  $ 77.8  $ 70.0   11.1%  $154.6  $132.5     16.7%
  Special Risk Insurance Segment  28.5    19.3   47.7     55.5    37.9     46.4
  Colonial Products Segment       25.0    23.6    5.9     47.3    42.0     12.6
  Retirement Products Segment      1.2     4.3  (72.1)     3.2     9.7    (67.0)
  Corporate                      (12.5)   (8.1)  54.3    (24.7)  (13.8)    79.0
--------------------------------------------------------------------------------
     Total pretax operating
      income                    $120.0  $109.1   10.0%  $235.9  $208.3     13.3%
================================================================================

UNUM reported increased pretax operating income for the three months and six months ended June 30, 1997, as compared with the same periods in 1996. The increase was primarily attributable to increased investment income across most product lines, improved premium growth in group long term disability ("group LTD"), reported in the Disability Insurance segment, and in group life, reported in the Special Risk Insurance segment, favorable expense growth as a result of continued expense management, and favorable claims experience for group LTD. In addition, for the six month period ended June 30, 1997, as compared with the same period in 1996, pretax operating income was favorably affected by increased fee income from reinsurance management operations, reported in the Special Risk Insurance segment. Partially offsetting these increases in both the three and six month periods were unfavorable claims experience in certain disability businesses, including individual disability ("ID"), UNUM Limited, and group short term disability ("group STD"), all of which are reported in the Disability Insurance segment, reduced pretax operating income in the Retirement Products segment as a result of the sale of the group tax-sheltered annuity business, and unfavorable claims experience in certain reinsurance pools, reported in the Special Risk Insurance segment.

SPECIAL ITEM IN FIRST AND SECOND QUARTER 1997
---------------------------------------------

On October 1, 1996, UNUM Life Insurance Company of America ("UNUM America") and First UNUM Life Insurance Company ("First UNUM") closed the sale of their respective group tax-sheltered annuity ("TSA") businesses to The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York, both subsidiaries of Lincoln National Corporation. The sale resulted in a deferred pretax gain which is being recognized in income, as a special item, in proportion to contractholder and participant consents for assumption reinsurance. For the three month period ended June 30, 1997, consent for assumption reinsurance was provided by TSA contractholders and participants owning approximately 12% of assets under management. For the six months ended June 30, 1997, consents have been received relating to approximately 84% of assets under management. For the three month and six month periods ended June 30, 1997, these consents resulted in the recognition of $9.4 million and $67.4 million, respectively, of the total deferred pretax gain of $80.8 million. The recognized gains are reflected as fees and other income in the Retirement Products segment.

RECONCILIATION OF INCOME (LOSS) BEFORE INCOME TAXES TO PRETAX OPERATING INCOME
(LOSS)
------------------------------------------------------------------------------
The following table reconciles income (loss) before income taxes to pretax operating income (loss) for the four business segments and Corporate for the three months and six months ended June 30, 1997, and 1996:
                       Disability    Special Risk    Colonial   Retirement             Consolidated
(Dollars in millions)  Insurance     Insurance       Products   Products    Corporate      UNUM
---------------------------------------------------------------------------------------------------
Three Months Ended June 30, 1997:
---------------------------------
Income (loss) before
 income taxes           $ 75.5       $28.4           $24.8      $10.2       $(12.5)     $126.4
Exclude realized
 investment losses         2.3         0.1             0.2        0.4          --          3.0
---------------------------------------------------------------------------------------------------
                          77.8        28.5            25.0       10.6        (12.5)      129.4
Special item:
  TSA deferred gain
   recognition              --          --              --       (9.4)          --        (9.4)
----------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME
  (LOSS)                $ 77.8       $28.5           $25.0      $ 1.2       $(12.5)     $120.0
====================================================================================================

Three Months Ended June 30, 1996:
---------------------------------
Income (loss) before
 income taxes           $ 68.3       $19.3           $23.5      $ 2.6       $ (7.7)     $106.0
Exclude realized
 investment (gains)losses  1.7          --             0.1        1.7         (0.4)        3.1
----------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME
 (LOSS)                 $ 70.0       $19.3           $23.6      $ 4.3       $ (8.1)     $109.1
====================================================================================================

Six Months Ended June 30, 1997:
-------------------------------

Income (loss) before
 income taxes           $151.1       $55.8           $46.7      $69.9       $(25.4)     $298.1
Exclude realized
 investment (gains)losses  3.5        (0.3)            0.6        0.7          0.7         5.2
----------------------------------------------------------------------------------------------------
                         154.6        55.5            47.3       70.6        (24.7)      303.3
Special item:
  TSA deferred gain
   recognition              --          --               --     (67.4)           --      (67.4)
----------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME
 (LOSS)                 $154.6       $55.5           $47.3      $ 3.2       $(24.7)     $235.9
====================================================================================================

Six Months Ended June 30, 1996:
-------------------------------
Income (loss) before
 income taxes           $132.6       $38.3           $42.2      $ 8.9       $(13.3)     $208.7
Exclude realized
 investment (gains)losses (0.1)       (0.4)           (0.2)       0.8         (0.5)       (0.4)
----------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME
 (LOSS)                 $132.5       $37.9           $42.0      $ 9.7       $(13.8)     $208.3
====================================================================================================

PREMIUMS:
---------

Premiums for the three months and six months ended June 30, 1997, and 1996, are summarized by segment in the table below.
                          Three Months Ended              Six Months Ended
                               June 30,                       June 30,
                       ------------------------    -----------------------------
(Dollars in millions)  1997     1996     Change        1997       1996    Change
--------------------------------------------------------------------------------
Disability Insurance
  Group LTD          $295.2   $265.9     11.0%     $  586.6   $  534.8     9.7%
  Group STD            49.4     38.6     28.0          96.8       75.2    28.7
  UNUM Limited         36.9     33.9      8.8          73.6       66.2    11.2
  ID                   35.3    102.5    (65.6)         70.5      205.3   (65.7)
  Other Disability
   Insurance           23.5     19.0     23.7          46.1       40.7    13.3
--------------------------------------------------------------------------------
   Total              440.3    459.9     (4.3)        873.6      922.2    (5.3)
Special Risk Insurance
  Group Life          126.4    106.2     19.0         252.1      210.0    20.0
  Other Special Risk
   Products            67.6     66.4      1.8         143.2      141.9     0.9
--------------------------------------------------------------------------------
   Total              194.0    172.6     12.4         395.3      351.9    12.3
Colonial Products     132.7    124.6      6.5         261.4      246.0     6.3
Retirement Products     1.7      5.2    (67.3)          4.7       10.3   (54.4)
--------------------------------------------------------------------------------
   Total premiums    $768.7   $762.3      0.8%     $1,535.0   $1,530.4     0.3%
================================================================================

Total premiums declined in the Disability Insurance segment for the three months and six months ended June 30, 1997, as compared with the same periods in 1996, due to the cession of $62.6 million and $128.5 million, respectively, of premium under the ID reinsurance agreement discussed in the Disability Insurance segment section of this Management Discussion and Analysis. The strong premium growth exhibited in most lines of business is the result of improved sales growth in recent quarters and improved persistency.

Claim block acquisitions, which generated one-time premium in the Disability Insurance and Special Risk Insurance segments for the three months and six months ended June 30, 1997, and 1996, are summarized in the table below. Management intends to pursue additional claim block acquisitions in the future.

                              Three Months Ended       Six Months Ended
                                   June 30,                June 30,
                              ------------------       ----------------
(Dollars in millions)         1997          1996       1997        1996
-----------------------------------------------------------------------
Disability Insurance
  Group LTD                   $2.9          $0.7       $3.8       $ 2.0
  UNUM Limited                 0.3           6.0        1.2         7.2
Special Risk Insurance
  Group Life                  --            --         --           0.1
  Reinsurance Operations      --            --         --          10.5
-----------------------------------------------------------------------
   Total                      $3.2          $6.7       $5.0       $19.8
=======================================================================

PRETAX OPERATING INCOME (LOSS) BY SEGMENT:
------------------------------------------

The following sections discuss the results of the four business segments and Corporate for the three months and six months ended June 30, 1997, and 1996. Within these business segment discussions, reference is made to pretax operating income (loss), which excludes realized investment gains (losses) and the special item previously defined.

DISABILITY INSURANCE SEGMENT

On October 23, 1996, UNUM announced the execution of a definitive reinsurance agreement between UNUM America and Centre Life Reinsurance Limited ("Centre Re"), a Bermuda-based reinsurance specialist, for reinsurance coverage of the active life reserves of UNUM America's existing United States non-cancellable ID block of business. This agreement does not reinsure any claims incurred prior to January 1, 1996. The agreement follows UNUM's announcement in late 1994 that it would no longer market the non-cancellable form of ID coverage in the United States.

The agreement is a finite reinsurance arrangement that transfers liabilities to Center Re based on the level of statutory reserves. Center Re has an obligation to fund a defined risk layer, while UNUM retains the earnings risk related to potential adverse claims experience up to a certain threshold. This threshold amount represents the existence of an experience layer with a value of approximately $213 million at June 30, 1997. UNUM records the value of the experience layer on its Consolidated Balance Sheets as a deposit asset. UNUM's obligation under the agreement is funded by a trust account established in late December 1996. Net cash flows of the reinsured block are transferred to/from the trust account and, together with changes in reserve levels, will determine the value of UNUM's deposit asset.

Starting January 1, 1997, the individual components of the operating results for the reinsured ID business are not reflected on separate lines in UNUM's Consolidated Statement of Income; instead, changes in the deposit asset, which represent the operating results of the reinsured business, are reflected as fees and other income. Accordingly, UNUM continues to focus on the underlying trends of the reinsured business, and in the following discussion, reference to ID includes both the reinsured and unreinsured portions of the business.

The Disability Insurance segment reported increased pretax operating income for the three months and six months ended June 30, 1997, as compared with the same periods in 1996. For the three month and six month periods, pretax operating income benefited from increased investment income in all major product lines, improved premium growth for the segment, favorable expense growth, and favorable claims experience in group LTD. Partially offsetting these favorable factors was unfavorable claims experience in ID, at UNUM Limited, and in group STD.

Pretax operating results for group LTD were favorably affected by a lower benefit ratio, improved premium growth from stronger sales in recent quarters and improved persistency, increased investment income and a lower operating expense ratio for the three months and six months ended June 30, 1997, as compared with the same periods in 1996. The lower benefit ratio was primarily the result of lower claims incidence, which management primarily attributes to the continued success of its risk management programs. Management continues to monitor claim trends in group LTD and responds by periodically adjusting prices on selected new and inforce business, refining underwriting guidelines and strengthening risk management programs. Continued expense management and the improved premium growth combined to result in the improvement in the operating expense ratio.

For the three month period ended June 30, 1997, UNUM Limited's pretax operating results were unfavorably affected by an increased benefit ratio in its group long term disability business, partially offset by a lower operating expense ratio and increased investment income, as compared with the corresponding period in 1996. Pretax operating results for the six month period ended June 30, 1997, when compared with the same period in 1996, were favorably impacted by increased investment income and a lower operating expense ratio, partially offset by an increased benefit ratio. Management believes that the level of future earnings for UNUM Limited will be a function of various factors, including but not limited to, the effectiveness of continuing risk management actions over time. Due to the relative size of UNUM Limited's block of business, operating results can exhibit claims variability.

For the three month and six month periods ended June 30, 1997, pretax operating results for ID decreased as compared with the corresponding periods in 1996. UNUM's ID business consists primarily of closed blocks of non-cancellable policies and small blocks of guaranteed renewable products, including the new Lifelong Disability Protection product. These types of blocks of business, by nature, can exhibit volatility in claims experience and operating results. The reduction in operating results for the three month and six month periods was primarily due to unfavorable claims experience. As evidenced in first quarter 1997, ID continued to incur increased levels of claims incidence, increased severity and lower claim recoveries in the non-cancellable blocks of business. As seen in the past, the non-cancellable blocks are experiencing a higher incidence of new claims and a disproportionate number of large claims that management has attributed to certain occupational segments of the business, particularly physicians. For the six month period, the effect of unfavorable claims experience was partially offset by increased investment income and lower commissions. Commissions were lower as the result of reduced sales during the transition from the non-cancellable form of ID product to the new guaranteed renewable Lifelong Disability Protection product. During 1994, UNUM increased reserves for existing claims by $83.3 million and strengthened reserves for estimated future losses by $109.1 million. These increased reserves reflected management's expectations of morbidity trends for the existing non-cancellable individual disability business. It is not possible to predict whether morbidity trends will be consistent with UNUM's assumptions; however, as of June 30, 1997, management believes that the strengthened reserves continue to be adequate.

For the three month and six month periods ended June 30, 1997, group STD's pretax operating results were favorably affected by premium growth from strong sales in recent quarters and a lower operating expense ratio. These favorable factors were partially offset by a higher benefit ratio.

Long term care ("LTC") pretax operating results improved for the three month and six month periods ended June 30, 1997, compared with the same periods in 1996. While the LTC block of business is still relatively small, it has shown improved premium growth during 1997, and its contribution to the segment's pretax operating income increased when compared with 1996.

SPECIAL RISK INSURANCE SEGMENT

The Special Risk Insurance segment reported an increase in pretax operating income for the three months ended June 30, 1997, as compared with second quarter 1996. The increase was primarily driven by strong premium growth as a result of improved sales and persistency in the group life business. In addition, improved benefit ratios in certain other life product lines and increased investment income for the segment contributed to the increase in pretax operating income. The effects of unfavorable claims experience in certain reinsurance pools partially offset these favorable factors.

The increase in pretax operating income in the Special Risk Insurance segment for the six months ended June 30, 1997, was also primarily driven by strong premium growth as a result of improved sales and persistency in the group life business. In addition, pretax operating income for this period was favorably affected by increased investment income for the segment, additional fee income largely from the reinsurance underwriting management operations, improved benefit ratios in certain life product lines, and improved operating expense ratios across certain lines of business resulting from favorable expense growth combined with the strong premium growth. Partially offsetting these increases were the effects from unfavorable claims experience in certain reinsurance pools. Due to the nature of the risks underwritten and the relative size of the blocks of business, several of the products in the Special Risk Insurance segment can exhibit claims variability.

COLONIAL PRODUCTS SEGMENT

The Colonial Products segment reported increased pretax operating income for the three months ended June 30, 1997, as compared with the same period in 1996. The increase was primarily attributable to increased investment income. In addition, an improved operating expense ratio for the segment and a lower benefit ratio in the life product line favorably affected pretax operating income. Partially offsetting these favorable items was a higher benefit ratio in the accident and sickness product line.

For the six months ended June 30, 1997, pretax operating income for the Colonial Products segment was favorably affected by increased investment income, a lower benefit ratio in the cancer product line, and reduced commission and operating expense ratios, as compared with the corresponding period in 1996. The reduced commission and operating expense ratios were primarily the result of slower sales growth and continuing expense management efforts. Partially offsetting these favorable items was an increased benefit ratio in the accident and sickness product line.

Management continues its efforts to increase sales and premium at Colonial by enhancing collaborative sales across UNUM and focusing on recently developed distribution channels to market Colonial products. During second quarter
1997, Colonial formed a strategic marketing alliance with The Lincoln National Life Insurance Company ("Lincoln Life") which will create cross-selling opportunities in the worksite market. In addition, Colonial will coinsure and administer Lincoln Life's existing block of worksite-marketed universal life insurance. This reinsurance agreement affects reported line items in Colonial's income statement, including premium, investment income and interest credited, in relation to the amount of business coinsured.

RETIREMENT PRODUCTS SEGMENT

For the three months and six months ended June 30, 1997, the Retirement Products segment reported decreased pretax operating income as compared with the same periods in 1996. The decrease was primarily due to the sale of UNUM's TSA business in October 1996, as discussed below. The TSA business accounted for $4.0 million and $8.7 million of the Retirement Products segment's pretax operating income for the three months and six months ended June 30, 1996, respectively, while the TSA business was essentially break-even in the first two quarters of 1997.

On October 1, 1996, UNUM America and First UNUM closed the sale of their respective TSA businesses to The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York ("Lincoln"), both subsidiaries of Lincoln National Corporation. The sale involved approximately 1,700 group contractholders and assets under management of approximately $3.3 billion. The contracts were initially reinsured on an indemnity basis. Upon consent of the TSA contractholders and participants, the contracts are considered reinsured on an assumption basis, legally releasing UNUM America and First UNUM from future contractual obligation to the respective contractholders and participants. The sale resulted in a deferred pretax gain of $80.8 million, which is being recognized in income, as a special item, in proportion to consents for assumption reinsurance, as discussed in the consolidated overview section of this Management's Discussion and Analysis. During the first six months of 1997, consent for assumption reinsurance has been provided by TSA contractholders and participants owning approximately 84% of assets under management.

To effect the sale of the TSA business, UNUM transferred into a trust account held for the benefit of Lincoln approximately $2,690 million of assets. The amount of assets in the trust increases or decreases in conjunction with the on-going activity in participant accounts, and assets are released from the trust to Lincoln upon consents for assumption reinsurance. Due to the reduced asset base under management resulting from the transfer of assets related to the TSA business to Lincoln, investment income for the Retirement Products segment declined significantly for the three month and six month periods ended June 30, 1997, as compared with the same periods in 1996.

UNUM continues to report the amount of interest credited to TSA contracts for which the consent to transfer from indemnity reinsurance to assumption reinsurance has not been received, with an equivalent amount being reported in fees and other income to reflect reimbursement from Lincoln. For the three month and six month periods ended June 30, 1997, $9.0 million and $33.4 million, respectively, of interest credited reimbursement is included in fees and other income in the Consolidated Statement of Income.

CORPORATE

The increased pretax operating loss in Corporate for the three months ended June 30, 1997, as compared with the second quarter of 1996, was primarily due to decreased investment income and increased operating expenses, which were largely attributable to additional investments in corporate advertising and international development.

For the six months ended June 30, 1997, as compared with the same period in 1996, Corporate's increased pretax operating loss was primarily due to higher operating expenses, primarily related to additional investments in corporate advertising and international development, and decreased investment income.

LIQUIDITY AND CAPITAL RESOURCES

UNUM's businesses produce positive cash flows which are invested primarily in intermediate, fixed maturity investments intended to reflect the anticipated cash obligations of insurance benefit payments and insurance contract maturities and to optimize investment returns at appropriate risk levels. Unexpected cash requirements and liquidity needs can be met through UNUM's investment portfolio of fixed maturities, equity securities, cash and short-term investments.

From time to time, dividend payments, which may be subject to approval by insurance regulatory authorities, are made from UNUM's affiliates and insurance subsidiaries to UNUM Corporation. These dividends, along with other funds, are used to service the needs of UNUM Corporation including: debt service, common stock dividends, stock repurchase, corporate development and administrative costs. Net statutory operating income, which excludes realized investment gains and losses net of tax, is one of the major determinants of an insurance company's dividend capacity to its parent in the following fiscal year. Statutory accounting rules and practices, which differ in certain respects from generally accepted accounting principles, are mandated by regulators in an insurance company's state of domicile. Through June 30, 1997, UNUM's insurance subsidiaries domiciled in the United States reported net statutory operating income of approximately $129 million, as compared with approximately $88 million for the same period in 1996.

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

On July 16, 1996, UNUM filed an omnibus shelf registration with the United States Securities and Exchange Commission, which became effective August 2, 1996, relating to $500 million of securities (including debt securities, preferred stock, common stock and other securities). On August 15, 1996, UNUM filed a prospectus supplement to establish a $250 million medium-term note program under the shelf registration.

At June 30, 1997, UNUM had short-term and long-term debt totaling $173.1 million and $371.3 million, respectively. At June 30, 1997, approximately $407 million was available for additional financing under the existing revolving credit facility and $500 million of investment grade debt instruments was available for issuance under the shelf registration. Contingent upon market conditions and corporate needs, management may refinance short-term notes payable for longer term securities.

In the normal course of business, UNUM enters into letters of credit, primarily to satisfy capital requirements related to certain subsidiary transactions. UNUM had outstanding letters of credit of approximately $86 million at June 30, 1997.

Effective October 23, 1996, UNUM's Board of Directors approved an expansion of the Company's stock repurchase program to 12.0 million shares by authorizing an additional 7.4 million shares, adjusted for the two-for-one common stock split. Approximately 3.8 million shares of common stock remained authorized for repurchase at June 30, 1997. Through the first six months of 1997, UNUM acquired approximately 5.2 million shares of its common stock in the open market at an aggregate cost of $197.1 million.

LITIGATION

In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at June 30, 1997. In some instances, these proceedings include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position or the consolidated operating results of UNUM.

On December 29, 1993, UNUM filed a suit in the United States District Court for the District of Maine seeking a federal income tax refund. The suit is based on a claim for a deduction in certain prior tax years for $652 million in cash and stock distributed to policyholders in connection with the 1986 conversion of Union Mutual Life Insurance Company to a stock company. UNUM has fully paid, and provided for in prior years' financial statements, the tax at issue in this litigation. On May 23, 1996, the District Court issued its decision that the distribution in question was not a deductible expenditure. UNUM believes its claims are meritorious and has appealed the decision to the United States Court of Appeals for the First Circuit. The ultimate recovery, if any, cannot be determined at this time.

NEW ACCOUNTING PRONOUNCEMENTS

In March 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 128, "Earnings Per Share," which is intended to simplify the computation and presentation of earnings per share ("EPS"). FAS 128 supersedes Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share." FAS 128 will eliminate the concept of "primary"
EPS and require dual presentation of "basic" and "diluted" EPS. Diluted EPS under FAS 128 is similar to "fully diluted" EPS as defined by APB 15. UNUM is required to adopt FAS 128 effective December 31, 1997. As stated in Note 6 of the Consolidated Financial Statements, under the caption "Earnings Per Share," the assumed exercise of UNUM's outstanding stock options does not result in a material dilution of EPS.

In March 1997, the FASB issued FAS No. 129, "Disclosures of Information About Capital Structure," which clarifies disclosure requirements related to the type, and nature, of securities contained in an entity's capital structure. UNUM is required to adopt FAS 129 effective December 31, 1997.

In June 1997, the FASB issued FAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a financial statement with the same prominence as other financial statements. Comprehensive income is defined as net income adjusted for changes in stockholders' equity resulting from events other than net income or transactions related to an entity's capital instruments. UNUM is required to adopt FAS 130 effective January 1, 1998, with reclassification of financial statements for earlier years required.

In June 1997, the FASB issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information,"which establishes standards for reporting information about operating segments. Generally, FAS 131 requires that financial information be reported on the basis that is used internally for evaluating performance. UNUM is required to adopt FAS 131 effective January 1, 1998, and comparative information for earlier years must be restated. UNUM has not yet determined what impact, if any, FAS 131 has on its current segment reporting structure.

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of UNUM Corporation held on May 9, 1997, the following proposals were approved (share amounts are on a pre-split basis):
                                                                        Votes
                                            Votes        Votes       Withheld/
                                             For        Against     Abstentions
                                          ----------   ---------    -----------
1.  Ratification of the appointment of    61,654,016      52,449      139,137
    Coopers & Lybrand L.L.P. as the
    Corporation's independent auditors
    for the year 1997.

2.  Approval of the Corporation's         58,449,004   2,528,943      480,130
    Incentive Compensation Plan for
    Designated Executive Officers.

3.  Approval of an increase in the        61,144,896     472,434      228,272
    authorized shares of Common
    Stock of the Corporation.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                                                                            Page
(a)  Exhibit Index

   12.  Statement re:  Computation of ratio of earnings to fixed charges.

   15.  Letter re:  Unaudited interim financial information.

   27.  Financial Data Schedules

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant with the United States Securities and Exchange Commission during the quarter ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date August 8, 1997            /s/ ROBERT W. CRISPIN
     --------------------      -----------------------------

                               Robert W. Crispin
                               Executive Vice President and
                               Chief Financial Officer



Date August 8, 1997            /s/ JOHN M. LANG, JR.
     --------------------      ------------------------------

                               John M. Lang, Jr.
                               Vice President and
                               Corporate Controller