Form 10-Q
period 1997-09-30
UNUM CORP
filed 1997-11-07
CIK 795581

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                       OR
         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM              TO

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

             CLASS                         OUTSTANDING AT SEPTEMBER 30, 1997
COMMON STOCK, $0.10 PAR VALUE                      138,763,079 SHARES

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q

INDEX

                                                                         Page
Part I.  Financial Information

      Item 1.  Financial Statements

             Consolidated Statements of Income - Three Months and
               Nine Months Ended September 30, 1997, and 1996 (Unaudited)

             Consolidated Balance Sheets as of September 30, 1997,
               (Unaudited) and December 31, 1996

             Consolidated Statements of Cash Flows - Nine Months
               Ended September 30, 1997, and 1996 (Unaudited)

             Notes to Consolidated Financial Statements (Unaudited)

             Independent Accountant's Review Report

      Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Part II.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K

Signatures

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q
C O N S O L I D A T E D   S T A T E M E N T S   O F   I N C O M E
                                      Three Months Ended      Nine Months Ended
                                         September 30,           September 30,
                                      ------------------      -----------------

(Unaudited - Dollars in millions, except
 per common share data)
                                        1997        1996         1997      1996
-------------------------------------------------------------------------------
REVENUES
Premiums                            $  813.5    $  796.2     $2,348.5  $2,326.6
Investment income                      163.5       207.7        493.2     629.6
Net realized investment gains (losses)   2.7         1.6         (2.5)      2.0
Fees and other income                   45.3        17.6        203.3      56.8
-------------------------------------------------------------------------------
  Total revenues                     1,025.0     1,023.1      3,042.5   3,015.0

BENEFITS AND EXPENSES
Benefits to policyholders              617.0       605.2      1,769.5   1,751.6
Interest credited                       16.4        50.2         68.7     151.6
Operating expenses                     193.7       216.7        564.0     596.9
Commissions                             87.4        89.4        270.3     272.8
Increase in deferred policy
  acquisition costs                    (31.3)      (11.6)       (90.7)    (60.5)
Interest expense                        10.4         9.9         31.2      30.6
-------------------------------------------------------------------------------
  Total benefits and expenses          893.6       959.8      2,613.0   2,743.0
-------------------------------------------------------------------------------
Income before income taxes             131.4        63.3        429.5     272.0

INCOME TAXES (BENEFIT)
Current                                 29.7        20.3         65.3      64.1
Deferred                                10.2        (1.0)        70.1      17.9
-------------------------------------------------------------------------------
  Total income taxes                    39.9        19.3        135.4      82.0
-------------------------------------------------------------------------------
NET INCOME                          $   91.5    $   44.0     $  294.1  $  190.0
===============================================================================
NET INCOME PER COMMON SHARE         $   0.66    $   0.30     $   2.10  $   1.30
===============================================================================
See notes to consolidated financial statements.

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q
C O N S O L I D A T E D   B A L A N C E   S H E E T S
                                               September 30, 1997  December 31,
(Dollars in millions)                                 (Unaudited)          1996
-------------------------------------------------------------------------------
ASSETS
Investments
 Fixed maturities available for sale-at fair value
  (amortized cost: 1997-$6,757.9; 1996-$6,656.7)        $ 7,126.8     $ 6,942.7
 Equity securities available for sale-at fair value
  (cost: 1997-$22.7; 1996-$23.8)                             36.2          31.3
 Mortgage loans                                           1,143.1       1,132.1
 Real estate, net                                           231.1         248.1
 Policy loans                                               130.7         232.9
 Other long-term investments                                  1.5          14.2
 Short-term investments                                     182.1         123.4
-------------------------------------------------------------------------------
   Total investments                                      8,851.5       8,724.7
Cash                                                         45.6          77.0
Accrued investment income                                   148.1         166.1
Premiums due                                                277.9         252.4
Deferred policy acquisition costs                           932.3         844.2
Property and equipment, net                                 197.0         181.0
Reinsurance receivables                                   1,303.2       1,113.8
Deposit assets                                              807.2       2,846.6
Other assets                                                482.4         518.0
Separate account assets                                      51.5         743.7
-------------------------------------------------------------------------------
   Total assets                                         $13,096.7     $15,467.5
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Future policy benefits                                 $ 1,960.3     $ 1,881.1
 Unpaid claims and claim expenses                         5,678.2       5,289.3
 Other policyholder funds                                 1,204.6       3,533.6
 Income taxes
  Current                                                    37.9          61.3
  Deferred                                                  436.8         341.8
 Notes payable                                              632.0         526.9
 Other liabilities                                          749.0         826.7
 Separate account liabilities                                51.5         743.7
-------------------------------------------------------------------------------
    Total liabilities                                    10,750.3      13,204.4
Stockholders' equity
 Preferred stock (par value $0.10 per share, authorized
  10,000,000 shares, none issued)
 Common stock (par value $0.10 per share, authorized
  240,000,000 shares, issued 199,975,916 shares)             20.0          10.0
 Additional paid-in capital                               1,113.7       1,103.4
 Unrealized gains on available for sale securities, net     151.5          82.3
 Unrealized foreign currency translation adjustment         (16.8)         (1.2)
 Retained earnings                                        2,106.0       1,871.4
-------------------------------------------------------------------------------
                                                          3,374.4       3,065.9
 Less:
  Treasury stock, at cost (1997- 61,212,837 shares;
   1996- 56,331,188 shares)                               1,012.8         792.2
  Restricted stock deferred compensation                     15.2          10.6
-------------------------------------------------------------------------------
   Total stockholders' equity                             2,346.4       2,263.1

   Total liabilities and stockholders' equity           $13,096.7     $15,467.5
===============================================================================

See notes to consolidated financial statements.

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q
C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S
                                                              Nine Months Ended
                                                                 September 30,
                                                             ------------------

(Unaudited - Dollars in millions)                              1997        1996
-------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                   $294.1    $  190.0
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Increase in future policy benefits and unpaid
  claims and claim expenses                                   457.6       512.2
 Increase in amounts receivable under reinsurance agreements (184.5)     (116.4)
 Increase in income tax liability                              45.4        25.9
 Increase in deferred policy acquisition costs                (90.9)      (60.5)
 Increase in deposit assets                                   (56.6)       --
 Recognition of deferred gain on sale of tax-sheltered
  annuities                                                   (69.1)       --
 Other                                                        (29.0)       79.5
-------------------------------------------------------------------------------
   Net cash provided by operating activities                  367.0       630.7

INVESTING ACTIVITIES:
Maturities of fixed maturities available for sale             234.3       642.0
Sales of fixed maturities available for sale                  506.7     2,279.8
Sales and maturities of other investments                     162.4       198.2
Purchases of fixed maturities available for sale             (866.4)   (1,601.8)
Purchases of other investments                               (154.4)     (160.5)
Net increase in short-term investments                        (59.5)   (1,642.8)
Net additions to property and equipment                       (26.6)      (38.8)
-------------------------------------------------------------------------------
   Net cash used in investing activities                     (203.5)     (323.9)

FINANCING ACTIVITIES:
Deposits and interest credited to investment contracts        252.1       452.6
Maturities and withdrawals from investment contracts         (273.7)     (670.3)
Dividends to stockholders                                     (59.4)      (59.6)
Treasury stock acquired                                      (240.8)      (23.6)
Repayment of notes payable                                    (15.0)      (15.0)
Net increase (decrease) in short-term debt                    120.0        (5.0)
Other                                                          22.7        14.3
-------------------------------------------------------------------------------
   Net cash used in financing activities                     (194.1)     (306.6)

Effect of exchange rate changes on cash                        (0.8)       (0.5)
-------------------------------------------------------------------------------
Net decrease in cash                                          (31.4)       (0.3)
Cash at beginning of year                                      77.0        42.5
-------------------------------------------------------------------------------
Cash at end of period                                        $ 45.6    $   42.2
===============================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Income taxes                                                $ 60.8    $   47.2
 Interest                                                    $ 28.0    $   26.1

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  As discussed in Note 4, consent for assumption reinsurance has been given by contractholders and participants owning approximately 87% of assets under management related to the tax-sheltered annuity business UNUM sold in 1996. In connection with the consents received through September 30, 1997, UNUM reduced its deposit assets by $2,147.0 million, policy loan assets by $102.1 million, other policyholder fund liabilities by $2,307.3 million, and separate account assets and liabilities by $505.6 million.
===============================================================================

See notes to consolidated financial statements.

UNUM Corporation and Subsidiaries
Form 10-Q
Notes to Consolidated Financial Statements (Unaudited)
September 30, 1997

NOTE 1.  BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals and those discussed elsewhere in the Form 10-Q, considered necessary for a fair presentation have been included in the financial statements. Interim results for the three month and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the audited consolidated financial statements and footnotes included in the 1996 annual report to stockholders of UNUM Corporation and subsidiaries ("UNUM").

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

To effect the sale of the TSA business, UNUM transferred into a trust account held for the benefit of Lincoln approximately $2,690 million of assets. The amount of assets in the trust increases or decreases in conjunction with the on-going activity in participant accounts, and assets are released from the trust to Lincoln upon consents for assumption reinsurance. UNUM has recorded a deposit asset in its Consolidated Balance Sheets representing the assets remaining in the trust, which supports the TSA contracts of those contractholders and participants that have not given consent for assumption reinsurance. At September 30, 1997, the deposit asset related to the TSA transaction was approximately $446 million.

The sale resulted in a deferred pretax gain of $80.8 million, which is being recognized in income in proportion to consents for assumption reinsurance. Through September 30, 1997, consent for assumption reinsurance has been provided by TSA contractholders and participants owning approximately 87% of assets under management.

Historical results of the TSA business included in UNUM's Consolidated Statements of Income were as follows:

                                         Three Months Ended    Nine Months Ended
                                            September 30,         September 30,
                                         ------------------    -----------------

(Dollars in millions, except per
 common share data)                      1997        1996      1997         1996
--------------------------------------------------------------------------------
Revenues                                $ 9.9       $50.6    $116.2       $159.4
Net income                              $ 1.1       $ 1.9    $ 45.7       $  9.4
Net income per common share             $0.01       $0.01    $ 0.33       $ 0.06
================================================================================

The results shown above for the three month period ended September 30, 1997, include $1.7 million of revenues, reported as fees and other income, $1.1 million of net income and $0.01 of net income per common share related to the recognition of approximately 3% of the deferred pretax gain on the TSA sale.

The results shown above for the nine month period ended September 30, 1997, include $69.1 million of revenues, reported as fees and other income, $44.7 million of net income and $0.32 of net income per common share related to the recognition of approximately 87% of the deferred pretax gain on the TSA sale.

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

The agreement is a finite reinsurance arrangement that transfers liabilities to Centre Re based on the level of statutory reserves. Centre Re has an obligation to absorb losses within a defined risk layer, while UNUM must fund an experience layer representing the difference between reserves related to the reinsured block, based on generally accepted accounting principles ("GAAP"), and the bottom of Centre Re's defined risk layer. Within this experience layer, UNUM retains the earnings risk related to potential adverse experience from the reinsured block. Under the agreement, UNUM funds a trust account, initially established in late 1996, with assets equal to the amount of GAAP reserves related to the reinsured block plus the amount of its experience layer. The value of UNUM's experience layer increases or decreases in conjunction with the underlying operating results of the reinsured block. Additionally, realized gains or losses on assets sold, and unrealized gains or losses on marketable securities held in the trust and the related claim reserves, affect the valuation of the experience layer. UNUM reflects the carrying value of the experience layer in its Consolidated Balance Sheet as a deposit asset, which at September 30, 1997, totaled approximately $280 million. Changes in the experience layer derived from the underlying operating results of the reinsured block are reflected in fees and other income and realized gains or losses from sales of trust assets are reflected as realized investment gains (losses) in UNUM's Consolidated Statement of Income. Changes in the experience layer resulting from unrealized gains or losses on marketable securities held in the trust and the related claim reserves are reflected as unrealized gains or losses in the equity section of UNUM's Consolidated Balance Sheet.

NOTE 6.  BUSINESS RESTRUCTURING AND OTHER CHARGES
-------------------------------------------------

During the third quarter of 1996, UNUM recorded a restructuring charge related to the merger of Commercial Life Insurance Company ("Commercial Life") into
UNUM America, which increased operating expenses in the Consolidated Statement of Income by $7.2 million. The charge decreased net income by $4.7 million, or $0.03 per share, for the three and nine month periods ended September 30, 1996. The restructuring charge was taken to recognize $2.8 million of future severance costs for 120 employees and $4.4 million of lease exit costs, primarily related to the merger.

NOTE 7.  INTANGIBLE ASSET WRITE-OFFS AND FUTURE LOSS RESERVES
-------------------------------------------------------------

In connection with the merger of Commercial Life into UNUM America, the sale of UNUM's TSA businesses, as well as UNUM's continued efforts to strengthen its focus on its core products, the company initiated a review of certain products, which resulted in the recognition of pretax charges totaling $39.4 million during third quarter 1996. These charges reduced income before income taxes by $13.1 million in the Disability Insurance segment, $11.3 million in the Special Risk Insurance segment, and $15.0 million in the Retirement Products segment for the three months and nine months ended September 30, 1996. On an after-tax basis the charges reduced net income by $26.3 million, or $0.18 per share, for both periods.

The charges include the write-off of certain intangible assets, primarily deferred acquisition costs, totaling $17.0 million. These intangible assets were deemed unrecoverable primarily due to the expectation of continued losses
in the Association Group disability business.   Additionally, in conjunction
with the completion of a review of UNUM's discontinued product portfolio, a $22.4 million charge was taken to establish a reserve for the present value of expected future losses on certain discontinued products. Future losses for these products will be charged to the reserve at the time the losses are realized. The products incorporated in the charge consist of certain discontinued special risk, retirement and medical products. UNUM continues to pursue the sale of some of these discontinued product lines.

NOTE 8.  EARNINGS PER SHARE
---------------------------

The weighted average number of shares outstanding used to calculate earnings per share was approximately 139,231,000 and 146,363,000 for third quarter 1997 and 1996, respectively. The weighted average shares outstanding for the nine months ended September 30, 1997, and 1996, were approximately 140,328,000 and 146,406,000, respectively. The assumed exercise of outstanding stock options would not result in a material dilution of earnings per share.

NOTE 9.  DIVIDENDS TO STOCKHOLDERS
----------------------------------

On October 10, 1997, UNUM's Board of Directors declared a fourteen and one quarter cents per share cash dividend. The dividend is payable on November 21, 1997, to common stockholders of record at the close of business on October 27, 1997. During the first nine months of 1997, cash dividends of fourteen and one quarter cents per share were paid August 15 and May 16, and thirteen and three quarter cents per share was paid on February 21.

NOTE 10.  CAPITAL STOCK
-----------------------

Effective October 23, 1996, UNUM's Board of Directors approved an expansion of the Company's stock repurchase program to 12.0 million shares by authorizing an additional 7.4 million shares. At September 30, 1997, approximately 2.8 million shares of common stock remained authorized for repurchase. Through the first nine months of 1997, UNUM acquired approximately 6.2 million shares of its common stock in the open market at an aggregate cost of $240.8 million.

NOTE 11.  LITIGATION
--------------------

In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at September 30, 1997. In some instances, these proceedings include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position or the consolidated operating results of UNUM.

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

NOTE 12.  NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

In March 1997, the Financial Accounting Standards Board ("FASB") issued FAS
No. 128, "Earnings Per Share," which is intended to simplify the computation and presentation of earnings per share ("EPS"). FAS 128 supersedes Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share." FAS 128 will eliminate the concept of "primary" EPS and require dual presentation of "basic" and "diluted" EPS. Diluted EPS under FAS 128 is similar to "fully diluted" EPS as defined by APB 15. UNUM is required to adopt FAS 128 effective December 31, 1997. As stated in Note 8, under the caption "Earnings Per Share," the assumed exercise of UNUM's outstanding stock options does not result in a material dilution of EPS.

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

In June 1997, the FASB issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. Generally, FAS 131 requires that financial information be reported on the basis that is used internally for evaluating performance. UNUM is required to adopt FAS 131 effective January 1, 1998, and comparative information for earlier years must be restated. This statement does not need to be applied to interim financial statements in the initial year of application. UNUM is currently considering what impact FAS 131 may have on its current segment reporting structure.

NOTE 13. NEW ACCOUNTING POLICY DISCLOSURE
-----------------------------------------

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

NOTE 14.  SEGMENT INFORMATION
-----------------------------

UNUM reports its operations principally in four business segments: Disability Insurance, Special Risk Insurance, Colonial Products and Retirement Products. The Disability Insurance segment includes disability products offered in North America, the United Kingdom and Japan including: group long term disability, group short term disability, individual disability, Association Group disability, disability reinsurance operations and long term care insurance. The Special Risk Insurance segment includes group life, special risk accident insurance, non-disability reinsurance operations, reinsurance underwriting management operations and other special risk insurance products. The Colonial Products segment includes Colonial Companies, Inc. and subsidiaries, which offer payroll-deducted, voluntary employee benefits including accident and sickness, cancer and life insurance products to employees at their worksites. The Retirement Products segment includes products no longer actively marketed by UNUM including: tax-sheltered annuities, guaranteed investment contracts, deposit administration accounts, 401(k) plans, individual life and group medical products. Corporate includes transactions that are generally non-insurance related.

Summarized financial information for the four business segments and Corporate is as follows:

                                       Three Months Ended     Nine Months Ended
                                          September 30,          September 30,
                                       ------------------     -----------------

(Dollars in millions)                    1997        1996       1997       1996
-------------------------------------------------------------------------------
REVENUES
Disability Insurance                 $  609.3    $  601.9   $1,743.4   $1,767.9
Special Risk Insurance                  241.8       209.8      692.7      606.7
Colonial Products                       147.3       137.4      437.9      408.6
Retirement Products                      24.9        70.7      163.4      218.6
Corporate                                 1.7         3.3        5.1       13.2
-------------------------------------------------------------------------------
     Total revenues                  $1,025.0    $1,023.1   $3,042.5   $3,015.0
===============================================================================
INCOME (LOSS) BEFORE INCOME TAXES
Disability Insurance                 $   81.7    $   58.8   $  232.8   $  191.4
Special Risk Insurance                   31.4        11.1       87.2       49.4
Colonial Products                        26.3        25.7       73.0       67.9
Retirement Products                       3.6       (12.7)      73.5       (3.8)
Corporate                               (11.6)      (19.6)     (37.0)     (32.9)
-------------------------------------------------------------------------------
     Total income before income taxes   131.4        63.3      429.5      272.0
Income taxes                             39.9        19.3      135.4       82.0
-------------------------------------------------------------------------------
Net income                           $   91.5    $   44.0   $  294.1   $  190.0
===============================================================================

                                            September 30,          December 31,
(Dollars in millions)                                1997                  1996
-------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
Disability Insurance                            $ 8,099.3             $ 7,846.8
Special Risk Insurance                            1,487.5               1,297.1
Colonial Products                                 1,289.0               1,094.1
Retirement Products                               1,359.7               4,478.8
Corporate                                           497.4                 396.7
Individual Participating Life and Annuity           363.8                 354.0
-------------------------------------------------------------------------------
     Total assets                               $13,096.7             $15,467.5
===============================================================================

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                     --------------------------------------


To the Board of Directors and Stockholders
UNUM Corporation

We have reviewed the accompanying consolidated balance sheet of UNUM Corporation and subsidiaries as of September 30, 1997, and the related consolidated statements of income for the three month and nine month periods ended September 30, 1997, and 1996, and consolidated statements of cash flows for the nine month periods then ended. These financial statements are the responsibility of the Company's management.

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




/s/ COOPERS & LYBRAND  L.L.P.

Portland, Maine
October 22, 1997

UNUM Corporation and Subsidiaries
Form 10-Q
September 30, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements (Unaudited) and Notes to Consolidated Financial Statements (Unaudited) included elsewhere in the Form 10-Q, and in conjunction with the audited consolidated financial statements and footnotes included in the 1996 annual report to stockholders of UNUM Corporation and subsidiaries ("UNUM").

CONSOLIDATED OVERVIEW

Effective June 2, 1997, UNUM completed a two-for-one common stock split as discussed in Note 2 of the Consolidated Financial Statements. Accordingly, all numbers of common shares and per common share data have been restated to reflect the stock split. Net income for the quarter ended September 30, 1997, was $91.5 million, or $0.66 per share, as compared with net income of $44.0 million, or $0.30 per share, for the same quarter in 1996. For the nine months ended September 30, 1997, net income was $294.1 million, or $2.10 per share, as compared with $190.0 million, or $1.30 per share, for the same period in 1996. Revenues for UNUM were $1,025.0 million in third quarter 1997 and $1,023.1 million for third quarter 1996. For the nine months ended September 30, 1997, revenues were $3,042.5 million as compared with $3,015.0 million for the same period in 1996.

A comparison of net income is impacted by the inclusion of realized investment gains (losses) and special items that occurred in 1997 and 1996. This management's discussion and analysis discusses the results of operations on a pretax operating income basis, which is defined as income (loss) before income taxes exclusive of realized investment gains (losses) and special items. Special items are excluded from pretax operating income as management considers them to be unusual, and also believes a discussion of the results on a pretax operating income basis provides a better understanding of the results of operations. The following table summarizes pretax operating income (loss) for the four business segments and Corporate for the three months and nine months ended September 30, 1997, and 1996, and is followed by a discussion of the special items and a reconciliation of income (loss) before income tax to pretax operating income (loss).

                                   Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                                  ---------------------    ---------------------
(Dollars in millions)             1997    1996   Change    1997    1996   Change
--------------------------------------------------------------------------------
SUMMARY OF PRETAX OPERATING
 INCOME (LOSS)
  Disability Insurance Segment  $ 80.1  $ 70.0   14.4%   $234.7  $202.5    15.9%
  Special Risk Insurance Segment  30.8    22.0   40.0      86.3    59.9    44.1
  Colonial Products Segment       26.1    25.7    1.6      73.4    67.7     8.4
  Retirement Products Segment      1.5     3.1  (51.6)      4.7    12.8   (63.3)
  Corporate                      (11.5)   (9.6)  19.8     (36.2)  (23.4)   54.7
--------------------------------------------------------------------------------
     Total pretax operating
      income                    $127.0  $111.2   14.2%   $362.9  $319.5    13.6%
================================================================================

UNUM reported increased pretax operating income for the three months ended September 30, 1997, as compared with the same period in 1996. The increase was primarily attributable to improved premium growth in our group disability businesses, reported in the Disability Insurance segment, and in group life, reported in the Special Risk Insurance segment, increased investment income and favorable expense growth across most product lines, and an improved benefit ratio for UNUM Limited's disability business, reported in the Disability Insurance segment. Partially offsetting these favorable items were unfavorable claims experience in certain disability businesses, including group long term disability ("group LTD") and individual disability ("ID"), reported in the Disability Insurance segment, reduced pretax operating income in the Retirement Products segment as a result of the sale of the group tax-sheltered annuity ("TSA") business, and unfavorable claims experience in certain Special Risk Insurance and Colonial segment products.

For the nine months ended September 30, 1997, as compared with the same period in 1996, UNUM reported increased pretax operating income. As in the three month period, the increase was primarily attributable to improved premium growth in our group disability businesses and in group life, and increased investment income and continued favorable expense growth across most product lines. In addition, pretax operating income for the nine month period was favorably affected by increased fee income from reinsurance management operations. Partially offsetting these favorable items were unfavorable claims experience in certain disability businesses, including ID, group short term disability
("group STD") and long term disability reinsurance operations, all of which are reported in the Disability Insurance segment, reduced pretax operating income in the Retirement Products segment as a result of the sale of the TSA business, unfavorable claims experience in certain reinsurance pools, reported in the Special Risk Insurance segment, and increased operating expenses in Corporate.

SPECIAL ITEM IN FIRST, SECOND AND THIRD QUARTER 1997
----------------------------------------------------

On October 1, 1996, UNUM Life Insurance Company of America ("UNUM America") and First UNUM Life Insurance Company ("First UNUM") closed the sale of their respective TSA businesses to The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York, both subsidiaries of Lincoln National Corporation. The sale involved approximately 1,700 group contractholders, assets under management of approximately $3.3 billion and resulted in a deferred pretax gain which is being recognized in income in proportion to contractholder and participant consents for assumption reinsurance. For the three month period ended September 30, 1997, consent for assumption reinsurance was provided by TSA contractholders and participants owning approximately 3% of assets under management. For the nine months ended September 30, 1997, consents have been received relating to approximately 87% of assets under management. For the three month and nine month periods ended September 30, 1997, these consents resulted in the recognition of $1.7 million and $69.1 million, respectively, of the total deferred pretax gain of $80.8 million. The recognized gains are reflected as fees and other income in the Retirement Products segment.

SPECIAL ITEMS IN THIRD QUARTER 1996
-----------------------------------

Merger and Integration Costs

During the third quarter of 1996, actions related to the merger of Commercial Life Insurance Company ("Commercial Life") into UNUM America resulted in a $10.1 million increase in operating expenses for Corporate, reducing income before income taxes for the three months and nine months ended September 30, 1996. The $10.1 million charge consisted of $2.9 million of direct costs incurred and the recording of a $7.2 million restructuring charge to recognize $2.8 million of future severance costs for 120 employees and $4.4 million of lease exit costs, primarily related to the merger.

Intangible Asset Write-offs and Future Loss Reserves

In connection with the merger of Commercial Life into UNUM America, the sale of UNUM's TSA businesses, as well as UNUM's continued efforts to strengthen its focus on its core products, the company initiated a review of certain products, which resulted in the recognition of pretax charges totaling $39.4 million during third quarter 1996. These charges reduced income before income taxes by $13.1 million in the Disability Insurance segment, $11.3 million in the Special Risk Insurance segment, and $15.0 million in the Retirement Products segment for the three months and nine months ended September 30, 1996.

The charges include the write-off of certain intangible assets, primarily deferred acquisition costs, totaling $17.0 million. These intangible assets were deemed unrecoverable primarily due to the expectation of continued losses in the Association Group disability business. Additionally, in conjunction with the completion of a review of UNUM's discontinued product portfolio, a $22.4 million charge was taken to establish a reserve for the present value of expected future losses on certain discontinued products. Future losses for these products will be charged to the reserve at the time the losses are realized. The products incorporated in the charge consist of certain discontinued special risk, retirement and medical products. UNUM continues to pursue the sale of some of these discontinued product lines.

RECONCILIATION OF INCOME (LOSS) BEFORE INCOME TAXES TO PRETAX OPERATING INCOME
(LOSS)
------------------------------------------------------------------------------

The following table reconciles income (loss) before income taxes to pretax operating income (loss) for the four business segments and Corporate for the three months and nine months ended September 30, 1997, and 1996:

                           Disability Special Risk  Colonial   Retirement            Consolidated
                           Insurance  Insurance     Products   Products   Corporate      UNUM
(Dollars in millions)
--------------------------------------------------------------------------------------------------
Three Months Ended September 30, 1997:
--------------------------------------
Income (loss) before
 income taxes                  $ 81.7      $31.4         $26.3    $  3.6       $(11.6)    $131.4
Exclude realized
 investment (gains) losses       (1.6)      (0.6)         (0.2)     (0.4)         0.1       (2.7)
--------------------------------------------------------------------------------------------------
                                 80.1       30.8          26.1       3.2        (11.5)     128.7
Special item:
  TSA deferred gain
   recognition                     --         --            --      (1.7)         --        (1.7)
--------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME
 (LOSS)                        $ 80.1      $30.8         $26.1    $  1.5       $(11.5)    $127.0
==================================================================================================

Three Months Ended September 30, 1996:
--------------------------------------
Income (loss) before
 income taxes                  $ 58.8      $11.1         $25.7    $(12.7)      $(19.6)    $ 63.3
Exclude realized investment
 (gains) losses                  (1.9)      (0.4)           --       0.8         (0.1)      (1.6)
--------------------------------------------------------------------------------------------------
                                 56.9       10.7          25.7     (11.9)       (19.7)      61.7
Special items:
 Merger and integration costs      --         --            --        --         10.1       10.1
 Write-offs and future loss
  reserves                       13.1       11.3            --      15.0          --        39.4
--------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME
 (LOSS)                        $ 70.0      $22.0         $25.7    $  3.1       $ (9.6)    $111.2
==================================================================================================

Nine Months Ended September 30, 1997:
-------------------------------------
Income (loss) before
 income taxes                  $232.8      $87.2         $73.0    $ 73.5       $(37.0)    $429.5
Exclude realized investment
 (gains) losses                   1.9       (0.9)          0.4       0.3          0.8        2.5
--------------------------------------------------------------------------------------------------
                                234.7       86.3          73.4      73.8        (36.2)     432.0
Special item:
  TSA deferred gain
   recognition                     --         --            --     (69.1)          --      (69.1)
--------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME
 (LOSS)                        $234.7      $86.3         $73.4    $  4.7       $(36.2)    $362.9
==================================================================================================

Nine Months Ended September 30, 1996:
-------------------------------------
Income (loss) before
 income taxes                  $191.4      $49.4         $67.9    $ (3.8)      $(32.9)    $272.0
Exclude realized investment
 (gains) losses                  (2.0)      (0.8)         (0.2)      1.6         (0.6)      (2.0)
--------------------------------------------------------------------------------------------------
                                189.4       48.6          67.7      (2.2)       (33.5)     270.0
Special items:
  Merger and integration costs     --         --            --        --         10.1       10.1
  Write-offs and future loss
   reserves                      13.1       11.3            --      15.0          --        39.4
--------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME
 (LOSS)                        $202.5      $59.9         $67.7    $ 12.8       $(23.4)    $319.5
==================================================================================================

PREMIUMS:
---------

Premiums for the three months and nine months ended September 30, 1997, and
1996, are summarized by segment in the table below.
                         Three Months Ended             Nine Months Ended
                            September 30,                  September 30,
                       ------------------------   -----------------------------
(Dollars in millions)  1997     1996     Change       1997      1996     Change
-------------------------------------------------------------------------------
Disability Insurance
  Group LTD          $314.3   $274.3     14.6%    $  900.9  $  809.1     11.3%
  Group STD            52.5     39.8     31.9        149.3     115.0     29.8
  UNUM Limited         35.8     32.0     11.9        109.4      98.1     11.5
  ID                   38.2    110.1    (65.3)       108.7     315.5    (65.5)
  Other Disability
   Insurance           27.5     21.3     29.1         73.6      62.0     18.7
-------------------------------------------------------------------------------
   Total              468.3    477.5     (1.9)     1,341.9   1,399.7     (4.1)
Special Risk Insurance
  Group Life          134.1    115.2     16.4        386.2     325.2     18.8
  Other Special Risk
   Products            79.6     72.5      9.8        222.8     214.4      3.9
-------------------------------------------------------------------------------
   Total              213.7    187.7     13.9        609.0     539.6     12.9
Colonial Products     130.8    124.0      5.5        392.2     370.0      6.0
Retirement Products     0.7      7.0    (90.0)         5.4      17.3    (68.8)
-------------------------------------------------------------------------------
   Total premiums    $813.5   $796.2      2.2%    $2,348.5  $2,326.6      0.9%
===============================================================================

Total premiums declined in the Disability Insurance segment for the three months and nine months ended September 30, 1997, as compared with the same periods in 1996 due to the cession of $60.6 million and $189.1 million, respectively, of premium under the ID reinsurance agreement discussed in the Disability Insurance segment section of this Management's Discussion and Analysis. The strong premium growth exhibited in most lines of business is the result of improved sales growth in recent quarters and improved persistency.

Claim block acquisitions, which generated one-time premium in the Disability Insurance and Special Risk Insurance segments for the three months and nine months ended September 30, 1997, and 1996, are summarized in the table below. Management intends to pursue additional claim block acquisitions in the future.

                               Three Months Ended     Nine Months Ended
                                  September 30,          September 30,
                               ------------------     -----------------
(Dollars in millions)          1997          1996     1997         1996
-----------------------------------------------------------------------
Disability Insurance
  Group LTD                   $10.0         $ 1.2    $13.8        $ 3.2
  UNUM Limited                  1.4           0.5      2.6          7.7
  Disability Reinsurance
   Operations                   2.1           --       2.1          --
Special Risk Insurance
  Group Life                    0.1           3.5      0.1          3.6
  Non-disability Reinsurance
   Operations                   --            5.8      --          16.3
-----------------------------------------------------------------------
   Total                      $13.6         $11.0    $18.6        $30.8
=======================================================================

PRETAX OPERATING INCOME (LOSS) BY SEGMENT:
------------------------------------------

The following sections discuss the results of the four business segments and Corporate for the three months and nine months ended September 30, 1997, and 1996. Within these business segment discussions, reference is made to pretax operating income (loss), which excludes realized investment gains (losses) and the special items previously defined.

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

The agreement is a finite reinsurance arrangement that transfers liabilities to Centre Re based on the level of statutory reserves. Centre Re has an obligation to absorb losses within a defined risk layer, while UNUM must fund an experience layer representing the difference between reserves related to the reinsured block, based on generally accepted accounting principles ("GAAP"), and the bottom of Centre Re's defined risk layer. Within this experience layer, UNUM retains the earnings risk related to potential adverse experience from the reinsured block. Under the agreement, UNUM funds a trust account, initially established in late 1996, with assets equal to the amount of GAAP reserves related to the reinsured block plus the amount of its experience layer. The value of UNUM's experience layer increases or decreases in conjunction with the underlying operating results of the reinsured block. Additionally, realized gains or losses on assets sold, and unrealized gains or losses on marketable securities held in the trust and the related claim reserves, affect the valuation of the experience layer. UNUM reflects the carrying value of the experience layer in its Consolidated Balance Sheet as a deposit asset, which at September 30, 1997, totaled approximately $280 million. Changes in the experience layer derived from the underlying operating results of the reinsured block are reflected in fees and other income and realized gains or losses from sales of trust assets are reflected as realized investment gains (losses) in UNUM's Consolidated Statement of Income. Changes in the experience layer resulting from unrealized gains or losses on marketable securities held in the trust and the related claim reserves are reflected as unrealized gains or losses in the equity section of UNUM's Consolidated Balance Sheet.

Starting January 1, 1997, the individual components of the operating results for the reinsured ID business are not reflected on separate lines in UNUM's Consolidated Statement of Income; instead, as stated above, changes in the deposit asset that represent the operating results of the reinsured business are reflected as fees and other income. UNUM continues to focus on the underlying trends of the reinsured business, and in the following discussion, reference to ID includes both the reinsured and non-reinsured portions of the business.

The Disability Insurance segment reported increased pretax operating income for the three months ended September 30, 1997, as compared with the same period in 1996. Pretax operating income benefited from improved premium growth for the segment, increased investment income and favorable expense growth in all major product lines, and improved claims experience at UNUM Limited. Partially offsetting these favorable factors was unfavorable claims experience in group LTD and ID.

For the nine months ended September 30, 1997, as compared with the same period in 1996, the Disability Insurance segment reported increased pretax operating income. Improved premium growth for the segment, increased investment income and favorable expense growth in all major product lines, and favorable claims experience in group LTD and long-term care ("LTC") contributed to the increase. Unfavorable claims experience in ID, group STD and long term disability reinsurance operations partially offset these positive factors.

Group LTD pretax operating results were favorably affected by strong premium growth, increased investment income and a lower expense ratio for the three months and nine months ended September 30, 1997, as compared with the same periods in 1996. For the three month period, favorable results were partially offset by a higher benefit ratio, primarily the result of increased levels of claims incidence compared with very favorable levels in third quarter 1996. Additionally, claim severity, while within expected levels, was higher than in the same quarter of 1996. For the nine month period, results were favorably impacted by a decreased benefit ratio, as compared with the same period in 1996. Premium growth continues to be driven by record levels of sales in recent quarters and improved persistency. Management continues to monitor claim trends in group LTD and responds by periodically adjusting prices on selected new and inforce business, refining underwriting guidelines and strengthening risk management programs.

When compared with the same period in 1996, UNUM Limited's pretax operating results for the three months ended September 30, 1997, were favorably affected by increased premium growth, a decreased benefit ratio in its group long term disability business and increased investment income. The nine month period ended September 30, 1997, when compared with the same period in 1996, was favorably impacted by improved premium growth, increased investment income and a lower operating expense ratio. Due to the relative size of UNUM Limited's block of business, operating results can exhibit claims variability.

For the three month and nine month periods ended September 30, 1997, pretax operating results for ID decreased compared with the corresponding periods in 1996. UNUM's ID business consists of a closed block of non-cancellable policies and small blocks of guaranteed renewable products, including Lifelong Disability Protection. These types of blocks of business, by nature, can exhibit volatility in claims experience and operating results. The reduction in operating results for the three month period was primarily due to unfavorable claims experience. While third quarter of 1997 showed decreased levels of claims incidence, this factor was more than offset by lower claim recoveries in the non-cancellable blocks of business, as compared with the same period in 1996. For the nine month period, the effect of unfavorable claims experience was partially offset by increased investment income and lower commissions. Excluding the impact of amounts ceded to Centre Re, premium and commissions for ID were lower than in the same periods of 1996 as the result of reduced sales during the transition from the non-cancellable form of ID product to the new guaranteed renewable Lifelong Disability Protection product. During 1994, UNUM increased reserves for existing claims by $83.3 million and strengthened reserves for estimated future losses by $109.1 million. These increased reserves reflected management's expectations of morbidity trends for the existing non-cancellable individual disability business. It is not possible to predict whether morbidity trends will be consistent with UNUM's assumptions; however, as of September 30, 1997, management believes that reserves continue to be adequate.

Pretax operating results for group STD for the three month and nine month periods ended September 30, 1997, as compared with the same periods in 1996, were favorably affected by premium growth from strong sales and improved persistency in recent quarters and a lower operating expense ratio. A higher benefit ratio has partially offset these favorable factors.

LTC pretax operating results improved for the three month and nine month periods ended September 30, 1997, compared with the same periods in 1996. While the LTC block of business is still relatively small, it has shown significant premium growth during 1997 and its contribution to the segment's pretax operating income continues to increase when compared with 1996.

SPECIAL RISK INSURANCE SEGMENT

The Special Risk Insurance segment reported an increase in pretax operating income for the three months ended September 30, 1997, as compared with the same quarter in 1996. The increase was primarily driven by strong premium growth as a result of improved sales and persistency in the group life business. Other favorable factors affecting pretax operating income included reduced operating expense ratios across certain lines of business resulting from favorable expense growth combined with the strong premium growth, and increased investment income for the segment. A higher benefit ratio for the accidental death and dismemberment product line partially offset these favorable factors.

The increase in pretax operating income in the Special Risk Insurance segment for the nine months ended September 30, 1997, was also primarily driven by strong premium growth as a result of improved sales and persistency in the group life business. In addition, pretax operating income for this period was favorably affected by increased investment income for the segment, improved operating expense ratios across certain lines of business and additional fee income largely from the reinsurance underwriting management operations. Partially offsetting these increases were the effects from unfavorable claims experience in certain reinsurance pools. Due to the nature of the risks underwritten and the relative size of the blocks of business, several of the products in the Special Risk Insurance segment can exhibit claims variability.

COLONIAL PRODUCTS SEGMENT

Pretax operating income for the Colonial Products segment increased slightly for the three months ended September 30, 1997, as compared with the same period in 1996. The increase was primarily attributable to an improved operating expense ratio resulting from continued expense management efforts, and increased investment income. A higher benefit ratio in the cancer product line largely offset the effects of these favorable items.

For the nine months ended September 30, 1997, the Colonial Products segment reported increased pretax operating income as compared with the corresponding period in 1996. The increase was primarily due to additional investment income and reduced operating expense and commission ratios. These improved ratios were primarily the result of slower sales growth and continued expense management efforts. Partially offsetting these increases were higher benefit ratios in the accident and sickness and cancer product lines.

Management continues its efforts to increase sales and premium at Colonial by enhancing collaborative sales across UNUM and implementing organizational changes to focus on specific distribution channels to market Colonial products. During second quarter 1997, Colonial formed a strategic marketing alliance with The Lincoln National Life Insurance Company ("Lincoln Life") in order to create cross-selling opportunities in the worksite market. In addition, Colonial coinsures and administers Lincoln Life's existing block of worksite-marketed universal life insurance. This reinsurance agreement affects reported line items in Colonial's income statement, including premiums, investment income, operating expenses and interest credited, in relation to the amount of business coinsured.

RETIREMENT PRODUCTS SEGMENT

The Retirement Products segment reported decreased pretax operating income for the three months and nine months ended September 30, 1997, as compared with the same periods in 1996. The decrease was primarily due to the sale of UNUM's TSA business in October 1996, as discussed below. The TSA business accounted for $3.7 million and $12.4 million of the Retirement Products segment's pretax operating income for the three months and nine months ended September 30, 1996, respectively, while the TSA business was essentially break-even in the first three quarters of 1997. The reduction in pretax operating income as a result of the TSA sale was partially offset by favorable volatility in the run-off of certain other discontinued products.

On October 1, 1996, UNUM America and First UNUM closed the sale of their respective TSA businesses to The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York ("Lincoln"), both subsidiaries of Lincoln National Corporation. The sale involved approximately 1,700 group contractholders and assets under management of approximately $3.3 billion. The contracts were initially reinsured on an indemnity basis. Upon consent of the TSA contractholders and participants, the contracts are considered reinsured on an assumption basis, legally releasing UNUM America and First UNUM from future contractual obligation to the respective contractholders and participants. The sale resulted in a deferred pretax gain of $80.8 million, which is being recognized in income, as a special item, in proportion to consents for assumption reinsurance, as discussed in the consolidated overview section of this Management's Discussion and Analysis. During the first nine months of 1997, consent for assumption reinsurance has been provided by TSA contractholders and participants owning approximately 87% of assets under management.

To effect the sale of the TSA business, UNUM transferred into a trust account held for the benefit of Lincoln approximately $2,690 million of assets. The amount of assets in the trust increases or decreases in conjunction with the on-going activity in participant accounts, and assets are released from the trust to Lincoln upon consents for assumption reinsurance. Due to the reduced asset base under management resulting from the transfer of assets to Lincoln, investment income for the Retirement Products segment declined significantly for the three month and nine month periods ended September 30, 1997, as compared with the same periods in 1996.

UNUM continues to report the amount of interest credited to TSA contracts for which the consent to transfer from indemnity reinsurance to assumption reinsurance has not been received, with an equivalent amount being reported in fees and other income to reflect reimbursement from Lincoln. For the three month and nine month periods ended September 30, 1997, $6.8 million and $40.2 million, respectively, of interest credited reimbursement is included in fees and other income in the Consolidated Statement of Income.

CORPORATE

Corporate reported an increased pretax operating loss for the three months ended September 30, 1997, as compared with the same period in 1996. The increase was primarily the result of decreased investment income and increased interest expense due to a higher level of corporate borrowing.

For the nine months ended September 30, 1997, as compared with the same period in 1996, Corporate's increased pretax operating loss was primarily due to decreased investment income and higher operating expenses, mostly related to additional investments in corporate advertising and international development.

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

From time to time, dividend payments, which may be subject to approval by insurance regulatory authorities, are made from UNUM's affiliates and insurance subsidiaries to UNUM Corporation. These dividends, along with other funds, are used to service the needs of UNUM Corporation including: debt service, common stock dividends, corporate development, stock repurchase and administrative costs. Net statutory operating income, which excludes realized investment gains and losses net of tax, is one of the major determinants of an insurance company's dividend capacity to its parent. Statutory accounting rules and practices, which differ in certain respects from generally accepted accounting principles, are mandated by regulators in an insurance company's state of domicile. Through September 30, 1997, UNUM's insurance subsidiaries domiciled in the United States reported net statutory operating income of approximately $177 million, as compared with approximately $103 million for the same period in 1996.

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

At September 30, 1997, UNUM had short-term and long-term debt totaling $260.6 million and $371.4 million, respectively. At September 30, 1997, approximately $319 million was available for additional financing under the existing revolving credit facility and $500 million of investment grade debt instruments was available for issuance under the shelf registration. Contingent upon market conditions and corporate needs, management may refinance short-term notes payable for longer term securities.

In the normal course of business, UNUM enters into letters of credit, primarily to satisfy capital requirements related to certain subsidiary transactions.
UNUM had outstanding letters of credit of approximately $83 million at September 30, 1997.

Effective October 23, 1996, UNUM's Board of Directors approved an expansion of the Company's stock repurchase program to 12.0 million shares by authorizing an additional 7.4 million shares, adjusted for the two-for-one common stock split. Approximately 2.8 million shares of common stock remained authorized for repurchase at September 30, 1997. Through the first nine months of 1997, UNUM acquired approximately 6.2 million shares of its common stock in the open market at an aggregate cost of $240.8 million.

RATINGS

In October 1997, Standard & Poor's Corporation ("S&P") affirmed the claims paying ability ratings of UNUM America, First UNUM and Colonial Life and Accident Insurance Company at "AA" (Excellent). In addition, S&P affirmed the following debt ratings for UNUM Corporation: senior debt (medium-term notes program) at "A+" (Strong), commercial paper at "A-1" (Strong), and monthly income debt securities at "A" (Strong).

LITIGATION

In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at September 30, 1997. In some instances, these proceedings include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position or the consolidated operating results of UNUM.

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

EFFECTS OF YEAR 2000

The year 2000 issue relates to whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Management has established processes for evaluating and managing this risk in relation to internal software and processes, as well as impacts from relationships with external parties. UNUM has incurred, and will continue to incur, costs management believes are necessary to address both internal and external risks associated with year 2000. The financial impact of addressing the year 2000 issue has not been, and is not anticipated to be, material to the financial position, results of operations or liquidity of UNUM.

NEW ACCOUNTING PRONOUNCEMENTS

In March 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 128, "Earnings Per Share," which is intended to simplify the computation and presentation of earnings per share ("EPS"). FAS 128 supersedes Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share." FAS 128 will eliminate the concept of "primary"
EPS and require dual presentation of "basic" and "diluted" EPS. Diluted EPS under FAS 128 is similar to "fully diluted" EPS as defined by APB 15. UNUM is required to adopt FAS 128 effective December 31, 1997. As stated in Note 8 of the Consolidated Financial Statements, under the caption "Earnings Per Share," the assumed exercise of UNUM's outstanding stock options does not result in a material dilution of EPS.

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

In June 1997, the FASB issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. Generally, FAS 131 requires that financial information be reported on the basis that is used internally for evaluating performance. UNUM is required to adopt FAS 131 effective January 1, 1998, and comparative information for earlier years must be restated. This statement does not need to be applied to interim financial statements in the initial year of application. UNUM is currently considering what impact FAS 131 will have on its current segment reporting structure.

UNUM Corporation and Subsidiaries
Form 10-Q
September 30, 1997

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                                                                            Page
(a)  Exhibit Index

   12.  Statement re:  Computation of ratio of earnings to fixed charges.

   15.  Letter re:  Unaudited interim financial information.

   27.  Financial Data Schedules

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant with the United States Securities and Exchange Commission during the quarter ended September 30, 1997.

UNUM Corporation and Subsidiaries
Form 10-Q
September 30, 1997

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date November 7, 1997          /S/ ROBERT E. BROATCH
     --------------------      -----------------------------
                               Robert E. Broatch
                               Senior Vice President and
                               Chief Financial Officer




Date November 7, 1997          /S/ JOHN M. LANG, JR.
     --------------------      ------------------------------
                               John M. Lang, Jr.
                               Vice President and