Form 10-K
period 1997-12-31
UNUM CORP
filed 1998-03-10
CIK 795581

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            -----------------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997

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


       Registrant's telephone number, including area code: (207) 770-2211

           Securities registered pursuant to Section 12(b) of the Act:


Title of each class                            Name of each exchange on which registered
-------------------                            -----------------------------------------
Common stock, $0.10 par value                  New York Stock Exchange
                                               Pacific Exchange
Preferred stock purchase rights                New York Stock Exchange
                                               Pacific Exchange
8.8% Junior Subordinated Deferrable Interest   New York Stock Exchange
 Debentures, Series A, Due 2025

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 20, 1998, was approximately $6,947,700,000.

     As of February 20, 1998, 137,937,518 shares of the registrant's common stock were outstanding.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Information from the Registrant's proxy statement for the Annual Meeting of Shareholders on May 8, 1998, is incorporated by reference into Part III.

Exhibit Index appears on page 70.

================================================================================

                                TABLE OF CONTENTS


                                     PART I

Item                                                                                               Page
----                                                                                               ----
1.     Business .................................................................................    1
       A. Description of Business ...............................................................    1
       B. Disability Insurance Segment ..........................................................    2
       C. Special Risk Insurance Segment ........................................................    4
       D. Colonial Products Segment .............................................................    4
       E. Retirement Products Segment ...........................................................    5
       F. Investments ...........................................................................    5
       G. Risk Management and Reinsurance .......................................................    6
       H. Reserves ..............................................................................    7
       I. Employees .............................................................................    7
       J. Competition ...........................................................................    7
       K. Regulation ............................................................................    7
       L. Participation Fund Account ............................................................    8
2.     Properties ...............................................................................    8
3.     Legal Proceedings ........................................................................    8
4.     Submission of Matters to a Vote of Security Holders ......................................    8

                                                 PART II
5.     Market for the Registrant's Common Equity and Related Stockholder Matters ................    8
6.     Selected Financial Data ..................................................................    9
7.     Management's Discussion and Analysis of Financial Condition and Results of Operations ....   11
7A.    Quantitative and Qualitative Information about Market Risk ...............................   28
8.     Financial Statements and Supplementary Data ..............................................   29
9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .....   60

                                                 PART III
10.    Directors and Executive Officers of the Registrant .......................................   60
       A. Directors of the Registrant ...........................................................   60
       B. Executive Officers of the Registrant ..................................................   60
11.    Executive Compensation ...................................................................   61
12.    Security Ownership of Certain Beneficial Owners and Management ...........................   61
13.    Certain Relationships and Related Transactions ...........................................   61

                                                 PART IV
14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K ..........................   62
       Signatures ...............................................................................   63
       Index to Exhibits ........................................................................   70

                                               UNUM Corporation and Subsidiaries


                                     PART I

Item 1--Business

A. Description of Business

     UNUM Corporation is a Delaware corporation organized in 1985 as an insurance holding company. UNUM Corporation and subsidiaries ("UNUM") are the leading providers of group long term disability insurance ("group LTD") in the United States and the United Kingdom. UNUM is also the leading provider of group short term disability ("group STD") in the United States, as well as a major provider of group life, individual disability ("ID"), long term care ("LTC") insurance, special risk reinsurance and payroll-deducted voluntary employee benefit products offered to employees at their worksites. The operations of the subsidiaries, described below, account for substantially all of UNUM's consolidated assets and revenues. UNUM Corporation is based in Portland, Maine, and through its affiliates has operations in North America, the United Kingdom, the Pacific Rim and Latin America.

     UNUM conducts its operations in North America through a number of wholly-owned subsidiaries including: UNUM Life Insurance Company of America ("UNUM America"), a Maine life insurance company licensed in 49 states and Canada; First UNUM Life Insurance Company ("First UNUM"), a New York life insurance company; Colonial Companies, Inc. ("Colonial Companies"), a Delaware holding company whose wholly-owned subsidiary, Colonial Life & Accident Insurance Company ("Colonial"), is a South Carolina life insurance company licensed in 49 states; and Duncanson & Holt, Inc. ("D&H"), a New York Corporation. Effective December 31, 1996, UNUM merged Commercial Life Insurance Company ("Commercial Life") into UNUM America.

     UNUM's United Kingdom operations are conducted by UNUM Limited, a wholly-owned subsidiary of UNUM European Holding Company, and by Duncanson & Holt Europe Ltd., a wholly-owned subsidiary of D&H. UNUM European Holding Company, incorporated in the United Kingdom, is wholly-owned by UNUM Corporation.

     UNUM's Pacific Rim operations are led by a wholly-owned subsidiary, UNUM Japan Accident Insurance Company Limited, a Japanese non-life insurance company established in 1994.

     UNUM's Latin American operations were established on July 31, 1997, with the purchase of Boston Compania Argentina de Seguros SA ("Boston Seguros"), a general lines property/casualty, life and workers compensation insurance company based in Buenos Aires, Argentina.

     During 1997, UNUM acquired Options and Choices Inc. ("OCI"), which delivers integrated information and analysis to help organizations manage their health and disability program costs. OCI is based in Cheyenne, Wyoming, and is a wholly-owned subsidiary.

     Effective June 2, 1997, UNUM completed a two-for-one common stock split as discussed in Item 8, Note 10 "Stockholders' Equity." Accordingly, all numbers of common shares and per common share data have been restated to reflect the stock split.

     On October 1, 1996, UNUM America and First UNUM closed the sale of their respective group tax-sheltered annuity ("TSA") businesses to The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York, both subsidiaries of Lincoln National Corporation. The sale involved approximately 1,700 group contractholders and assets under management of approximately $3.3 billion. The contracts were initially reinsured on an indemnity basis. Upon consent of the TSA contractholders and participants, the contracts are considered reinsured on an assumption basis, legally releasing UNUM America and First UNUM from future contractual obligation to the respective contractholders and participants. As of December 31, 1997, consents for assumption reinsurance have been received relating to approximately 92% of assets under management.

     On March 26, 1993, UNUM merged with Colonial Companies. Under the merger agreement, UNUM exchanged 1.462 shares of its common stock for each share of Colonial Companies Class A and Class B common stock outstanding on March 26, 1993. UNUM issued approximately 22.8 million shares of common stock from treasury in connection with the merger. In addition, outstanding options to acquire shares of Colonial Companies Class B common stock were converted into options to acquire shares of UNUM common stock. The merger was accounted for as a pooling of interests.

     Premiums for insurance products described in the following sections are based on expected morbidity, mortality and persistency, as well as on assumptions concerning operating expenses and investment income.

B. Disability Insurance Segment

     The Disability Insurance segment, which in 1997 accounted for 58% of UNUM's revenues and income before income taxes, includes disability products offered in North America, the United Kingdom and Japan including: group LTD, group STD, ID, disability reinsurance operations and long term care insurance.


UNUM America and First UNUM:

     UNUM America and First UNUM market their group and individual insurance products, included in the Disability Insurance and Special Risk Insurance segments, through a network of 45 offices in the United States and Canada utilizing brokers to distribute these products. As of December 31, 1997, these branch offices were organized into five regions and were staffed with approximately 1,040 management, sales, service and administrative personnel.


     Group Long Term Disability

     UNUM America and First UNUM's group LTD product is the Disability Insurance segment's principal product. UNUM America and First UNUM target sales of group LTD to executive, administrative and management personnel and other professionals such as educators, consultants, health care providers, accountants and engineers. Since 1976, UNUM America and First UNUM combined have been the United States' leading provider of group LTD based on inforce cases and premium according to Employee Benefit Plan Review, a recognized industry publication.

     Group LTD provides employees with insurance coverage for loss of income in the event of inability to work due to sickness or injury. Most policies begin providing benefits following 90- or 180-day waiting periods and continue providing benefits until the employee reaches a certain age between 65 and 70. Group LTD benefits are paid monthly and generally are limited to two-thirds of the employee's earned income up to a specified maximum benefit.

     The group LTD product is sold primarily on a basis permitting periodic repricing. This enables UNUM to adjust the pricing of its products to more closely align with the underlying claims experience and interest rate environment.


     Group Short Term Disability

     Group STD provides employees with insurance coverage for loss of income in the event of inability to work due to sickness or injury. Most of these policies begin providing benefits immediately for accidents, or following a one-week waiting period for sickness, and continue providing benefits for up to 26 weeks. Group STD benefits are paid weekly and generally are limited to 60% of the employee's earned income up to a specified maximum benefit. As reported by Employee Benefit Plan Review, UNUM America and First UNUM combined were the top providers of group STD for 1996 based on premium and number of inforce lives.


     Individual Disability

     ID products provide coverage for loss of income in the event of disability. Sales are targeted to professionals, corporate executives, business owners and administrative support personnel. As reported in the Life Insurance Marketing Research Association's 1996 Individual Health Issues and Inforce Survey for the United States and Canada, UNUM America and First UNUM combined were the fourth largest providers of individual disability income policies measured by inforce premium.

     Effective December 31, 1996, UNUM America and Centre Life Reinsurance Limited ("Centre Re"), a Bermuda-based reinsurance specialist, entered into an agreement for reinsurance coverage of the active life reserves of UNUM America's existing United States non-cancellable ID block of business. This agreement does not reinsure any claims incurred prior to January 1, 1996. The agreement follows UNUM's announcement in late 1994 that it would no longer market the non-cancellable form of ID coverage in the United States. For a detailed discussion of the reinsurance agreement refer to Item 8 Note 6 "Reinsurance."

     UNUM announced in November 1994 that it would discontinue sales of the traditional, fixed price, non-cancellable ID product ("non-cancellable product") in the United States upon introduction of a new ID product in each state. During the second quarter of 1995, UNUM introduced the Lifelong Disability Protection ("LDP") product, which replaces the non-cancellable product. LDP policies are issued on a "guaranteed renewable" basis, which means UNUM cannot refuse to renew any policy, but it does reserve the right to increase premiums for inforce

                                               UNUM Corporation and Subsidiaries

policies. This right to change premiums is, or may be, subject to various state insurance department rules, regulations and approvals.

     The LDP product provides benefits and transitional support for moderate disabilities, while providing richer benefits for severe disabilities. Various options are available that permit tailoring insurance coverage to the specific client's needs. The most common options include up to 60% base income replacement coverage, an option to purchase up to 40% further coverage in the event of catastrophic injury or illness involving the loss of two or more Activities of Daily Living, (e.g. bathing, dressing, feeding independently) and an automatic option to convert to a long term care policy at retirement age. Following the approval of the LDP product, sales of the non-cancellable product have been discontinued in the United States.

     UNUM also markets buy/sell and key person coverage and policies that provide reimbursement for business overhead expenses incurred during a period of disability.

     Following the completion of its merger with Commercial Life, UNUM America is a leading provider of disability insurance in the association marketplace, offering disability income coverage to members of professional associations. UNUM introduced new conditionally renewable products for sale through its association channel in the first quarter of 1997, which were available in 41 states at December 31, 1997.


     LTD Reinsurance

     UNUM America assumes certain insurance risks through long term disability reinsurance operations managed by Duncanson & Holt Services Inc., a leading manager of group LTD reinsurance in the United States and wholly-owned subsidiary of D&H.


     Long Term Care

     UNUM America and First UNUM market guaranteed renewable LTC insurance on a group and individual basis. The group LTC product is offered on an employer or employee-paid basis to employer groups of at least 15 participants. Under group policies employers may offer coverage to retirees and employees, as well as spouses, parents and grandparents of those employees. Individual LTC is marketed through independent brokers and general agents on a single customer basis and to smaller employer groups.

     LTC insurance pays a benefit when the insured suffers the loss of two or more Activities of Daily Living and requires stand-by assistance of another person or suffers cognitive impairment. Benefits are paid on an indemnity basis that provides a daily or monthly payment, regardless of actual expenses incurred, up to a maximum lifetime benefit. All policies cover costs related to licensed nursing home care with options provided to add coverage for professional and/or informal home care and inflation protection. Benefits start after an elimination period, generally of 90 days or less.


UNUM Limited:

     UNUM Limited was the leading provider for 1996 of group LTD insurance in the United Kingdom, as reported by ERC Frankona Reassurance Ltd's annual group risk survey, based on premium revenue. UNUM Limited targets group LTD sales to executive, administrative and management personnel, and other professionals, providing employees with insurance coverage for loss of income in the event of inability to work due to sickness or injury. UNUM Limited also markets individual disability insurance through a network of independent financial advisors.


UNUM Japan:

     UNUM Japan, which began operations in 1994, targets sales of group and individual long term disability products ("LTD products") to executive, administrative and management personnel and other professionals. The contract terms and insurance coverage of these products are similar to those offered by UNUM in the U.S. and are marketed through contracted independent agents and brokers. Beginning in 1997, UNUM Japan received approval to market Credit Long Term Disability insurance through banks and credit unions. This product protects salaried workers from inability to make their monthly mortgage/home lease payments in the event of disability.

     UNUM Japan also receives premiums as a reinsurer of LTD products in Japan and Hong Kong. These reinsurance treaty arrangements are primarily quota share coinsurance. The direct insurer is subject to compliance with UNUM Japan's risk management standards for pricing, underwriting and claims management.

     Refer to Item 7 under the caption "Disability Insurance Segment" and Item 8 Note 16 "Segment Information" for more information.


C. Special Risk Insurance Segment

     The Special Risk Insurance segment in 1997 accounted for 23% and 19% of UNUM's revenues and income before income taxes, respectively. The Special Risk Insurance segment includes group life, special risk accident insurance, reinsurance underwriting management operations, non-disability reinsurance operations and other special risk insurance products.

     The Special Risk Insurance segment's group insurance products are sold primarily on a basis permitting periodic repricing. This enables UNUM to adjust the pricing of its products to more closely align with the underlying claims experience and interest rate environment.

     UNUM America and First UNUM's group life insurance products provide term insurance to a broad range of employees. As reported by Employee Benefit Plan Review for 1996, UNUM America and First UNUM combined were the fifth largest writer of group life insurance in the United States based on number of inforce contracts. UNUM America and First UNUM also offer group universal life insurance on a payroll deduction basis through a network of independent brokers and specialty agents and term life insurance through the association group channel. Group accidental death and dismemberment coverage is offered as a rider on most group life insurance products.

     UNUM America is also a leading provider of group special risk accident products, including travel and voluntary accident insurance. These products are offered on an employer or employee-paid basis through a network of independent brokers and specialty agents.

     D&H has offices throughout the United States and in London, Toronto, Bermuda and Singapore. A leading accident and health reinsurance underwriting manager, D&H is authorized to conduct reinsurance business on behalf of the member companies participating in its reinsurance facilities. D&H provides reinsurance facility management services which may include marketing, underwriting, administration, claims payment and actuarial services for client companies. On May 3, 1996, D&H acquired three associated reinsurance underwriting managers specializing in accident and health business.

     D&H and its subsidiaries do not bear any insurance risk, with the exception of Duncanson & Holt Underwriters Ltd., a wholly-owned subsidiary of Duncanson & Holt Europe Ltd. During 1995, Duncanson & Holt Europe Ltd., a subsidiary of D&H based in the United Kingdom, was authorized by Lloyd's of London to establish two Lloyd's Managing Agents and to acquire a third existing Lloyd's Managing Agent. These agents manage syndicates that underwrite primarily personal accident and other non-marine and marine classes of business at Lloyd's of London.

     Non-disability reinsurance operations include UNUM America's participation in reinsurance facilities managed by D&H and direct reinsurance arrangements primarily for accident and health, long term care and other special risk business. As a member company in reinsurance facilities, UNUM America assumes a share of the insurance risk of the facility.

     Refer to Item 7 under the caption "Special Risk Insurance Segment" and
Item 8 Note 16 "Segment Information" for more information.


D. Colonial Products Segment

     The Colonial Products segment in 1997 accounted for 14% and 18% of UNUM's revenues and income before income taxes, respectively. The Colonial Products segment includes Colonial and affiliates. Colonial markets a broad line of payroll-deducted, voluntary employee benefit products to employees at their worksites, which includes accident and sickness, disability, cancer and life products. Colonial markets its products nationwide through a 9,500-member independent contractor sales force and through collaborative sales with UNUM America. All Colonial products are purchased solely with employee funds.

     Colonial's accident policies generally provide benefit payments for disability income, death, dismemberment or major injury. Accident policies are designed to supplement other benefits available through Social Security, workers' compensation and other insurance plans. Colonial offers a wide range of life insurance products, with universal life and whole life accounting for most of the life insurance sold. Colonial's cancer policies are designed to provide payments for hospitalization and scheduled medical benefits.

                                               UNUM Corporation and Subsidiaries

     Colonial's premiums for 1997 were primarily derived from policies marketed to employees at their worksites, with premiums in most cases collected through payroll deduction. Such policies are issued on a guaranteed renewable basis, which means Colonial cannot refuse to renew any policy, but does reserve the right on a product-by-product basis to increase premiums for inforce policies. This right to change premiums is, or may be, subject to various state insurance department rules, regulations and approvals.

     Colonial markets its accident and health products as qualified fringe benefits that can be purchased with pretax employee dollars as part of a flexible benefits program pursuant to Section 125 of the Internal Revenue Code. In 1997, premiums from sales to employees participating in such programs accounted for approximately 50% of total premiums. A flexible benefits program assists employers in managing their benefits and compensation packages and provides policyholders with the ability to choose the benefits that best meet their needs. Congress could change the tax laws to limit or eliminate fringe benefits available on a pretax basis, eliminating Colonial's ability to continue marketing its products in this way. However, Colonial believes its products provide policyholders value, which will remain even if the tax advantages offered by flexible benefit programs are eliminated.

     During 1997, Colonial formed a strategic marketing alliance with The Lincoln National Life Insurance Company ("Lincoln Life") in order to create cross-selling opportunities in the worksite market. In addition, Colonial coinsures and administers Lincoln Life's existing block of worksite-marketed universal life insurance.

     Refer to Item 7 under the caption "Colonial Products Segment" and Item 8
Note 16 "Segment Information" for more information.

E. Retirement Products Segment

     The Retirement Products segment in 1997 accounted for 5% and 14% of UNUM's revenues and income before income taxes, respectively. This segment includes products no longer actively marketed by UNUM including: TSAs, guaranteed investment contracts, deposit administration accounts, 401(k) plans, individual life and group medical insurance. On October 1, 1996, UNUM America and First UNUM closed the sale of their respective TSA businesses to Lincoln, as discussed in Item 1 A, "Description of Business."

     Refer to Item 7 under the caption "Retirement Products Segment" and Item 8
Note 16 "Segment Information" for more information.

F. Investments

     Refer to Item 7 under the caption "Investments" for more information. Additional information about UNUM's mortgage loan portfolio is provided below.

     UNUM management believes that its mortgage loan portfolio is well diversified geographically and among property types. The mortgage loan portfolio percentages by geographic region and property type at December 31, 1997, and 1996, were as follows:

                               Geographic Region


                                   1997         1996
                                ----------   ----------
New England .................    12.8%        12.4%
Mid-Atlantic ................    12.0         12.7
South Atlantic ..............    19.1         16.1
Mountain ....................     6.0          7.5
Pacific .....................    15.9         15.7
West South Central ..........     5.7          6.8
East South Central ..........    10.7          5.4
West North Central ..........    13.1         11.3
East North Central ..........     4.6         12.0
Other .......................     0.1          0.1
                                -----        -----
  Total .....................   100.0%       100.0%
                                =====        =====


                                 Property Type


                                 1997         1996
                              ----------   ----------
Office Building ...........    24.6%        26.1%
Retail ....................    28.1         33.0
Industrial ................    32.2         27.1
Apartment .................    10.6          8.2
Hotel/Motel ...............     2.7          3.8
1-4 Family ................      --          0.1
Other Commercial ..........     1.8          1.7
                              -----        -----
  Total ...................   100.0%       100.0%
                              =====        =====

     Mortgage loans delinquent 60 days or more on a contract delinquency basis by geographic region and property type were as follows at December 31, 1997, and 1996 (dollars in millions):

                               Geographic Region


                                   1997       1996
                                ---------   --------
New England .................    $  2.9       $ --
Mid-Atlantic ................        --        3.5
West North Central ..........       5.0         --
East North Central ..........        --        2.1
                                 ------       ----
  Total .....................    $  7.9      $ 5.6
                                 ======      =====

                                 Property Type


                                1997       1996
                             ---------   --------
Office Building ..........    $  2.9       $ --
Retail ...................       5.0        5.6
                              ------       ----
  Total ..................    $  7.9      $ 5.6
                              ======      =====

     Impaired loans by geographic region and property type were as follows at December 31, 1997, and 1996 (dollars in millions):

                               Geographic Region


                                   1997         1996
                                ----------   ----------
New England .................    $  14.3      $  14.6
Mid-Atlantic ................        8.2          8.4
South Atlantic ..............         --          9.1
Mountain ....................        8.6          8.8
West South Central ..........        4.7          4.8
West North Central ..........        7.6          2.6
East North Central ..........         --          2.1
                                 -------      -------
                                 $  43.4      $  50.4
                                 =======      =======

                                 Property Type


                                1997         1996
                             ----------   ----------
Office Building ..........    $  29.7      $  22.0
Retail ...................       13.7         18.2
Industrial ...............         --         10.2
                              -------      -------
  Total ..................    $  43.4      $  50.4
                              =======      =======

     Restructured mortgage loans by geographic region and property type were as follows at December 31, 1997, and 1996 (dollars in millions):

                               Geographic Region


                                   1997        1996
                                ---------   ---------
New England .................    $  0.7      $  0.7
South Atlantic ..............       7.6        13.3
Mountain ....................       3.3         7.7
Pacific .....................       7.8         7.9
West South Central ..........       2.5         2.5
West North Central ..........       3.7         8.7
East North Central ..........      13.7        14.0
                                 ------      ------
  Total .....................    $ 39.3      $ 54.8
                                 ======      ======

                                 Property Type


                                1997         1996
                             ----------   ----------
Office Building ..........    $  23.8      $  24.3
Retail ...................       12.3         12.5
Industrial ...............        0.9          5.8
Apartment ................         --          4.4
Hotel/Motel ..............        2.3          7.8
                              -------      -------
  Total ..................    $  39.3      $  54.8
                              =======      =======

G. Risk Management and Reinsurance

     Risk management, which includes product design, pricing, underwriting, reserving and benefits management, involves a determination of the type and amount of risk an insurer is willing to accept, administration and evaluation of business inforce and determination of claim liability. UNUM's underwriters evaluate policy applications on the basis of information provided by the applicant and other sources. The underwriters are responsible for specific products and are further specialized by geographic sales region.

     UNUM reinsures with other companies portions of the insurance risk it has underwritten. Reinsurance allows UNUM to sell policies with higher benefits than the entire risk UNUM is willing to assume. UNUM remains liable to the insured for the payment of policy benefits if the reinsurers cannot meet their obligations under the reinsurance agreements. UNUM does not generally reinsure risk on a product-specific basis for group LTD, group STD or association group disability. For other insurance products, UNUM reinsures benefits over various amounts, depending on the type of coverage.

     In addition to product-specific reinsurance arrangements, UNUM's insurance companies are covered by catastrophe reinsurance, providing additional protection against aggregate losses in excess of $1 million up to a

                                               UNUM Corporation and Subsidiaries

maximum of $250 million. This protection is activated whenever one catastrophic event causes the disability and/or death of three or more lives insured under UNUM's disability, life, or personal accident contracts.

     During 1996, UNUM America entered into an agreement for reinsurance coverage of the active life reserves of its existing United States non-cancellable ID block of business. This agreement does not reinsure any claims incurred prior to January 1, 1996. For more information on this reinsurance agreement refer to Item 8 Note 6 "Reinsurance."

     Total reinsurance premiums assumed and ceded for the year ended December 31, 1997, were $281.6 million and $402.8 million, respectively. Current or planned reinsurance activity is not expected to have a significant impact on UNUM's ability to underwrite additional insurance.

H. Reserves

     The reserves reported in the consolidated financial statements have been computed in accordance with generally accepted accounting principles ("GAAP"). These reserve balances generally differ from those in statutory financial statements. Statutory reserves are subject to minimum reserves established by the laws of the various states. The differences between GAAP and statutory reserves arise from the use of different morbidity, mortality, interest, expense and lapse assumptions.

     Pursuant to insurance laws of the states of Maine, New York and South Carolina, as well as the United Kingdom, Japan and Argentina, UNUM's insurance subsidiaries (UNUM America, First UNUM, Colonial, UNUM Limited, UNUM Japan and Boston Seguros, respectively) set up statutory reserves, carried as liabilities, to meet obligations on their various policies. These statutory reserves, together with premiums and interest based on statutory assumptions, are sufficient to meet the policy and contract obligations of UNUM's insurance subsidiaries that result from using statutory assumptions. Pursuant to federal insurance laws of Canada, UNUM America has established regulatory reserves to meet the obligations of policies written in its Canadian branch.

     Statutory, GAAP and regulatory reserves are based on UNUM's insurance subsidiaries' experience as adjusted to provide for possible adverse deviations. These estimates are periodically reviewed and compared with actual experience. The assumptions may be revised when it is determined that future expected experience differs from the assumed estimates.

I. Employees

     At December 31, 1997, UNUM had approximately 7,200 full-time employees. Some employees in Argentina, comprising less than 1% of UNUM's total workforce, are members of a union.

J. Competition

     The principal competitive factors affecting all of UNUM's business are reputation, financial strength, quality of service, risk management expertise, distribution, product design and price. There is competition among insurance companies for the types of group and individual insurance products sold by UNUM. At the end of 1997, there were more than 1,700 legal reserve life insurance companies in the United States and Canada, more than 200 life assurance offices in the United Kingdom, approximately 100 life and non-life insurance companies in Japan, and more than 200 insurance companies in Argentina. These companies may offer insurance products similar to those marketed by UNUM.

K. Regulation

     UNUM's insurance subsidiaries are subject to regulation and supervision in the jurisdictions in which they do business. Although the extent of such regulation varies, U.S. state, Canadian, United Kingdom, Japanese and Argentine insurance laws generally establish supervisory agencies with broad administrative powers. These powers relate chiefly to the granting and revocation of the licenses to transact business, establishing reserve requirements and the form, content and frequency of required financial statements. Such powers also include the licensing of agents in the U.S. and the approval of policy forms in the U.S. and Japan. UNUM's insurance operations and subsidiaries must meet the standards and tests for its investments promulgated by insurance laws and regulations of Maine, New York, South Carolina, Canada, the United Kingdom, Japan and Argentina, as applicable. Insurance subsidiaries operate under insurance laws which require they establish and carry, as liabilities, statutory reserves to meet obligations on their disability, life, accident and health policies and annuities. These reserves are verified periodically by various regulators. UNUM's domestic insurance subsidiaries are examined periodically by examiners from their states of domicile and by other states in which they are licensed to conduct business.

     The laws of the State of Maine require periodic registration and reporting by insurance companies domiciled within its jurisdiction that control or are controlled by other corporations or persons. This constitutes, by definition, a holding company system. UNUM America is domiciled in Maine and is subject to these laws. New York, the domiciliary state of First UNUM, and South Carolina, the domiciliary state of Colonial, have similar laws. Accordingly, UNUM's domestic insurance subsidiaries are registered as members of the UNUM holding company system in the states of Maine, New York and South Carolina. The statutes of these states require periodic disclosure concerning the ultimate controlling person and intercorporate transactions within the holding company system, some of which require prior approval.


L. Participation Fund Account

     Participating policies issued by the former Union Mutual Life Insurance Company ("Union Mutual") prior to November 14, 1986, the date of UNUM's demutualization, will remain participating as long as they remain in force. A Participation Fund Account ("PFA") has been established for the benefit of all of Union Mutual's individual participating life and annuity policies and contracts. At December 31, 1997, the PFA had approximately $367 million in assets, held by UNUM America, the successor to Union Mutual.

     PFA assets, investment earnings and income from operations are not available to UNUM America during the operation or upon the termination of the PFA. In the unlikely event the assets of the PFA are not adequate to provide for policyholder benefits (exclusive of dividends, which are not guaranteed), UNUM America would be required to provide for any shortfall, and such amounts, if any, would reduce earnings of UNUM America and UNUM.

     All operating data of the individual participating life and annuity contracts has been excluded from the Consolidated Statements of Income and all other operating data included in this report unless otherwise noted. The assets and liabilities associated with the participating business are included in UNUM's Consolidated Balance Sheets.


Item 2--Properties

     UNUM owns home office property consisting of six office buildings and four service buildings located throughout the Portland, Maine area. UNUM also owns office buildings in the United Kingdom, South Carolina and Argentina, which serve as the home offices of UNUM Limited, the Colonial Companies and Boston Seguros, respectively. In addition, UNUM leases office space, on periods principally from five to ten years, for use by its home office, affiliates and sales forces.


Item 3--Legal Proceedings

     Refer to Item 8 Note 15 "Litigation" for information on legal proceedings.



Item 4--Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of shareholders, through solicitation of proxies or otherwise, during the fourth quarter of 1997.


                                    PART II


Item 5--Market for the Registrant's Common Equity and Related Stockholder
Matters

     The principal markets in which UNUM's common stock is traded are the New York Stock Exchange and the Pacific Exchange. UNUM's ticker symbol is "UNM." As of December 31, 1997, there were 22,548 shareholders of record of common stock. Information concerning restrictions on the ability of UNUM's affiliates to transfer funds to UNUM in the form of cash dividends is described in Item 8
Note 11 "Dividend Restrictions."

     The market price (as quoted by the New York Stock Exchange) and cash dividends paid, per share of UNUM's common stock, by calendar quarter for the past two years were as follows:


                                           1997                                                1996
                    --------------------------------------------------- ---------------------------------------------------
                         4Q           3Q           2Q           1Q           4Q           3Q           2Q           1Q
                    ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
High ..............  $ 54.438     $ 48.250     $ 46.500     $ 39.813     $ 36.750     $ 33.000     $ 31.500     $ 30.938
Low ...............  $ 45.125     $ 40.688     $ 33.625     $ 35.313     $ 30.500     $ 28.375     $ 27.750     $ 27.375
Close .............  $ 54.375     $ 45.625     $ 42.250     $ 36.500     $ 36.125     $ 32.063     $ 31.125     $ 29.750
Dividend Paid .....  $ 0.1425     $ 0.1425     $ 0.1425     $ 0.1375     $ 0.1375     $ 0.1375     $ 0.1375     $ 0.1325

                                               UNUM Corporation and Subsidiaries

Item 6--Selected Financial Data

     The following should be read in conjunction with UNUM's Consolidated Financial Statements and related notes reported in Item 8. On June 2, 1997, UNUM completed a two-for-one common stock split. Accordingly, all numbers of common shares and per common share data have been restated to reflect the stock split.


                      SELECTED CONSOLIDATED FINANCIAL DATA
              (Dollars in millions, except per common share data)



                                                                                 Year Ended December 31,
                                                    -------------------------------------------------------------------------------
                                                          1997            1996            1995            1994             1993
                                                    --------------- --------------- --------------- --------------- ---------------
Income Statement Data
Revenues:
Premiums and fees and other income:
 Disability Insurance Segment ......................  $ 1,882.6       $ 1,917.7       $ 1,879.9       $ 1,716.2        $ 1,547.9
 Special Risk Insurance Segment ....................      878.6           755.4           702.3           607.1           559.4
 Colonial Products Segment .........................      530.8           498.2           475.1           441.3           407.4
 Retirement Products Segment .......................      130.3            65.8            34.1            31.4            42.5
 Corporate .........................................        0.1              --             0.1             0.8              --
                                                      ----------      ------------    ----------      ----------       -----------
Total premiums and fees and other income ...........    3,422.4         3,237.1         3,091.5         2,796.8         2,557.2
                                                      ----------      ------------    ----------      ----------       -----------
Net investment income: (a)
 Disability Insurance Segment ......................      468.0           468.5           592.9           400.3           369.8
 Special Risk Insurance Segment ....................       68.4            56.5            48.4            40.7            34.8
 Colonial Products Segment .........................       57.6            47.3            52.2            32.6            41.4
 Retirement Products Segment .......................       54.4           217.2           323.7           338.0           387.6
 Corporate .........................................        5.9            16.1            14.2             4.2             6.2
                                                      ----------      ------------    ----------      ----------       -----------
Total net investment income ........................      654.3           805.6         1,031.4           815.8           839.8
                                                      ----------      ------------    ----------      ----------       -----------
Total revenues .....................................    4,076.7         4,042.7         4,122.9         3,612.6         3,397.0
                                                      ----------      ------------    ----------      ----------       -----------
Benefits and expenses:
 Disability Insurance Segment ......................    2,037.9         2,170.9         2,255.8         2,060.3         1,603.6
 Special Risk Insurance Segment ....................      845.7           732.7           690.4           581.9           555.3
 Colonial Products Segment .........................      489.6           453.1           439.6           411.2           378.4
 Retirement Products Segment .......................      108.5           281.6           312.3           327.4           375.8
 Corporate .........................................       58.6            62.8            42.9            33.2            23.6
                                                      ----------      ------------    ----------      ----------       -----------
Total benefits and expenses ........................    3,540.3         3,701.1         3,741.0         3,414.0         2,936.7
                                                      ----------      ------------    ----------      ----------       -----------
Income (loss) before income taxes and cumulative
 effects of accounting changes:
 Disability Insurance Segment ......................      312.7           215.3           217.0            56.2           314.1
 Special Risk Insurance Segment ....................      101.3            79.2            60.3            65.9            38.9
 Colonial Products Segment .........................       98.8            92.4            87.7            62.7            70.4
 Retirement Products Segment .......................       76.2             1.4            45.5            42.0            54.3
 Corporate .........................................      (52.6)          (46.7)          (28.6)          (28.2)          (17.4)
                                                      ------------    ------------    ------------    ------------     -----------
Total income before income taxes and cumulative
 effects of accounting changes .....................      536.4           341.6           381.9           198.6           460.3
Income taxes .......................................      166.1           103.6           100.8            43.9           148.3
Cumulative effects of accounting changes ...........         --              --              --              --           (12.1)(b)
                                                      ------------    ------------    ------------    ------------     -----------
Net income .........................................  $   370.3       $   238.0       $   281.1       $   154.7        $   299.9
                                                      ============    ============    ============    ============     ===========
Per common share:
Net income--basic ..................................  $    2.65       $    1.63       $    1.93       $    1.04        $    1.90
Net income--diluted ................................  $    2.59       $    1.61       $    1.92       $    1.04        $    1.88
Dividends paid .....................................  $  0.5650       $  0.5450       $  0.5175       $  0.4600        $  0.3825
                                                      ============    ============    ============    ============     ============



--------
(a) Includes investment income and net realized investment gains (losses).

(b) Effective January 1, 1993, UNUM adopted Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," which decreased net income by $32.1 million and Financial Accounting Standard No. 109, "Accounting for Income Taxes," which increased net income by $20.0 million.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                       (Dollars and shares in millions)


                                                                                    December 31,
                                                     --------------------------------------------------------------------------
                                                          1997           1996           1995           1994           1993
Balance Sheet Data                                   -------------- -------------- -------------- -------------- --------------
Assets .............................................  $  13,200.3    $  15,467.5    $  14,787.8    $  13,127.2    $  12,437.3
Long-term debt .....................................  $     509.2    $     409.2    $     457.3    $     182.1    $     128.6
Stockholders' equity ...............................  $   2,434.8    $   2,263.1    $   2,302.9    $   1,915.4    $   2,102.7
Shares outstanding .................................        138.3          143.6          146.0          144.8          152.0
Weighted average shares outstanding during the year:
 Basic .............................................        139.9          145.9          145.4          148.3          157.6
 Diluted ...........................................        142.9          148.0          146.6          149.5          159.3

                                               UNUM Corporation and Subsidiaries


Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's discussion and analysis reviews the consolidated financial condition of UNUM at December 31, 1997 and 1996, the consolidated results of operations for the past three years and, where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Consolidated Financial Data.

FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained in this discussion, or in any other written or oral statements made by UNUM, are or may be considered as forward-looking. Forward-looking statements relate to future operations, strategies, financial results or other developments, and contain words or phrases such as "may," "expects," "should" or similar expressions. Forward- looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond UNUM's control or are subject to change.

     Inherent in UNUM's business are certain risks and uncertainties. Therefore, UNUM cautions the reader that revenues and income could differ materially from those expected to occur depending on factors such as general economic conditions including changes in interest rates and the performance of financial markets, changes in domestic and foreign laws, regulations and taxes, competition, industry consolidation, competitor demutualization, credit risks and other factors. Insurance reserve liabilities can fluctuate as a result of changes in numerous factors, and such fluctuations can have material positive or negative effects on net income. The factors include, but are not limited to, interest rates, incidence rates and recovery rates. Incidence and recovery rates may be influenced by many factors, including but not limited to, the emergence of new diseases, new trends and developments in medical treatments, general economic and societal conditions of the markets where UNUM has operations, and the effectiveness of risk management programs. UNUM disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

CONSOLIDATED OVERVIEW


(Dollars and shares in millions,
except per common share data)                        1997         % Change         1996         % Change          1995
---------------------------------------------   -------------   -----------   -------------   ------------   -------------
Income Data
Revenues
 Premiums ...................................    $ 3,188.7           2.2%      $ 3,120.4            3.4%      $ 3,018.2
 Investment income ..........................        657.9         (18.0)          802.2           (0.5)          806.3
 Net realized investment gains (losses) .....         (3.6)           nm             3.4          (98.5)          225.1
 Fees and other income ......................        233.7            nm           116.7           59.2            73.3
                                                 ----------        -----       ---------          -----       ---------
  Total revenues ............................      4,076.7           0.8         4,042.7           (1.9)        4,122.9
Benefits and expenses .......................      3,540.3          (4.3)        3,701.1           (1.1)        3,741.0
                                                 ----------        -----       ---------          -----       ---------
Income before income taxes ..................        536.4          57.0           341.6          (10.6)          381.9
Income taxes ................................        166.1          60.3           103.6            2.8           100.8
                                                 ----------        -----       ---------          -----       ---------
  Net income ................................    $   370.3          55.6%      $   238.0          (15.3)%     $   281.1
                                                 ==========        =====       =========          =====       =========
Net income per common share:
 Basic ......................................    $    2.65          62.6%      $    1.63          (15.5)%     $    1.93
 Diluted ....................................    $    2.59          60.9%      $    1.61          (16.1)%     $    1.92
                                                 ==========        =====       ==========         =====       ==========
Summary of income (loss) before
 income taxes
 Disability Insurance Segment ...............    $   312.7          45.2%      $   215.3           (0.8)%     $   217.0
 Special Risk Insurance Segment .............        101.3          27.9            79.2           31.3            60.3
 Colonial Products Segment ..................         98.8           6.9            92.4            5.4            87.7
 Retirement Products Segment ................         76.2            nm             1.4          (96.9)           45.5
 Corporate ..................................        (52.6)         12.6           (46.7)          63.3           (28.6)
                                                 ----------        -----       ----------         -----       ----------
  Total income before income taxes ..........    $   536.4          57.0%      $   341.6          (10.6)%     $   381.9
                                                 ==========        =====       ==========         =====       ==========

--------
nm = not meaningful or in excess of 100%

(Dollars and shares in millions)                              1997             1996             1995
------------------------------------------------------   --------------   --------------   --------------
Balance Sheet Data
Assets ...............................................    $  13,200.3      $  15,467.5      $  14,787.8
Notes Payable ........................................    $     635.8      $     526.9      $     583.8
Stockholders' equity .................................    $   2,434.8      $   2,263.1      $   2,302.9
Shares outstanding ...................................          138.3            143.6            146.0
Weighted average shares outstanding--basic ...........          139.9            145.9            145.4
Weighted average shares outstanding--diluted .........          142.9            148.0            146.6

     Effective tax rates, which reflect income tax expense as a percentage of income before income taxes, were 31.0%, 30.3% and 26.4% for 1997, 1996 and 1995, respectively. Reported income tax expense was below the federal statutory tax rate of 35% primarily due to tax savings from investments in tax-exempt bonds and mortgages. The increase in the effective tax rate over the three year period was primarily due to reduced tax-exempt income as a percentage of income before income taxes.

     A comparison of net income is impacted by the inclusion of realized investment gains (losses), and special items that occurred in 1997, 1996 and 1995. Operating income in 1997, 1996 and 1995, which excludes realized investment gains (losses) and the special items, was as follows:


(Dollars in millions,
except per common share amounts)         1997       % Change        1996       % Change        1995
----------------------------------   -----------   ----------   -----------   ----------   -----------
Operating income .................    $ 341.7          13.3%     $ 301.7          18.2%     $ 255.2
Operating income per common share:
 Basic ...........................    $  2.44          17.9%     $  2.07          17.6%     $  1.76
 Diluted .........................    $  2.39          17.2%     $  2.04          17.2%     $  1.74

     This management's discussion and analysis focuses on results on a pretax operating income basis, which is defined as income (loss) before income taxes exclusive of realized investment gains (losses) and special items. Special items are excluded from this discussion as management considers them to be unusual and believes a discussion of the results on a pretax operating income basis provides a better understanding of the results of ongoing operations. The following table summarizes pretax operating income (loss) for the four business segments and Corporate for the years ended December 31, 1997, 1996 and 1995, and is followed by a discussion of the special items for those periods and a reconciliation of income (loss) before income taxes to pretax operating income
(loss).



(Dollars in millions)                           1997       % Change        1996       % Change        1995
-----------------------------------------   -----------   ----------   -----------   ----------   -----------
Summary of pretax operating income (loss)
 Disability Insurance Segment ...........    $  315.8         13.4%     $  278.4         28.2%     $  217.2
 Special Risk Insurance Segment .........       124.8         38.4          90.2         50.8          59.8
 Colonial Products Segment ..............        98.8          6.6          92.7         20.7          76.8
 Retirement Products Segment ............         4.7        (65.4)         13.6        (37.3)         21.7
 Corporate ..............................       (51.8)        38.1         (37.5)        29.8         (28.9)
                                             --------        -----      --------        -----      --------
  Total pretax operating income .........    $  492.3         12.6%     $  437.4         26.2%     $  346.6
                                             ========        =====      ========        =====      ========

     UNUM reported increased pretax operating income for the year ended December 31, 1997, as compared with the same period in 1996. The increase was primarily attributable to improvements in pretax operating income for the Disability Insurance and Special Risk Insurance segments. Both segments have experienced strong sales and premium growth during 1997, leading to the improvement in operating earnings. These favorable results were partially offset by the increased pretax operating loss in Corporate, which was driven by a reduction in investment income as UNUM utilized excess capital to repurchase shares of its common stock. See the segment discussions that follow for a more detailed analysis of operating results.

     For the year ended December 31, 1996, as compared with the same period in 1995, UNUM reported increased pretax operating income, driven by improved results in the Disability Insurance and Special Risk Insurance segments. These increases were primarily the result of improved claims experience in UNUM's core disability lines and in group life, along with an increase in investment income.

                                               UNUM Corporation and Subsidiaries


Special Items in 1997

      TSA Deferred Gain Recognition

     On October 1, 1996, UNUM Life Insurance Company of America ("UNUM America") and First UNUM Life Insurance Company ("First UNUM") closed the sale of their respective tax-sheltered annuity ("TSA") businesses to The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York, both subsidiaries of Lincoln National Corporation. The sale involved approximately 1,700 group contractholders, assets under management of approximately $3.3 billion and resulted in a deferred pretax gain which is recognized in income in proportion to contractholder and participant consents for assumption reinsurance. Refer to the caption "Retirement Products Segment" for further information. For the year ended December 31, 1997, consent for assumption reinsurance was provided by TSA contractholders and participants owning approximately 92% of assets under management. During 1997, these consents resulted in the recognition of $72.6 million of the total deferred pretax gain of $80.8 million. The recognized gains are reflected as fees and other income in the Retirement Products segment.

      Reorganization Costs

     During fourth quarter 1997, UNUM recognized $6.5 million of operating expenses related to a management and field office reorganization within its North American reinsurance operations, reducing income before income taxes in the Special Risk Insurance segment. Included in the $6.5 million of costs is a $6.0 million restructuring charge and $0.5 million of direct costs, primarily relocation expenses. The restructuring charge of $6.0 million was comprised of $4.0 million of lease exit costs, $1.4 million of severance related costs and $0.6 million of abandoned assets.

      Reinsurance Pool Results

     During fourth quarter 1997, certain reinsurance pools managed by UNUM's wholly-owned subsidiary, Duncanson & Holt Inc. ("D&H"), received new claim information from ceding insurance enterprises about certain older pool years and completed an analysis of recent claims experience deterioration. As a result of these factors, certain pools have strengthened claim reserves. The impact to UNUM in fourth quarter 1997 from these pool claim reserve increases was an $11.7 million reduction in fee income and a $6.7 million increase in benefits to policyholders in the Special Risk Insurance segment, reducing income before income taxes by $18.4 million. The $11.7 million reduction in fee income reflects lower profit commission levels in certain older pool years after the pool claim reserve strengthening. The $6.7 million increase in benefits to policyholders represents the amount of additional claim reserves UNUM recognized as a result of its participation in the pools that strengthened claim reserves.

Special Items in 1996

      Individual Disability Reinsurance Fees

     During the fourth quarter of 1996, UNUM executed a definitive reinsurance agreement between UNUM America and Centre Life Reinsurance Limited ("Centre Re"), a Bermuda based reinsurance specialist, for reinsurance coverage of the active life reserves of UNUM America's existing United States non-cancellable individual disability ("ID") block of business. As a result, UNUM recognized a pretax charge of $49.7 million, reflected as operating expenses in the Disability Insurance segment, which represents the present value of the anticipated minimum amount of fees to be paid to Centre Re under the agreement. For additional information regarding the reinsurance agreement see the Disability Insurance segment discussion.

      Intangible Asset Write-offs and Future Loss Reserves

     In connection with the merger of Commercial Life Insurance Company ("Commercial Life") into UNUM America, the sale of UNUM America's TSA business, as well as UNUM's continued efforts to strengthen its focus on its core products, the company initiated a review of certain products, which resulted in the recognition of pretax charges totaling $39.4 million during third quarter 1996.

     The total charges of $39.4 million included the write-off of certain intangible assets, primarily deferred acquisition costs, totaling $17.0 million. These intangible assets were deemed unrecoverable primarily due to the expectation of continued losses in the association group disability business. Additionally, in conjunction with the completion of a review of UNUM's discontinued product portfolio, a $22.4 million charge was taken to establish a reserve for the present value of expected future losses on certain discontinued products. Losses for these products are charged to the reserve at the time realized. The products incorporated in the charge consist of certain discontinued special risk, retirement and medical products.

     For the year ended December 31, 1996, these charges reduced income before income taxes by $13.1 million in the Disability Insurance segment, reflected as $0.5 million of benefits to policyholders, $0.9 million of operating expenses, and $11.7 million as a change in deferred policy acquisition costs; $11.3 million in the Special Risk Insurance segment, reflected as $6.9 million of benefits to policyholders and $4.4 million of operating expenses; and $15.0 million in the Retirement Products segment, reflected as benefits to policyholders.


      Commercial Life Merger and Integration Costs

     During the third quarter of 1996, actions related to the merger of Commercial Life into UNUM America resulted in a $10.1 million increase in operating expenses for Corporate. The $10.1 million charge consisted of $2.9 million of direct costs incurred and the recording of a $7.2 million restructuring charge to recognize $2.8 million of severance costs and $4.4 million of lease exit costs, primarily related to the merger.


Special Items in 1995

      Disability Reserve Increase from Portfolio Rate Adjustment

     Reserves for certain disability products are discounted using an interest rate which is a composite yield of assets identified with each product. As a result of the sale of the common stock portfolio, discussed under the caption "Realized Investment Gains," which had partially supported these disability reserves, and the subsequent reinvestment of the proceeds primarily in investment grade fixed income assets at yields below the average portfolio yield, certain reserve discount rates were lowered during second quarter 1995. For the year ended December 31, 1995, the effect of lowering these discount rates was an increase to the reserve liabilities and benefits to policyholders reported in the Disability Insurance segment of $128.6 million.


      Group LTD IBNR Increase

     During the second quarter of 1995, UNUM increased the group long term disability ("group LTD") reserves for incurred but not reported ("IBNR") claims and benefits to policyholders reported in the Disability Insurance segment by $38.4 million. IBNR reserves, which are established to fund anticipated reserves for claims which have been incurred but not yet reported to UNUM, are actuarially established based on various factors, including incidence levels and claims severity. The increased IBNR reserves were based on management's judgment that claims incurred but not yet reported would reflect increased levels of claims incidence and severity.


      Association Group Disability Reserve Strengthening

     In 1995, the association group disability business was negatively affected by unfavorable claims experience, which management attributed to certain geographical and occupational segments, particularly dentists and physicians. During the fourth quarter of 1995, UNUM increased reserves for unpaid claims related to association group disability, reported in the Disability Insurance segment, by $15.0 million. These increased reserves were based on management's expectations of slower than expected claim recoveries.


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

                                               UNUM Corporation and Subsidiaries


Realized Investment Gains

     During the second quarter of 1995, UNUM sold virtually all of the common stock portfolio of its United States subsidiaries, primarily due to consideration of statutory capital requirements associated with investment in common stocks and to increase future investment income. The sale of the common stock portfolio contributed to significantly higher pretax realized investment gains for the year ended December 31, 1995, as compared with 1997 and 1996. UNUM reinvested the proceeds from the sale of the common stock portfolio primarily in investment grade fixed income assets, which decreased the required amount of statutory capital for regulatory purposes and increased investment income. Dependent on capital considerations and market conditions, UNUM may invest in equity securities in the future.

Reconciliation of Income (Loss) Before Income Taxes to Pretax Operating Income
(Loss)

     The following table reconciles income (loss) before income taxes to pretax operating income (loss) for the four business segments and Corporate for the years ended December 31, 1997, 1996 and 1995:


                                            Disability   Special Risk   Colonial   Retirement               Consolidated
(Dollars in millions)                        Insurance     Insurance    Products    Products    Corporate       UNUM
------------------------------------------ ------------ -------------- ---------- ------------ ----------- -------------
Year Ended December 31, 1997:
Income (loss) before income taxes ........   $  312.7      $  101.3     $  98.8     $  76.2      $ (52.6)    $  536.4
Exclude realized investment (gains)
 losses ..................................        3.1          (1.4)         --         1.1          0.8          3.6
                                             --------      --------     -------     -------      -------     --------
                                                315.8          99.9        98.8        77.3        (51.8)       540.0
Special items:
 TSA deferred gain recognition ...........         --            --          --       (72.6)          --        (72.6)
 Reorganization costs ....................         --           6.5          --          --           --          6.5
 Reinsurance pool results ................         --          18.4          --          --           --         18.4
                                             --------      --------     -------     -------      -------     --------
Pretax operating income (loss) ...........   $  315.8      $  124.8     $  98.8     $   4.7      $ (51.8)    $  492.3
                                             ========      ========     =======     =======      =======     ========
Year Ended December 31, 1996:
Income (loss) before income taxes ........   $  215.3      $   79.2     $  92.4     $   1.4      $ (46.7)    $  341.6
Exclude realized investment (gains)
 losses ..................................        0.3          (0.3)        0.3        (2.8)        (0.9)        (3.4)
                                             --------      --------     -------     -------      -------     --------
                                                215.6          78.9        92.7        (1.4)       (47.6)       338.2
Special items:
 ID reinsurance fees .....................       49.7            --          --          --           --         49.7
 Write-offs and future loss reserves .....       13.1          11.3          --        15.0           --         39.4
 Merger and integration costs ............         --            --          --          --         10.1         10.1
                                             --------      --------     -------     -------      -------     --------
Pretax operating income (loss) ...........   $  278.4      $   90.2     $  92.7     $  13.6      $ (37.5)    $  437.4
                                             ========      ========     =======     =======      =======     ========
Year Ended December 31, 1995:
Income (loss) before income taxes ........   $  217.0      $   60.3     $  87.7     $  45.5      $ (28.6)    $  381.9
Exclude realized investment gains ........     (184.7)         (4.4)      (10.9)      (24.8)       ( 0.3)      (225.1)
                                             --------      --------     -------     -------      -------     --------
                                                 32.3          55.9        76.8        20.7        (28.9)       156.8
Special items:
 Disability reserve increases ............      128.6            --          --          --           --        128.6
 Group LTD IBNR increase .................       38.4            --          --          --           --         38.4
 Association group reserves ..............       15.0            --          --          --           --         15.0
 Other charges ...........................        2.9           3.9          --         1.0           --          7.8
                                             --------      --------     -------     -------      -------     --------
Pretax operating income (loss) ...........   $  217.2      $   59.8     $  76.8     $  21.7      $ (28.9)    $  346.6
                                             ========      ========     =======     =======      =======     ========

Pretax Operating Income (Loss) by Segment

     The following sections discuss the results of the four business segments and Corporate for the years ended December 31, 1997, 1996 and 1995. These discussions are based on pretax operating income (loss), which excludes realized investment gains (losses) and the special items previously described. The summary financial information provided prior to each segment discussion has been adjusted to exclude the impact of special items from all income statement line items, consistent with the discussion of results on a pretax operating income basis.

DISABILITY INSURANCE SEGMENT


(Dollars in millions)                          1997         % Change         1996        % Change         1995
---------------------------------------   -------------   -----------   -------------   ----------   -------------
Revenues
Premiums
 Group LTD ............................    $ 1,219.1          11.4%      $ 1,094.6           0.6%     $ 1,088.6
 Group STD ............................        205.3          29.9           158.1          19.0          132.9
 UNUM Limited .........................        147.0          10.8           132.7           6.0          125.2
 Individual disability ................        143.5         (65.9)          420.8          (0.5)         423.0
 Other disability insurance ...........        101.6          21.4            83.7          (2.2)          85.6
                                           ---------         -----       ---------         -----      ---------
  Total premiums ......................      1,816.5          (3.9)        1,889.9           1.9        1,855.3
Investment income .....................        471.1           0.5           468.8          14.8          408.2
Fees and other income .................         66.1            nm            27.8          13.0           24.6
                                           ---------         -----       ---------         -----      ---------
  Total operating revenues ............      2,353.7          (1.4)        2,386.5           4.3        2,288.1
Benefits and expenses
Benefits to policyholders .............      1,503.9          (0.7)        1,514.4          (1.0)       1,529.2
Operating expenses ....................        452.0          (1.8)          460.4          10.0          418.4
Commissions ...........................        167.9          (8.8)          184.2          (4.8)         193.5
Increase in deferred policy acquisition
 costs ................................        (85.9)         68.8           (50.9)        (27.5)         (70.2)
                                           ----------        -----       ----------        -----      ----------
  Total benefits and expenses .........      2,037.9          (3.3)        2,108.1           1.8        2,070.9
                                           ----------        -----       ----------        -----      ----------
Pretax operating income (a) ...........    $   315.8          13.4%      $   278.4          28.2%     $   217.2
                                           ==========        =====       ==========        =====      ==========
Sales (annualized new premiums)
 Group LTD ............................    $   294.4                     $   218.7                    $   197.9
 Group STD ............................    $    94.8                     $    74.0                    $    52.4
 UNUM Limited .........................    $    20.0                     $    14.3                    $    14.2
 Individual disability ................    $    26.7                     $    26.4                    $    35.6
Persistency (premiums)
 Group LTD ............................         87.7%                         83.6%                        82.8%
 Group STD ............................         86.7%                         84.5%                        84.8%
 UNUM Limited .........................         91.3%                         85.6%                        89.1%
 Individual disability ................         93.6%                         92.5%                        91.8%
Benefit ratio (% of premiums) .........         82.8%                         80.1%                        82.4%
Operating expense ratio
 (% of premiums) ......................         24.9%                         24.4%                        22.6%

--------
nm = not meaningful or in excess of 100%

(a) For the definition of pretax operating income see the Consolidated
    Overview.

     The Disability Insurance segment includes disability products offered through: UNUM America and First UNUM in North America; UNUM Limited in the United Kingdom; and UNUM Japan Accident Insurance Company Limited ("UNUM Japan"). The products included in this segment are group LTD, group short term disability ("group STD"), ID, disability reinsurance operations and long term care insurance.

                                               UNUM Corporation and Subsidiaries


Overview

     UNUM completed a reinsurance agreement during the fourth quarter of 1996 for coverage related to its United States non-cancellable block of ID business (see the "Individual Disability" caption within this segment discussion). Starting January 1, 1997, the individual components of the operating results for the reinsured ID business are not reflected on separate lines in UNUM's statements of income; instead, components of the operating results are combined and reflected as a net amount in fees and other income. UNUM continues to focus on the underlying trends of the reinsured business, and in the following discussion reference to ID includes both the reinsured and non-reinsured portions of the business.

     The increase in the Disability Insurance segment's pretax operating earnings in 1997, as compared with 1996, was primarily attributable to improved premium growth, increased investment income and improved operating expense ratios across most lines of business. These favorable factors were partially offset by higher benefit ratios in certain disability businesses including ID and group STD.

     After adjusting for $255.4 million of premium ceded during 1997 under the ID reinsurance agreement and the effect of claim block acquisitions, the Disability Insurance segment reported premium growth of 9.4% compared with growth of 5.6% in 1996. The improvement in premium growth was driven by record sales levels and persistency improvements, primarily in group LTD and group STD. Investment income, adjusted for the effect of the reinsured ID business, increased in 1997, primarily as a result of the increased cash flow created by improved premium growth in group disability products.

     Pretax operating income increased in 1996, as compared with 1995, primarily as a result of increased investment income and lower benefit ratios in group LTD and at UNUM Limited. Partially offsetting these favorable factors were increased operating expenses for the segment and higher benefit ratios in disability reinsurance operations and ID. The increase in investment income for 1996 was primarily the result of reinvestment of the proceeds from the 1995 sale of UNUM's common stock portfolio into investment grade fixed income assets. During second quarter 1995, UNUM sold virtually all of the common stock portfolio of its United States subsidiaries, primarily due to consideration of statutory capital requirements associated with investment in common stocks and to increase future investment income.

     Claim block acquisitions, which generate one-time premiums, are summarized in the table below. Management intends to pursue additional claim block acquisitions in the future.


                                                    Year Ended December 31,
                                              ------------------------------------
(Dollars in millions)                            1997         1996         1995
-------------------------------------------   ----------   ----------   ----------
Group LTD .................................    $  18.9      $  10.0      $  63.8
UNUM Limited ..............................        2.6          8.4         10.6
Long Term Care ............................        0.5           --          4.9
Disability Reinsurance Operations .........        2.1           --          3.6
                                               -------      -------      -------
Total .....................................    $  24.1      $  18.4      $  82.9
                                               =======      =======      =======

     Additionally, premium for ID includes the recapture of reinsurance premium totaling $10.6 million in 1996.

     Reserves for unpaid claims are estimates based on UNUM's historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs. Many factors affect actuarial calculations of claim reserves, including but not limited to, interest rates and current and anticipated incidence rates, recovery rates and economic and societal conditions. Management continuously monitors claim trends and responds by periodically adjusting prices on selected new and inforce business, refining underwriting guidelines and strengthening risk management programs. In addition, management periodically performs a review of reserve estimates and assumptions. If management determines reserve assumptions need to be updated, any resulting adjustments to reserves are reflected in current results. Given that insurance products contain inherent risks and uncertainties, the ultimate liability may be more or less than such estimates indicate.


Group Long Term Disability

     During 1997, group LTD experienced increased pretax operating income that was driven primarily by strong premium growth of 11.4%. Premium growth in 1997 resulted from record sales levels and improved persistency, which reflects a lower level of price increases during the year and the success of product modifications and continuing customer service actions. Increased investment income and continued expense management also contributed to the improvement in 1997 earnings. Management continues to focus on steps to increase premiums and sales, including a strengthened emphasis on customer service to further improve persistency and additional investments in distribution channels. The significant sales growth experienced in 1997, combined with general pricing competition, may affect UNUM's ability to continue to increase sales by the same percentage growth seen in 1997, as compared with 1996.

     The benefit ratio for 1997 was consistent with 1996. While the average incidence rate of claims declined in 1997, an increase in the average size of claims offset the favorable impact of incidence. Management continually monitors claim trends and responds to changes by periodically adjusting prices, altering underwriting guidelines, changing product features and strengthening risk management policies and procedures.

Group Short Term Disability

     Strong sales and improved persistency resulted in increased premium growth for group STD, driving improved pretax operating income in 1997. The strong sales levels reflect management's continuing efforts to cross-sell group STD products with other group products sold by UNUM. Additionally, premium growth and continued expense management contributed to a lower operating expense ratio, partially offset by a higher benefit ratio.

UNUM Limited

     During 1997, UNUM Limited's pretax operating income was favorably affected by premium growth, driven by solid sales levels and improved persistency. Increased investment income, a lower benefit ratio and a lower operating expense ratio also contributed to improved results as compared with the corresponding period in 1996. The lower benefit ratio was primarily the result of UNUM Limited's continuing focus on risk management.

     In general, UNUM Limited's earnings expressed in U.S. dollars are affected by fluctuations in the exchange rates used in the translation of earnings from British pounds sterling. The weighted average exchange rate was approximately $1.64, $1.56 and $1.58 for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, the spot rate was approximately $1.65.

Individual Disability

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

     The agreement is a finite reinsurance arrangement that transfers liabilities to Centre Re based on the level of statutory reserves. Centre Re has an obligation to absorb losses within a defined risk layer, while UNUM must fund an experience layer representing the difference between reserves related to the reinsured block, based on generally accepted accounting principles ("GAAP"), and the bottom of Centre Re's defined risk layer. Within this experience layer, UNUM retains the earnings risk related to potential adverse experience from the reinsured block. Under the agreement, UNUM funds a trust account, initially established in late 1996, with assets equal to the related amount of GAAP reserves plus the amount of its experience layer. The value of UNUM's experience layer increases or decreases in conjunction with the underlying operating results of the reinsured block. Additionally, realized gains or losses on assets sold, and unrealized gains or losses on marketable securities held in the trust and the related claim reserves, affect the valuation of the experience layer. UNUM reflects the carrying value of the experience layer in its Consolidated Balance Sheet as a deposit asset, which at December 31, 1997, totaled approximately $347 million. Changes in the experience layer derived from the underlying operating results of the reinsured block are reflected in fees and other income and realized gains or losses from sales of trust assets are reflected as realized investment gains (losses) in UNUM's Consolidated Statement of Income. Changes in the experience layer resulting from unrealized gains or losses on marketable securities held in the trust and the related claim reserves are reflected as unrealized gains or losses in the equity section of UNUM's Consolidated Balance Sheet.

                                               UNUM Corporation and Subsidiaries


     For the year ended December 31, 1997, pretax operating income for individual disability was negatively affected by unfavorable claims experience, primarily resulting from increased incidence, partially offset by lower expense levels, as compared with the same period in 1996. Premium growth continued to decline as a result of UNUM's exit from the traditional, fixed price, non-cancellable product in the United States. Sales of the guaranteed renewable Lifelong Disability Protection product, which replaced the non-cancellable product, have grown 94% in 1997 over 1996.

Long Term Care

     The Long Term Care ("LTC") block of business, while still relatively small, should provide one of the company's most significant growth opportunities in the future. LTC's pretax operating results improved for the year ended December 31, 1997, compared with the same period in 1996, driven by significant premium growth of 32%. LTC's contribution to the segment's pretax operating income continues to increase when compared with 1996.

Disability Reinsurance Operations

     Pretax operating income for the disability reinsurance operations was adversely affected by unfavorable claims experience and decreased premium for the year ended December 31, 1997, as compared with the same period in 1996. Management continues to focus on improving risk management programs and strengthening underwriting standards to address this claims experience.

SPECIAL RISK INSURANCE SEGMENT


(Dollars in millions)                             1997       % Change        1996       % Change        1995
-------------------------------------------   -----------   ----------   -----------   ----------   -----------
Revenues
Premiums
 Group life ...............................    $ 528.1          20.1%     $ 439.6          14.2%     $ 384.8
 Other special risk products ..............      312.4          12.6        277.5          (0.1)       277.8
                                               -------          ----      -------          ----      -------
  Total premiums ..........................      840.5          17.2        717.1           8.2        662.6
Investment income .........................       67.0          19.2         56.2          27.7         44.0
Fees and other income .....................       49.8          30.0         38.3          (1.8)        39.0
                                               -------          ----      -------          ----      -------
  Total revenues ..........................      957.3          18.0        811.6           8.9        745.6
Benefits and expenses
Benefits to policyholders .................      593.7          18.8        499.6           1.5        492.0
Operating expenses ........................      180.0          (0.2)       180.4          21.2        148.8
Commissions ...............................       88.2          31.6         67.0          10.0         60.9
Increase in deferred policy acquisition
 costs ....................................      (29.4)         14.8        (25.6)         61.0        (15.9)
                                               --------         ----      --------         ----      --------
  Total benefits and expenses .............      832.5          15.4        721.4           5.2        685.8
                                               --------         ----      --------         ----      --------
Pretax operating income (a) ...............    $ 124.8          38.4%     $  90.2          50.8%     $  59.8
                                               ========         ====      ========         ====      ========
Group life sales (annualized new
 premiums) ................................    $ 175.8                    $ 150.0                    $ 106.1
Group life persistency (premiums) .........       86.2%                      85.6%                      83.0%
Benefit ratio (% of premiums) .............       70.6%                      69.7%                      74.3%
Operating expense ratio (% of
 premiums) ................................       21.4%                      25.2%                      22.5%

--------
(a) For the definition of pretax operating income see the Consolidated
    Overview.

     The Special Risk Insurance segment includes group life, special risk accident insurance, non-disability reinsurance operations, reinsurance underwriting management operations and other special risk insurance products.

     Pretax operating income for the Special Risk Insurance segment increased for the year ended December 31, 1997, as compared with 1996, primarily driven by strong premium growth in the group life business. Additionally, pretax operating income for this period was positively affected by favorable expense growth levels across most lines of business, increased investment income for the segment and additional fees and other income largely from reinsurance underwriting management operations. Higher benefit ratios in certain product lines partially offset these increases. Due to the nature of the risks underwritten and the relative size of the blocks of businesses, several of the products in the Special Risk Insurance segment can exhibit claims variability.

     Solid sales results and improved persistency trends continued and were the primary drivers of group life premium growth of 20.1% in 1997. Claim block acquisitions generated one-time premiums for group life of $0.2 million, $3.6 million and $1.3 million, respectively, for 1997, 1996 and 1995, and for reinsurance operations of $16.3 million and $38.3 million, respectively, for 1996 and 1995. Management intends to pursue additional claim block acquisitions in the future.

     The segment's operating expense ratio improved in 1997 to 21.4% from 25.2% in 1996, primarily driven by favorable expense growth across most lines of business combined with the strong premium growth in group life. In 1997, the segment's benefit ratio increased to 70.6% as compared with 69.7% in 1996. The increase was primarily the result of unfavorable claims experience in the special risk accident insurance product line and certain reinsurance pools.

     The increase in pretax operating income for 1996, as compared with 1995, was primarily due to an improved benefit ratio in the group life business, increased investment income, and premium growth driven by strong sales. These favorable factors were partially offset by a higher operating expense ratio in group life, a higher benefit ratio in certain reinsurance pools and increased expenses in the reinsurance underwriting management operations.

COLONIAL PRODUCTS SEGMENT


(Dollars in millions)                         1997       % Change        1996       % Change        1995
---------------------------------------   -----------   ----------   -----------   ----------   -----------
Revenues
Premiums ..............................    $ 525.4          6.4%      $ 493.7          4.4%      $ 472.7
Investment income .....................       57.6         21.0          47.6         15.3          41.3
Fees and other income .................        5.4         20.0           4.5         87.5           2.4
                                           -------         ----       -------         ----       -------
  Total operating revenues ............      588.4          7.8         545.8          5.7         516.4
Benefits and expenses
Benefits to policyholders .............      259.7          8.5         239.3          1.8         235.1
Interest credited .....................       12.1         61.3           7.5         15.4           6.5
Operating expenses ....................      130.2          6.2         122.6          6.9         114.7
Commissions ...........................      115.1          6.8         107.8         (1.0)        108.9
Increase in deferred policy acquisition
 costs ................................      (27.5)        14.1         (24.1)        (5.9)        (25.6)
                                           --------        ----       --------        ----       --------
Total benefits and expenses ...........      489.6          8.1         453.1          3.1         439.6
                                           --------        ----       --------        ----       --------
Pretax operating income (a) ...........    $  98.8          6.6%      $  92.7         20.7%      $  76.8
                                           ========        ====       ========        ====       ========
Sales (annualized first month's
 premiums) ............................    $ 224.7                    $ 213.6                    $ 200.4
Benefit ratio (% of premiums) .........       49.4%                      48.5%                      49.7%
Operating expense ratio (% of
 premiums) ............................       24.8%                      24.8%                      24.3%

--------
(a) For the definition of pretax operating income see the Consolidated
    Overview.

                                               UNUM Corporation and Subsidiaries


     The Colonial Products segment includes Colonial Life & Accident Insurance Company ("Colonial") and affiliates. Colonial offers payroll-deducted, voluntary employee benefit products, including accident and sickness, disability, cancer and life insurance. These products are offered to employees at their worksites and are marketed by Colonial primarily through independent sales representatives.

     Pretax operating income for the Colonial Products segment increased for the year ended December 31, 1997, as compared with 1996. The increase was primarily attributable to additional investment income, premium growth and reduced operating expense ratios across most lines of business, partially offset by a higher benefit ratio in the cancer product line and an increase in interest credited. During 1997, management continued its efforts to increase sales and premium at Colonial by enhancing collaborative sales across UNUM and implementing organizational changes to focus on specific distribution channels to market Colonial products. Colonial's pretax operating income increased in 1996 as compared with 1995, primarily due to favorable benefit ratios in certain product lines and increased investment income.

     During 1997, Colonial formed a strategic marketing alliance with The Lincoln National Life Insurance Company ("Lincoln Life") in order to create cross-selling opportunities in the worksite market. In addition, Colonial coinsures and administers Lincoln Life's existing block of worksite-marketed universal life insurance. This reinsurance agreement affects reported line items in Colonial's income statement, including premiums, investment income, operating expenses and interest credited, in relation to the amount of business coinsured. During 1996, Colonial entered into an agreement to reinsure a majority of the mortality risk on new and inforce universal life business. This reinsurance agreement has negatively affected reported premium growth and related operating expense ratios while positively affecting reported benefit ratios.

     The increase in investment income in 1997 and 1996 was primarily due to the growth in the asset base resulting from increased cash flows largely from a product mix shift, along with a change in asset composition to higher yielding securities. Additionally, the alliance formed with Lincoln Life positively affected investment income growth. The additional investment income generated from the alliance was partially offset by the increase in interest credited.

     Excluding the impact of the Lincoln Life reinsurance agreement, Colonial's operating expense ratio improved in 1997, primarily because of management's continued efforts to control expenses. Colonial's benefit ratio increased in 1997 primarily as a result of unfavorable claims experience in the cancer product line. The decrease in Colonial's benefit ratio in 1996 was primarily driven by the effect of the universal life reinsurance agreement and improved benefit ratios in the life, and accident and sickness product lines.

RETIREMENT PRODUCTS SEGMENT


(Dollars in millions)                        1997        % Change        1996         % Change         1995
---------------------------------------   ---------   -------------   ----------   -------------   ------------
Revenues
Premiums ..............................   $   6.3          (68.0)%     $  19.7          (28.6)%     $    27.6
Investment income .....................      55.5          (74.1)        214.4          (28.3)          298.9
Fees and other income .................      51.4           11.5          46.1             nm             6.5
                                          -------          -----       -------          -----       ---------
  Total operating revenues ............     113.2          (59.6)        280.2          (15.9)          333.0
Benefits and expenses
Benefits to policyholders .............      31.3          (36.1)         49.0          ( 9.9)           54.4
Interest credited .....................      71.4          (63.0)        193.1          (12.6)          220.9
Operating expenses ....................       5.7          (74.2)         22.1          (31.8)           32.4
Commissions ...........................        --             nm           5.2          (21.2)            6.6
(Increase) decrease in deferred policy
 acquisition costs ....................       0.1             nm          (2.8)          (6.7)           (3.0)
                                          -------          -----       -------          -----       ---------
  Total benefits and expenses .........     108.5          (59.3)        266.6          (14.4)          311.3
                                          -------          -----       -------          -----       ---------
Pretax operating income (a) ...........   $   4.7          (65.4)%     $  13.6          (37.3)%     $    21.7
                                          =======          =====       =======          =====       =========
Invested assets under management for
 tax-sheltered annuities, at end of
 period ...............................   $ 111.5                      $ 305.3                      $ 3,074.3
                                          =======                      =======                      =========

--------
 nm = not meaningful or in excess of 100%

(a) For the definition of pretax operating income see the Consolidated
    Overview.

     The Retirement Products segment includes products no longer actively marketed by UNUM including: TSAs, guaranteed investment contracts ("GICs"), deposit administration accounts ("DAs"), 401(k) plans, individual life and group medical insurance. The segment reported decreased pretax operating income for 1997 as compared with 1996, primarily due to the sale of UNUM's TSA business in October 1996, as discussed below, partially offset by favorable volatility in the run-off of certain other discontinued products. UNUM expects these blocks of business to continue to decline in size over several years and experience some slight earnings volatility, reflecting their run-off nature.

     On October 1, 1996, UNUM America and First UNUM closed the sale of their respective TSA businesses to The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York ("Lincoln"), both subsidiaries of Lincoln National Corporation. The sale involved approximately 1,700 group contractholders and assets under management of approximately $3.3 billion. The contracts were initially reinsured on an indemnity basis. Upon consent of the TSA contractholders and participants, the contracts are considered reinsured on an assumption basis, legally releasing UNUM America and First UNUM from future contractual obligation to the respective contractholders and participants. The sale resulted in a deferred pretax gain of $80.8 million, which is being recognized in income, as a special item, in proportion to consents for assumption reinsurance. Through December 31, 1997, consent for assumption reinsurance has been provided by TSA contractholders and participants owning approximately 92% of assets under management.

     To effect the sale of the TSA business, UNUM transferred into a trust account held for the benefit of Lincoln approximately $2,690 million of assets. The transfer of these assets and subsequent novations reduced investment income and interest credited significantly in 1997, as compared with 1996.

     UNUM continues to report the amount of interest credited to TSA contracts for which the consent to transfer from indemnity reinsurance to assumption reinsurance has not been received, with an equivalent amount being reported in fees and other income for the reimbursement from Lincoln. The TSA businesses accounted for $0.4 million, $13.5 million and $16.4 million of the Retirement Products segment's pretax operating income in 1997, 1996 and 1995, respectively.

     For the year ended December 31, 1996, the Retirement Products segment reported decreased pretax operating income as compared with the same period in 1995. The decrease was primarily due to reduced earnings from the runoff of GICs, DAs and 401(k) plans during the year and lower interest spread margins on tax-sheltered annuities through October 1, 1996, the effective date of the TSA sale. Also, investment income declined reflecting the transfer of $2,690 million of assets to Lincoln on October 1, 1996, to effect the sale of the TSA business, and the shifting of assets to lower yielding, highly liquid instruments during the year in anticipation of the transfer.


CORPORATE


(Dollars in millions)                      1997          1996          1995
------------------------------------   -----------   -----------   -----------
Pretax operating loss (a) ..........     $ (51.8)      $ (37.5)      $ (28.9)
                                         =======       =======       =======

--------
(a) For the definition of pretax operating loss see the Consolidated Overview.

     Corporate includes transactions that are generally non-insurance related. The increased pretax operating loss in Corporate for the year ended December 31, 1997, as compared with 1996, was primarily due to decreased investment income, principally from the Company's increased use of capital to repurchase shares of its common stock, and higher operating expenses. The increased pretax operating loss in 1996, compared with 1995, was primarily the result of increased international development costs and interest expense on corporate borrowings, partially offset by increased investment income.


INVESTMENTS

     Overview

     UNUM's investment objective is to optimize total asset return within appropriate risk criteria established for each product line. UNUM seeks to meet this objective through its asset/liability management process and active asset management of the portfolios. Asset/liability management requires a balance between investment risk and business risk and is a key element for managing certain market risks (see Item 7A "Quantitative and Qualitative

                                               UNUM Corporation and Subsidiaries


Information about Market Risk" for further discussion). UNUM's long term investment strategy is to invest primarily in investment grade bonds and commercial mortgages. Product line investment strategies are developed to complement business risks by meeting the liquidity and solvency requirements of each product. UNUM purchases assets with maturities, expected cash flows and prepayment conditions that are consistent with these strategies. The nature and quality of the types of investments comply with policies established by management, which are generally more stringent overall than the statutes and regulations imposed by the jurisdictions in which UNUM's insurance subsidiaries are licensed.

     UNUM's investments are reported in the consolidated financial statements at net realizable value or net of applicable allowances for probable losses. Allowances for real estate held for sale and mortgages are established based on a review of specific assets as well as on an overall portfolio basis, considering the value of the underlying assets and collateral. If a decline in fair value is considered to be other than temporary or if a long-lived asset is deemed permanently impaired, the investment is reduced to estimated net realizable value and the reduction is recorded as a realized investment loss. UNUM discontinues the accrual of investment income on invested assets when it is determined that collectability is doubtful. Management monitors the risk associated with the invested asset portfolio and regularly reviews and adjusts the allowance for probable losses.

     UNUM's invested assets were $8,934.1 million and $8,724.7 million at December 31, 1997, and 1996, respectively. The composition of UNUM's invested assets at December 31, 1997, was 81.8% fixed maturities, 12.7% mortgage loans, 2.6% real estate and 2.9% other invested assets.

     Gross realized investment gains were $24.4 million, $40.2 million and $287.0 million, and gross realized investment losses were $28.0 million, $36.8 million and $61.9 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     Significant Investment Transactions

     In late 1996, UNUM transferred approximately $403 million of cash into a trust account held for the benefit of Centre Life Reinsurance Limited ("Centre Re"), in accordance with the reinsurance agreement between UNUM America and Centre Re (see Item 8 Note 6 "Reinsurance").

     On October 1, 1996, UNUM transferred approximately $2,690 million of assets into a trust account held for the benefit of The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York to effect the sale of the TSA business (see Item 8 Note 5 "Sale of Tax-Sheltered Annuity Business"). The assets transferred consisted of approximately $1,826 million of short-term investments, $589 million of fixed maturities and $275 million of cash.

     During the second quarter of 1995, UNUM sold virtually all of the common stock portfolio of its United States subsidiaries, primarily due to consideration of statutory capital requirements associated with investment in common stocks and to increase future investment income. UNUM reinvested the proceeds from the sale of the common stock portfolio primarily in investment grade fixed income assets. The common stock sale accounts for the significantly higher level of realized investment gains reported in 1995.

     Fixed Maturities

     Fixed maturities at fair value were $7,310.9 million and $6,942.7 million at December 31, 1997, and 1996, respectively. UNUM's fixed maturity portfolio is concentrated in high quality intermediate term bonds, which management believes are well diversified by company and industry sector. At December 31, 1997, approximately 80% of the bond portfolio was rated "A" or better. Fixed maturity ratings are obtained from external rating agencies or are determined internally by UNUM using similar methods if external ratings are not available. The bond portfolio is primarily comprised of taxable corporate bonds. Tax-exempt bonds were 13.7% of the total bond portfolio at December 31, 1997, compared with 8.7% at December 31, 1996. Dependent on market conditions and tax considerations, UNUM may invest in tax-exempt securities in the future.

     The table below summarizes fixed maturity holdings by credit quality as of December 31, 1997, and 1996.



Bond Credit Quality Ratings        1997         1996
-----------------------------   ----------   ----------
AAA .........................       16.2%        10.6%
AA ..........................       13.3         12.2
A ...........................       50.5         57.3
BAA .........................       18.9         18.4
Below BAA ...................        1.1          1.5
                                   -----        -----
  Total .....................      100.0%       100.0%
                                   =====        =====

     Bond credit quality ratings are based on the capacity of the borrower to meet interest and principal payments as they come due. Capacity is considered extremely strong for AAA rated issues; AA very strong; A strong; and BAA adequate. Bonds rated below BAA are considered to have a higher vulnerability to default.

     At December 31, 1997, and 1996, the fixed maturity portfolio included $83.7 million and $102.0 million, respectively, of below investment grade bonds (below "BAA") recorded at fair value. These bonds had an associated amortized cost of $80.2 million and $101.7 million, respectively. Virtually all of the below investment grade bonds were purchased at investment grade, but were subsequently downgraded. Management does not expect any risks or uncertainties associated with below investment grade bonds to have a significant effect on UNUM's consolidated financial position or results of operations. The amount of fixed maturities delinquent 60 days or more was zero at December 31, 1997, and 1996.


     Mortgages

     At December 31, 1997, and 1996, UNUM's mortgage loans were $1,131.0 million and $1,132.1 million, respectively. UNUM invests new funds in commercial properties in targeted geographical areas that meet UNUM's underwriting standards. Management uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. Management establishes allowances for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral.

     Management believes that its mortgage loan portfolio is well diversified geographically and among property types, as summarized in Item 1 F. "Investments." UNUM's incidence of new problem mortgage loans and foreclosure activity has continued to remain very low in 1997, reflecting improvements in overall economic activity and improving real estate markets in the geographic areas where UNUM has mortgage loans. Management expects a modest level of delinquencies and problem loans in the future. The percentage of mortgage loans delinquent 60 days or more on a contract delinquency basis was 0.7% and 0.5% at December 31, 1997, and 1996, respectively.

     At December 31, 1997, and 1996, impaired loans totaled $43.4 million and $50.4 million, respectively. Included in the $43.4 million of impaired loans at December 31, 1997, were $20.8 million of loans which had a related allowance for probable losses of $3.5 million, and $22.6 million of loans which had no related allowance for probable losses. Interest lost on impaired loans in 1997, 1996 and 1995, was not material.

     Realized investment losses related to impaired mortgage loans amounted to $3.3 million, $1.0 million and $9.2 million for 1997, 1996 and 1995, respectively. Impaired mortgage loans as of December 31, 1997, are not expected to have a significant impact on UNUM's results of operations, liquidity or capital resources.

     Restructured mortgage loans are those whose terms have been modified to interest rates less than market at the time of restructure and are currently expected to perform pursuant to such modified terms. UNUM modifies loans to protect its investment and only when it is anticipated that the borrower will be able to meet the modified terms. As of December 31, 1997, restructured mortgage loans totaled $39.3 million, as compared with $54.8 million at December 31, 1996. Interest lost on restructured loans was not material in 1997, 1996 or 1995.


     Real Estate

     At December 31, 1997, investment real estate amounted to $231.5 million, compared with $248.1 million at December 31, 1996. UNUM purchases investment real estate in selected markets when certain investment criteria are met. Investment real estate is intended to be held long-term and is carried at cost less accumulated depreciation.

                                               UNUM Corporation and Subsidiaries


Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets UNUM's investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified and revalued as real estate held for sale when it no longer meets UNUM's investment criteria.

     At December 31, 1997, and 1996, real estate held for sale amounted to $23.3 million and $9.4 million, respectively. Real estate held for sale is included in other assets in the Consolidated Balance Sheets and is valued net of a valuation allowance that reduces the carrying value to the lower of fair value less estimated costs to sell or cost. This valuation allowance is periodically adjusted based on subsequent changes in UNUM's estimate of fair value less costs to sell.

     Additions to the allowance for probable losses related to real estate held for sale resulted in realized investment losses of $3.0 million and $6.3 million for the years ended December 31, 1997, and 1995, respectively. For the year ended December 31, 1996, an investment gain of $0.4 million was realized. Additions to the allowance represent charges to net realized investment gains or losses less recoveries. Real estate acquired through foreclosure is not expected to have a significant effect on UNUM's results of operations, liquidity or capital resources.


LIQUIDITY AND CAPITAL RESOURCES

     UNUM's businesses produce positive cash flows which are invested primarily in intermediate term, fixed maturity investments intended to reflect the anticipated cash obligations of insurance benefit payments and insurance contract maturities and to optimize investment returns at appropriate risk levels. Unexpected cash requirements and liquidity needs can be met through UNUM's investment portfolio of fixed maturities classified as available for sale, equity securities, cash and short-term investments.

     From time to time, dividend payments, which may be subject to approval by insurance regulatory authorities, are made from UNUM's affiliates to UNUM Corporation. These dividends, along with other funds, are used to service the needs of UNUM Corporation including: debt service, common stock dividends, corporate development, stock repurchase and administrative costs. Net statutory operating income, which excludes realized investment gains and losses net of tax, is one of the major determinants of an insurance company's dividend capacity to its parent. Statutory accounting rules and practices, which differ in certain respects from generally accepted accounting principles, are mandated by regulators in an insurance company's state of domicile. In addition to the level of net statutory operating income, UNUM's determination of amounts to be dividended by affiliates to UNUM Corporation depends on other factors such as risk-based capital ratios, funding growth objectives at an affiliate level and maintaining appropriate capital adequacy ratios as defined by certain rating agencies (see "Ratings" section).

     The states of domicile for UNUM's subsidiaries generally limit dividend payments to the greater of the prior year's net statutory operating income or 10% of the prior year's statutory surplus. In 1997, UNUM's United States insurance subsidiaries reported net statutory operating income of approximately $227 million, compared with approximately $167 million in 1996. The amount available under current law for payment of dividends during 1998 to UNUM Corporation from all U.S. domiciled insurance subsidiaries without state insurance regulatory approval is approximately $210 million, as compared with approximately $153 million for 1997. UNUM Corporation also has the ability to draw a dividend from its United Kingdom-based affiliate, UNUM Limited. It is not uncommon for an insurance entity to request regulatory approval for dividends in excess of amounts available without such approval.

     The risk-based capital ("RBC") standards for life insurance companies, as prescribed by the National Association of Insurance Commissioners, establish an RBC ratio comparing adjusted surplus to required surplus for each of UNUM's United States domiciled insurance subsidiaries. If the RBC ratio falls within certain ranges, regulatory action may be taken ranging from increased information requirements to mandatory control by the domiciliary insurance department. The RBC ratios for UNUM's insurance subsidiaries, measured at December 31, 1997, were significantly above the ranges that would require regulatory action.

     Cash flow requirements are also supported by a committed revolving credit facility totaling $500 million, which expires October 1, 2001. UNUM's commercial paper program is supported by the revolving credit facility and is available for general liquidity needs, capital expansion, acquisitions and stock repurchase. The committed revolving credit facility contains certain covenants that, among other provisions, require maintenance of certain levels of stockholders' equity and limits on debt levels.

     On December 4, 1997, UNUM borrowed 100 million pounds sterling ($168.3 million) through a private placement with an investor in the United Kingdom (see
Item 8 Note 8 "Notes Payable"). The borrowing has an expected term of ten years. The borrowing is callable by either party over the life of the agreement, under certain circumstances. UNUM used the net proceeds to repay commercial paper and for general corporate purposes.

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

     At December 31, 1997, UNUM had short-term and long-term debt totaling $126.6 million and $509.2 million, respectively. At December 31, 1997, approximately $449 million was available for additional financing under the existing revolving credit facility and $500 million of investment grade debt instruments was available for issuance under the shelf registration.

     In the normal course of business, UNUM enters into letters of credit, primarily to satisfy capital requirements related to certain subsidiary transactions. UNUM had outstanding letters of credit of $84.6 million and $56.7 million at December 31, 1997, and 1996, respectively.

     Effective February 13, 1998, UNUM's Board of Directors approved an expansion of the Company's stock repurchase program by authorizing an additional 4.6 million shares. At February 13, 1998, following the increased authorization, approximately 6.0 million shares of common stock remained authorized for repurchase. During 1997 and 1996, UNUM acquired approximately
7.1 million and 3.8 million shares, respectively, of its common stock in the open market at an aggregate cost of $285.2 million and $119.1 million, respectively. UNUM did not acquire any shares in the open market in 1995.

     UNUM was committed at December 31, 1997, to purchase fixed maturities and other invested assets in the amount of $52.8 million. Independent of the cash flows of UNUM Corporation, management anticipates that the operating cash flows of the subsidiaries of UNUM Corporation will be sufficient to meet benefit obligations, planned investment commitments and operational needs of those companies.


RATINGS

     Standard & Poor's Corporation ("Standard & Poor's"), Moody's Investors Service ("Moody's") and A.M. Best Company ("A.M. Best") are among the third parties that provide UNUM independent assessments of its overall financial position. Ratings from these agencies for financial strength and claims paying ability are available for the individual United States domiciled insurance company subsidiaries rather than on a consolidated basis since the financial information used to develop the ratings is based on statutory accounting practices in the United States. Debt ratings for UNUM Corporation are based on consolidated financial information prepared using generally accepted accounting principles.

                                               UNUM Corporation and Subsidiaries


     The table below reflects the debt ratings for UNUM Corporation and the claims paying ability and financial strength ratings for UNUM's United States domiciled insurance company subsidiaries at February 23, 1998:


                                                  Standard &
                                                    Poor's                        Moody's                  A.M. Best
                                          -------------------------   -------------------------------   --------------
 UNUM Corporation Ratings:
 Senior Debt (MTN program)                           A+                              A1
                                                  (Strong)                  (Upper Medium Grade)
 Commercial Paper                                    A-1                             P-1
                                                  (Strong)                  (Superior Ability)
 Subordinated Debt                                   A                               A2
  (Monthly Income Debt Securities)                (Strong)                  (Upper Medium Grade)
                                               Claims Paying
 United States Subsidiaries' Ratings:          Ability Rating                           Financial Strength Rating
 UNUM America                                        AA                              Aa2                      A++
                                                 (Excellent)                    (Excellent)                (Superior)
 First UNUM                                          AA                              Aa2                      A+
                                                 (Excellent)                    (Excellent)                (Superior)
 Colonial                                            AA                              Aa3                      A+
                                                 (Excellent)                    (Excellent)                (Superior)

     At February 23, 1998, the unsold portion of the shelf registration related to preferred stock carried a rating of "(P)"a1" " (Upper-Medium Quality) from Moody's.

DERIVATIVES

     Refer to Item 8 Note 14 "Derivatives" for information.

LITIGATION

     Refer to Item 8 Note 15 "Litigation" for information.

EFFECT OF INFLATION

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

YEAR 2000 ISSUE

     The year 2000 issue relates to whether computer systems will properly recognize date-sensitive information when the year changes to 2000. UNUM has determined that it is required to modify or replace significant portions of its software so its computer systems will properly function using dates beyond December 31, 1999. Management presently believes that with modifications to existing software and conversions to new software, the year 2000 issue can be rectified. UNUM has initiated formal communications with its critical suppliers and large customers to determine the extent to which it is vulnerable to the possibility of third parties' failing to remediate their own year 2000 issues. Management is utilizing both internal and external resources to reprogram, or replace, and test the software for year 2000 modifications and plans to have its computer systems compliant by year 2000. The financial impact of addressing the year 2000 issue has not had, and is not anticipated to have, a material adverse impact on UNUM's results of operations, liquidity or capital resources. The costs of the project and the date on which UNUM plans to complete year 2000 modifications are based on management's best estimates, derived using numerous assumptions about future events including the continued availability of certain resources, third party modification plans and other factors.

ACCOUNTING PRONOUNCEMENTS ADOPTED

     Refer to Item 8 Note 1 under the caption "Accounting Pronouncements Adopted" for information.

NEW ACCOUNTING PRONOUNCEMENTS

     Refer to Item 8 Note 1 under the caption "New Accounting Pronouncements" for information.

Item 7A--Quantitative and Qualitative Information About Market Risk

Market-Sensitive Instruments and Risk Management

     The following discussion about UNUM's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements (see "Forward-Looking Information" in Item 7).

     UNUM's financial instruments are exposed to market risk, which is the risk of market volatility and potential disruptions in the market that may result in certain financial instruments becoming less valuable. UNUM's primary market risk is interest rate risk, which is the sensitivity of earnings, cash flows and the fair value of financial instruments to changes in the level of interest rates. In accordance with the Securities and Exchange Commission's Financial Reporting Release No. 48, the following quantitative analysis provides the estimated loss in fair value of certain market sensitive financial assets and liabilities held at December 31, 1997, given a hypothetical 10-percent adverse change in interest rates and related qualitative information on how UNUM manages interest rate risk. All of UNUM's financial instruments are held for purposes other than trading.

Interest-Rate Risk Management

     UNUM's asset/liability duration management activities represent a key element for managing interest rate risk to the overall business. The objective of asset/liability duration management is to support the achievement of business strategies while minimizing levels of investment risk, which includes interest rate risk. As part of the Company's asset/liability duration management strategy, detailed actuarial models of the cash flows associated with each type of insurance liability are generated under various interest rate scenarios allowing the calculation of an estimated duration for each insurance product line. This duration measure can then be used to compare the price sensitivities of the insurance liabilities versus the price sensitivities of the financial assets held to provide the required liability cash flows. When the durations of assets and liabilities are equal, interest rate exposure is effectively neutralized on an economic basis as the change in value of financial assets should be largely offset by the change in the value of the liabilities.

     The model used in the following analysis included UNUM's fixed maturities, mortgage loans and deposit assets held at December 31, 1997, and incorporated assumptions regarding the impact of changing interest rates on expected cash flows for certain financial assets with prepayment features, such as callable bonds, mortgage-backed securities and mortgage loans. The hypothetical reduction in the fair value of UNUM's financial assets included in the model resulting from a hypothetical 10-percent adverse change in interest rates prevalent at December 31, 1997, is estimated to be $323 million. In consideration of UNUM's ongoing strategy of asset/liability duration alignment, this hypothetical reduction in fair value would be largely offset by the corresponding decrease in the fair value of insurance reserves.

     UNUM has established policies and procedures governing its issuance of debt. UNUM manages its debt composition and related interest rate risk by considering such factors as the debt to equity ratio, fixed rate to variable rate debt ratio, future debt requirements, interest rate environment and market conditions. Based upon the interest rate exposure relating to UNUM's notes payable at December 31, 1997, a hypothetical 10-percent adverse change in interest rates in the near term would not materially affect the fair value of UNUM's notes payable.

     Additionally, UNUM periodically uses options, futures and interest rate swaps, which are common derivative financial instruments, to hedge interest rate risk associated with anticipated purchases and sales of investments and debt issuance (see Item 8 Note 14 "Derivatives" for further information on derivatives).

                                               UNUM Corporation and Subsidiaries


Item 8--Financial Statements and Supplementary Data


                                           INDEX                                              Page
------------------------------------------------------------------------------------------   -----
Report of Independent Accountants ........................................................    30
Consolidated Financial Statements:
 Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995 ..    31
 Consolidated Balance Sheets as of December 31, 1997, and 1996 ...........................    32
 Consolidated Statements of Stockholders' Equity for the Years Ended
  December 31, 1997, 1996 and 1995 .......................................................    33
 Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1997, 1996 and 1995 .................................................    34
Notes to Consolidated Financial Statements ...............................................    36

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UNUM Corporation and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                                    /s/ COOPERS & LYBRAND L.L.P.

Portland, Maine
February 4, 1998, except for Note 10 for which the date is February 13, 1998

                        UNUM CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                     Year Ended December 31,
                                                          ---------------------------------------------
(Dollars in millions, except per common share data)            1997            1996            1995
-------------------------------------------------------   -------------   -------------   -------------
Revenues
Premiums ..............................................    $ 3,188.7       $ 3,120.4       $ 3,018.2
Investment income .....................................        657.9           802.2           806.3
Net realized investment gains (losses) ................         (3.6)            3.4           225.1
Fees and other income .................................        233.7           116.7            73.3
                                                           ----------      ---------       ---------
  Total revenues ......................................      4,076.7         4,042.7         4,122.9
Benefits and expenses
Benefits to policyholders .............................      2,395.3         2,324.7         2,493.0
Interest credited .....................................         83.5           200.6           227.4
Operating expenses ....................................        790.6           862.6           728.2
Commissions ...........................................        371.2           364.2           369.9
Increase in deferred policy acquisition costs .........       (142.7)          (91.7)         (114.7)
Interest expense ......................................         42.4            40.7            37.2
                                                           ----------      ----------      ----------
  Total benefits and expenses .........................      3,540.3         3,701.1         3,741.0
                                                           ----------      ----------      ----------
Income before income taxes                                     536.4           341.6           381.9
Income taxes
Current ...............................................         68.3           122.3            98.6
Deferred ..............................................         97.8           (18.7)           2.2
                                                           ----------      ----------      ----------
  Total income taxes ..................................        166.1           103.6           100.8
                                                           ----------      ----------      ----------
Net income ............................................    $   370.3       $   238.0       $   281.1
                                                           ==========      ==========      ==========
Net income per common share:
 Basic ................................................    $    2.65       $    1.63       $    1.93
 Diluted ..............................................    $    2.59       $    1.61       $    1.92
                                                           ==========      ==========      ==========


                See notes to consolidated financial statements.

                        UNUM CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                        December 31,
                                                                -----------------------------
(Dollars in millions)                                                1997            1996
-------------------------------------------------------------   -------------   -------------
                           ASSETS
Investments
 Fixed maturities available for sale--at fair value
  (amortized cost: 1997--$6,893.0; 1996--$6,656.7) ..........    $  7,310.9      $  6,942.7
 Equity securities available for sale--at fair value
  (cost: 1997--$21.1; 1996--$23.8) ..........................          30.7            31.3
 Mortgage loans .............................................       1,131.0         1,132.1
 Real estate, net ...........................................         231.5           248.1
 Policy loans ...............................................         128.5           232.9
 Other long-term investments ................................           1.8            14.2
 Short-term investments .....................................          99.7           123.4
                                                                 ----------      ----------
   Total investments ........................................       8,934.1         8,724.7
Cash ........................................................          47.9            77.0
Accrued investment income ...................................         160.3           166.1
Premiums due ................................................         307.8           252.4
Deferred policy acquisition costs ...........................         983.5           844.2
Property and equipment, net .................................         196.2           181.0
Reinsurance receivables .....................................       1,357.0         1,113.8
Deposit assets ..............................................         688.3         2,846.6
Other assets ................................................         495.6           518.0
Separate account assets .....................................          29.6           743.7
                                                                 ----------      ----------
   Total assets .............................................    $ 13,200.3      $ 15,467.5
                                                                 ==========      ==========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Future policy benefits .....................................    $  1,981.4      $  1,881.1
 Unpaid claims and claim expenses ...........................       5,831.6         5,289.3
 Other policyholder funds ...................................       1,004.9         3,533.6
 Income taxes
  Current ...................................................          20.7            61.3
  Deferred ..................................................         496.2           341.8
 Notes payable ..............................................         635.8           526.9
 Other liabilities ..........................................         765.3           826.7
 Separate account liabilities ...............................          29.6           743.7
                                                                 ----------      ----------
   Total liabilities ........................................      10,765.5        13,204.4
Stockholders' equity
 Preferred stock, par value $0.10 per share, authorized
  10,000,000 shares, none issued
 Common stock, par value $0.10 per share, authorized
  240,000,000 shares, issued 199,975,916 shares .............          20.0            10.0
 Additional paid-in capital .................................       1,123.0         1,103.4
 Unrealized gains, net ......................................         211.4            82.3
 Unrealized foreign currency translation adjustment .........         (16.0)           (1.2)
 Retained earnings ..........................................       2,162.5         1,871.4
                                                                 ----------      ----------
                                                                    3,500.9         3,065.9
Less:
 Treasury stock, at cost (1997--61,703,924 shares;
  1996--56,331,188 shares) ..................................       1,050.3           792.2
 Restricted stock deferred compensation .....................          15.8            10.6
                                                                 ----------      ----------
 Total stockholders' equity .................................       2,434.8         2,263.1
                                                                 ----------      ----------
   Total liabilities and stockholders' equity ...............    $ 13,200.3      $ 15,467.5
                                                                 ==========      ==========


                See notes to consolidated financial statements.

                       UNUM CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                Unrealized
(Dollars in                                    Gains (Losses)   Unrealized
 millions,             Common                    On Available     Foreign                                   Restricted
 except per             Stock     Additional      for Sale       Currency                                     Stock
 common share          $0.10 Par     Paid-in     Securities,    Translation    Retained      Treasury       Deferred
 data)                  Value       Capital         Net         Adjustment     Earnings        Stock      Compensation     Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at
 January 1, 1995 .......$  10.0  $  1,080.5      $   49.6        $ (23.7)      $  1,507.2     $   (706.6)   $  (1.6)     $  1,915.4
1995 Transactions:
Net income .............                                                            281.1                                     281.1
Unrealized gains on
 available for sale
 securities, net .......                            163.5                                                                     163.5
Unrealized foreign
 currency translation
 adjustment ............                                             0.6                                                        0.6
Dividends to
  stockholders
 ($0.5175 per
 common share) .........                                                            (75.1)                                    (75.1)
Employee stock
 option and other
 transactions ..........                7.7                                                         15.0       (5.3)           17.4
                        -------  ----------      --------        -------       ----------     ----------    -------      ----------
Balance at
 December 31, 1995 .....   10.0     1,088.2         213.1          (23.1)         1,713.2         (691.6)      (6.9)        2,302.9
1996 Transactions:
Net income .............                                                            238.0                                     238.0
Unrealized losses
 on available
 for sale
 securities, net .......                           (130.8)                                                                   (130.8)
Unrealized foreign
 currency
 translation
 adjustment ............                                            21.9                                                       21.9
Dividends to
 stockholders
 ($0.545 per
 common share) .........                                                            (79.8)                                    (79.8)
Treasury stock
 acquired ..............                                                                          (119.1)                    (119.1)
Employee stock
 option and other
 transactions ..........               15.2                                                         18.5       (3.7)           30.0
                        -------  ----------      --------        -------       ----------     ----------    -------      ----------
Balance at
 December 31, 1996 .....   10.0     1,103.4          82.3           (1.2)         1,871.4         (792.2)     (10.6)        2,263.1
1997 Transactions:
Net income .............                                                            370.3                                     370.3
Unrealized gains
 on available
 for sale
 securities, net .......                            129.1                                                                     129.1
Unrealized foreign
 currency
 translation
 adjustment ............                                           (14.8)                                                     (14.8)
Two-for-one
 common stock split ....   10.0       (10.0)                                                                                     --
Dividends to
 stockholders
 ($0.565 per
 common share) .........                                                            (79.2)                                    (79.2)
Treasury stock
 acquired ..............                                                                          (285.2)                    (285.2)
Employee stock
 option and other
 transactions ..........               29.6                                                         27.1       (5.2)           51.5
                        -------  ----------      --------        -------       ----------     ----------      -------    ----------
Balance at
 December 31, 1997 .....$  20.0  $  1,123.0      $  211.4        $ (16.0)      $  2,162.5     $ (1,050.3)   $ (15.8)     $  2,434.8
                        =======  ==========      ========        =======       ==========     ==========    =======      ==========





                See notes to consolidated financial statements.

                        UNUM CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Year Ended December 31,
                                                                      ---------------------------------------------
(Dollars in millions)                                                      1997            1996            1995
-------------------------------------------------------------------   -------------   -------------   -------------
Operating activities:
Net income ........................................................    $    370.3      $    238.0      $    281.1
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Increase in future policy benefits and unpaid claims and
  claim expenses ..................................................         599.7           630.1           905.3
 Increase in amounts receivable under reinsurance
  agreements ......................................................        (227.8)         (686.7)          (61.0)
 Increase (decrease) in income tax liability ......................          52.8            20.4            (3.5)
 (Increase) decrease in deferred policy acquisition costs .........        (140.0)          299.2          (114.9)
 Increase in deposit assets .......................................         (55.9)         (432.1)             --
 Deferral (recognition) of gain on sale of tax-sheltered
  annuities .......................................................         (72.6)           80.8              --
 Charge for individual disability reinsurance fees ................            --            49.7              --
 Realized investment (gains) losses ...............................           4.4             4.0          (242.0)
 Other ............................................................         (59.7)           76.4            (8.9)
                                                                       ----------      ----------      ----------
   Net cash provided by operating activities ......................         471.2           279.8           756.1
                                                                       ----------      ----------      ----------
Investing activities:
Maturities of fixed maturities available for sale .................         457.7           775.2            99.3
Maturities of fixed maturities held to maturity ...................            --              --           835.7
Sales of fixed maturities available for sale ......................         652.1         2,514.4           577.3
Sales of fixed maturities held to maturity ........................            --              --             2.8
Sales of equity securities available for sale .....................           2.2              --           836.7
Sales and maturities of other investments .........................         232.7           269.5           312.0
Purchases of fixed maturities available for sale ..................      (1,360.6)       (1,890.9)       (1,971.9)
Purchases of fixed maturities held to maturity ....................            --              --          (230.2)
Purchases of equity securities available for sale .................            --              --          (131.3)
Purchases of other investments ....................................        (216.3)         (263.0)         (322.4)
Net (increase) decrease in short-term investments .................          23.5        (1,051.9)         (604.8)
Net additions to property and equipment ...........................         (26.1)          (54.3)          (28.9)
                                                                       ----------      ----------      ----------
   Net cash provided by (used in) investing activities ............        (234.8)          299.0          (625.7)
                                                                       ----------      ----------      ----------
Financing activities:
Deposits and interest credited to investment contracts ............         285.1           597.1           669.6
Maturities and withdrawals from investment contracts ..............        (327.2)         (903.8)         (888.1)
Dividends to stockholders .........................................         (79.2)          (79.8)          (75.1)
Treasury stock acquired ...........................................        (285.2)         (119.1)             --
Proceeds from notes payable .......................................         168.3              --           291.5
Repayment of notes payable ........................................         (48.5)          (15.0)           (1.3)
Net decrease in short-term debt ...................................         (10.6)          (42.3)         (135.1)
Other .............................................................          32.8            18.9            13.8
                                                                       ----------      ----------      ----------
   Net cash used in financing activities ..........................        (264.5)         (544.0)         (124.7)
                                                                       ----------      ----------      ----------
Effect of exchange rate changes on cash ...........................          (1.0)           (0.3)            0.7
                                                                       ----------      ----------      ----------
Net increase (decrease) in cash ...................................         (29.1)           34.5             6.4
Cash at beginning of year .........................................          77.0            42.5            36.1
                                                                       ----------      ----------      ----------
Cash at end of year ...............................................    $     47.9      $     77.0      $     42.5
                                                                       ==========      ==========      ==========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
 Income taxes .....................................................    $     76.1      $     76.4      $     82.6
 Interest .........................................................    $     43.3      $     40.8      $     44.7


                See notes to consolidated financial statements.

                       UNUM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental disclosure of noncash operating and investing activities:

     As discussed in Note 5, "Sale of Tax-Sheltered Annuity Business," consent for assumption reinsurance has been given by contractholders and participants owning approximately 92% of assets under management related to the tax-sheltered annuity business UNUM sold in 1996. In connection with the consents received during 1997, UNUM reduced its deposit assets by $2,317.8 million, policy loan assets by $104.8 million, other policyholder fund liabilities by $2,486.5 million and separate account assets and liabilities by $526.5 million.

     In conjunction with the sale of UNUM's tax-sheltered annuity business during 1996, fixed maturities available for sale of $588.6 million and short-term investments of $1,825.9 million were transferred to the buyer on October 1, 1996. Upon transfer, there was a corresponding increase in UNUM's deposit assets.


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


Reclassification

     Certain 1996 and 1995 amounts have been reclassified in 1997 for comparative purposes.


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

     Fixed maturities and equity securities are classified as available for sale as they may be sold in response to changes in interest rates, resultant prepayment risk, liquidity and capital needs or other similar economic factors. Unrealized gains and losses related to securities classified as available for sale are excluded from net income and reported in a separate component of stockholders' equity, net of applicable deferred taxes and related adjustments to unpaid claims and claim expenses. The unrealized gains and losses are determined based on estimated market values at the balance sheet date and are not necessarily the amounts which would be realized upon sale of the securities or representative of future market values. Changing interest rates affect the level of unrealized gains and losses related to securities classified as available for sale. While rising interest rates are beneficial when investing current cash flows, they can also reduce the fair value of existing fixed rate long-term investments. In addition, lower interest rates can lead to early payoffs and refinancing of some of UNUM's fixed rate investments. Management generally invests in fixed rate instruments that are structured to limit the exposure to such reinvestment risk.

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

                                               UNUM Corporation and Subsidiaries


     Real estate held for sale is included in other assets in the Consolidated Balance Sheets and is valued net of a valuation allowance that reduces the carrying value to the lower of fair value less estimated costs to sell or cost. This valuation allowance is periodically adjusted based on subsequent changes in UNUM's estimate of fair value less costs to sell.

     Purchases and sales of short-term financial instruments are part of investing activities and not necessarily a part of the cash management program. Therefore, short-term financial instruments are classified as investments in the Consolidated Balance Sheets and are included as investing activities in the Consolidated Statements of Cash Flows.

Deferred Policy Acquisition Costs

     The costs of acquiring new business that vary with and are related primarily to the production of new business have been deferred to the extent such costs are deemed recoverable from future profits. Such costs include commissions, certain costs of policy issue and underwriting and certain variable field office expenses.

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


                                                                       Year Ended December 31,
                                                               ---------------------------------------
(Dollars in millions)                                              1997          1996          1995
------------------------------------------------------------   -----------   -----------   -----------
   Deferred ................................................    $  341.4      $  305.6      $  308.3
   Less amortized ..........................................      (198.7)       (213.9)       (193.6)
                                                                --------      --------      --------
     Increase in deferred policy acquisition costs .........    $  142.7      $   91.7      $  114.7
                                                                ========      ========      ========

Separate Accounts

     Certain assets from tax-sheltered annuity ("TSA") contracts are in separate accounts that are pooled investment funds of securities. Prior to January 1, 1997, the assets of UNUM's defined benefit plan were held in the separate accounts (see Note 9 "Employee Benefit and Incentive Plans"). Investment income and realized gains and losses on these accounts accrue directly to the contractholders. Assets, carried at market value, and liabilities of the separate accounts are shown separately in the Consolidated Balance Sheets. The assets of the separate accounts are legally segregated and are not subject to claims that arise out of any other business of UNUM.

     On October 1, 1996, UNUM Life Insurance Company of America ("UNUM America") and First UNUM Life Insurance Company ("First UNUM") closed the sale of their respective TSA businesses to The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York, both subsidiaries of Lincoln National Corporation (see Note 5 "Sale of Tax-Sheltered Annuity Business"). For legal considerations, the separate account's TSA related assets were not transferred on October 1, 1996. TSA related assets are transferred only upon receipt of a contractholder and participant's consent for assumption reinsurance.

Accounting for Participating Individual Life Insurance

     Participating policies issued by the former Union Mutual Life Insurance Company ("Union Mutual") prior to UNUM's conversion to a stock life insurance company on November 14, 1986, will remain participating as long as they remain in force. A Participation Fund Account ("PFA") was established for the benefit of all of Union Mutual's individual participating life and annuity policies and contracts.

     The assets of the PFA provide for the benefit, dividend and certain expense obligations of the participating individual life insurance policies and annuity contracts. This line of business participates in the experience of the PFA and its operations have been excluded from the Consolidated Statements of Income. The PFA represented approximately 2.8% and 2.3% of consolidated assets and 3.3% and 2.7% of consolidated liabilities at December 31, 1997, and 1996, respectively.

Other Policyholder Funds

     Other policyholder funds are liabilities for investment-type contracts and represent customer deposits plus interest credited to those deposits at various rates.

Liabilities for Restructuring Activities

     Liabilities for restructuring activities are recorded when management, prior to the balance sheet date, commits to execute an exit plan that will result in the incurral of costs that have no future economic benefit or approves a plan of termination and communicates sufficient detail of the plan to employees. Liabilities for restructuring activities are included in other liabilities in the Consolidated Balance Sheets.


Income Taxes

     The provision for income taxes includes amounts currently payable and deferred income taxes, which result from differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws. A valuation allowance is established for deferred tax assets when it is more likely than not that an amount will not be realized.


Foreign Currency Translation

     Foreign subsidiaries' balance sheet and income statement accounts expressed in local functional currencies are translated into U.S. dollars using ending and quarterly average exchange rates, respectively. The resulting translation adjustments are reported in a separate component of stockholders' equity.


Recognition of Premium Revenues and Related Expenses

     Group insurance premiums are recognized as income over the period to which the premiums relate. Individual disability premiums are recognized as income when due. Benefits and expenses are matched with earned premiums to result in recognition of profits over the life of the contracts. This association is accomplished by recording a provision for future policy benefits and unpaid claims and claim expenses and by amortizing deferred policy acquisition costs.

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


Earnings Per Share

     Effective December 31, 1997, UNUM adopted Financial Accounting Standards ("FAS") No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The weighted average number of shares outstanding used to calculate basic EPS was approximately 139,852,000, 145,939,000 and 145,354,000 in 1997, 1996 and 1995, respectively. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding while giving effect to all dilutive potential common shares outstanding. The weighted average number of shares outstanding used to calculate diluted EPS was approximately 142,923,000, 148,028,000 and 146,609,000, in 1997, 1996 and 1995, respectively. Outstanding options to purchase approximately 227,000 shares, 143,000 shares and 1,769,000 shares for 1997, 1996 and 1995, respectively, were not dilutive because the options' exercise prices were greater than the average market price. These options were excluded from the diluted EPS calculation.


Changes in Accounting Estimates

     During fourth quarter 1997, certain reinsurance pools managed by UNUM's wholly-owned subsidiary, Duncanson & Holt Inc. ("D&H"), received new claim information from ceding insurance enterprises about certain

                                               UNUM Corporation and Subsidiaries


older pool years and completed an analysis of recent claims experience deterioration. As a result of these factors, certain pools have strengthened claim reserves. The impact to UNUM in fourth quarter 1997 from these pool claim reserve increases was an $11.7 million reduction in fee income and a $6.7 million increase in benefits to policyholders reported in the Special Risk Insurance segment, reducing net income by $12.0 million in the Consolidated Statement of Income.

     During 1995, UNUM sold virtually all of the common stock portfolio of its United States subsidiaries. The sale of the common stock portfolio, which partially supported certain disability reserves, and the reinvestment of the proceeds primarily in investment grade fixed income assets at yields below the average portfolio yield, resulted in lower reserve discount rates for certain disability products reported in the Disability Insurance segment. This change in accounting estimate to lower certain discount rates resulted in an increase of $128.6 million to benefits to policyholders in the Consolidated Statement of Income, and a decrease to net income of $83.6 million.

     During 1995, UNUM increased group long term disability reserves for incurred but not reported ("IBNR") claims, as reported in the Disability Insurance segment. The increased IBNR reserves were based on management's judgment that claims incurred but not yet reported would reflect increased levels of claims incidence and severity. This change in accounting estimate resulted in an increase to benefits to policyholders in the Consolidated Statement of Income of $38.4 million, and a decrease to net income of $25.0 million.

     During 1995, UNUM increased reserves for unpaid claims related to the association group disability business by $15.0 million to reflect management's expectations of slower than expected claim recoveries. This change in accounting estimate, which was reported in the Disability Insurance segment, decreased net income by $9.8 million.


Accounting Pronouncements Adopted

     Effective December 31, 1997, UNUM adopted FAS No. 128 which changed the computation of EPS and requires dual presentation of "basic" and "diluted" EPS. FAS 128 supersedes Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share."

     Effective December 31, 1997, UNUM adopted FAS No. 129, "Disclosures of Information About Capital Structure," which consolidates disclosure requirements related to the type and nature of securities contained in an entity's capital structure. FAS 129 does not add to or change any of UNUM's disclosures.

     Effective January 1, 1997, UNUM adopted FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which established accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The statement provides guidance for recognition or derecognition of assets and liabilities, focusing on the concepts of control and extinguishment. The adoption of FAS 125 did not have a material effect on UNUM's results of operations or financial position.

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

     Effective January 1, 1996, UNUM adopted FAS No. 123, "Accounting for Stock-Based Compensation." FAS 123 established financial accounting and reporting standards for stock-based employee compensation plans. The statement defines a new method of accounting for employee stock compensation plans using a fair value based method, under which compensation cost is measured and recognized in results of operations. Alternatively, FAS 123 allows an entity to retain the accounting for employee stock compensation plans defined under APB 25, "Accounting for Stock Issued to Employees." UNUM retained the accounting defined under APB 25, and as required, discloses in a footnote the pro forma effects of stock-based compensation using the fair value based method defined under FAS 123. Refer to Note 10 "Stockholders' Equity" for the related disclosures.


New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued FAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a financial statement with the same prominence as other financial statements. Comprehensive income is defined as net income adjusted for changes in stockholders' equity resulting from events other than net income or transactions related to an entity's capital instruments. UNUM is required to adopt FAS 130 effective January 1, 1998, with reclassification of financial statements for earlier years required.

     In June 1997, the FASB issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. Generally, FAS 131 requires that financial information be reported on the basis that is used internally for evaluating performance. UNUM is required to adopt FAS 131 effective January 1, 1998, and comparative information for earlier years must be restated. This statement does not need to be applied to interim financial statements in the initial year of application. UNUM is currently considering what impact, if any, FAS 131 will have on its current segment reporting structure.

     In February 1998, the FASB issued FAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises current disclosure requirements for employers' pension and other retiree benefits. FAS 132 does not change the measurement or recognition of pension or other postretirement benefit plans. UNUM is required to adopt FAS 132 effective January 1, 1998, with restatement of disclosures for earlier years required.

     In December 1997, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," which provides guidance on accounting for insurance-related assessments. UNUM is required to adopt SOP 97-3 effective January 1, 1999. Previously issued financial statements should not be restated unless the SOP is adopted prior to the effective date and during an interim period. The adoption of SOP 97-3 is not expected to have a material impact on UNUM's results of operations, liquidity or financial position.

                                               UNUM Corporation and Subsidiaries


NOTE 2. INVESTMENTS

     The following tables summarize the components of investment income, net realized investment gains (losses) and changes in unrealized gains, net:

Investment Income

                                                                      Year Ended December 31,
                                                              ---------------------------------------
(Dollars in millions)                                             1997          1996          1995
-----------------------------------------------------------   -----------   -----------   -----------
   Fixed maturities:
    Available for sale ....................................    $  539.1      $  642.2      $  182.2
    Held to maturity ......................................          --            --         488.0
   Equity securities available for sale ...................          --            --           5.3
   Mortgage loans .........................................       110.6         112.1         119.9
   Real estate ............................................        23.1          20.0          15.2
   Policy loans ...........................................         6.7          10.2           8.6
   Other long-term investments ............................         2.8           7.3           1.6
   Short-term investments .................................        14.5          51.2          27.1
                                                               --------      --------      --------
    Gross investment income ...............................       696.8         843.0         847.9
   Less investment expenses ...............................       (14.5)        (16.3)        (17.0)
   Less investment income on participating individual
    life insurance policies and annuity contracts .........       (24.4)        (24.5)        (24.6)
                                                               --------      --------      --------
    Investment income .....................................    $  657.9      $  802.2      $  806.3
                                                               ========      ========      ========


Net Realized Investment Gains (Losses)

                                                              Year Ended December 31,
                                                        ------------------------------------
(Dollars in millions)                                      1997         1996         1995
-----------------------------------------------------   ----------   ----------   ----------
   Gross realized investment gains:
   Fixed maturities:
    Available for sale ..............................    $  17.1      $  22.0      $  14.2
    Held to maturity ................................         --           --          0.1
   Equity securities available for sale .............        0.7           --        253.3
   Mortgage loans, real estate and other ............        6.6         18.2         19.4
                                                         -------      -------      -------
    Gross realized investment gains .................       24.4         40.2        287.0
                                                         -------      -------      -------
   Gross realized investment losses:
   Fixed maturities:
    Available for sale ..............................      (14.6)       (29.2)       (12.8)
    Held to maturity ................................         --           --         (0.7)
   Equity securities available for sale .............         --           --        (18.7)
   Mortgage loans, real estate and other ............      (13.4)        (7.6)       (29.7)
                                                         -------      -------      -------
    Gross realized investment losses ................      (28.0)       (36.8)       (61.9)
                                                         -------      -------      -------
     Net realized investment gains (losses) .........    $  (3.6)     $   3.4      $ 225.1
                                                         =======      =======      =======

     During 1995, UNUM sold fixed maturities of two issuers classified as held to maturity due to evidence of significant deterioration of the issuers' creditworthiness, as evidenced by bankruptcy filings.

Change in Unrealized Gains, Net

                                                                                  Year Ended December 31,
                                                                                 --------------------------
(Dollars in millions)                                                                1997          1996
------------------------------------------------------------------------------   -----------   ------------
   Fixed maturities available for sale .......................................    $  131.9       $ (265.9)
   Equity securities available for sale ......................................         2.1            3.4
   Marketable securities held in trust .......................................       127.8             --
   Unpaid claims adjustment ..................................................       (68.4)          92.5
   Deferred taxes ............................................................       (64.3)          39.2
                                                                                  --------       --------
   Total change in unrealized gains, net, as included in stockholders' equity     $  129.1       $ (130.8)
                                                                                  ========       ========

     UNUM's fixed maturities are reported at fair value as a result of being classified as available for sale. Accordingly, the related liability for unpaid claims and claims expenses is adjusted to reflect the changes that would have been necessary if the related fixed maturities were sold at their fair value and the proceeds were reinvested at current yields. At December 31, 1997, and 1996, the unrealized gain on available for sale fixed maturities was $417.9 million and $286.0 million, respectively, and the related unpaid claims adjustment was $237.1 million and $168.7 million, respectively.

     The marketable securities held in trust relate to the individual disability reinsurance agreement (see Note 6 "Reinsurance"). Changes in fair value of the assets and the related adjustment to unpaid claims are reflected in the equity section of UNUM's Consolidated Balance Sheet.

Fixed Maturities

     The amortized cost and fair values of fixed maturities available for sale at December 31, 1997, were as follows:


                                                             Gross          Gross
                                            Amortized     Unrealized     Unrealized        Fair
(Dollars in millions)                          Cost          Gains         Losses          Value
----------------------------------------   -----------   ------------   ------------   ------------
   U.S. Government .....................   $    48.8       $   2.5         $   --       $    51.3
   States and municipalities ...........       942.5          36.6           (0.2)          978.9
   Foreign governments .................       359.6          40.3             --           399.9
   Public utilities ....................     1,369.0          89.0           (0.1)        1,457.9
   Corporate bonds .....................     3,964.6         248.7           (1.1)        4,212.2
   Redeemable preferred stocks .........         3.5            --           (0.2)            3.3
   Mortgage-backed securities ..........       205.0           2.4             --           207.4
                                           ---------       -------         ------       ---------
    Total ..............................   $ 6,893.0       $ 419.5         $ (1.6)      $ 7,310.9
                                           =========       =======         ======       =========

     The amortized cost and fair values of fixed maturities available for sale at December 31, 1996, were as follows:

                                                             Gross          Gross
                                            Amortized     Unrealized     Unrealized        Fair
(Dollars in millions)                          Cost          Gains         Losses          Value
----------------------------------------   -----------   ------------   ------------   ------------
   U.S. Government .....................   $    57.0       $   3.6        $    --       $    60.6
   States and municipalities ...........       550.2          14.9           (0.8)          564.3
   Foreign governments .................       379.9          32.6           (0.7)          411.8
   Public utilities ....................     1,354.7          60.4           (4.2)        1,410.9
   Corporate bonds .....................     4,299.7         197.5          (17.1)        4,480.1
   Redeemable preferred stocks .........         3.6            --           (0.7)            2.9
   Mortgage-backed securities ..........        11.6           0.5             --            12.1
                                           ---------       -------        -------       ---------
     Total .............................   $ 6,656.7       $ 309.5        $ (23.5)      $ 6,942.7
                                           =========       =======        =======       =========

     The amortized cost and fair value of fixed maturities available for sale at December 31, 1997, by contractual maturity date, are shown below. Expected maturities will differ from contractual maturities since certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                               UNUM Corporation and Subsidiaries


                                                                            Amortized        Fair
(Dollars in millions)                                                         Cost          Value
-----------------------------------------------------------------------   ------------   -----------
   Due in one year or less ............................................    $   222.4     $   225.1
   Due after one year through five years ..............................      2,359.3       2,481.7
   Due after five years through ten years .............................      3,521.6       3,752.7
   Due after ten years ................................................        584.7         644.0
                                                                           ---------     ---------
                                                                             6,688.0       7,103.5
    Mortgage-backed securities (primarily due after 10 years) .........        205.0         207.4
                                                                           ---------     ---------
     Total ............................................................    $ 6,893.0     $ 7,310.9
                                                                           =========     =========

Equity Securities

     The fair values, which also represent carrying amounts, and the cost of equity securities available for sale were as follows at December 31, 1997:

                                                                        Fair
(Dollars in millions)                                      Cost         Value
-----------------------------------------------------   ----------   ----------
   Common stocks:
    Industrial, miscellaneous and all other .........     $ 21.1       $ 30.7
                                                          ======       ======

     Gross unrealized investment gains on equity securities available for sale totaled $9.6 million and $7.5 million, at December 31, 1997, and 1996, respectively. Gross unrealized investment losses were immaterial at December 31, 1997, and 1996.

Mortgages

     At December 31, 1997, and 1996, impaired loans totaled $43.4 million and $50.4 million, respectively. Included in the $43.4 million were $20.8 million of loans which had a related allowance for probable losses of $3.5 million, and loans of $22.6 million which had no related allowance for probable losses. Included in the $50.4 million of impaired loans at December 31, 1996, were $38.9 million of loans which had a related allowance for probable losses of $5.7 million, and a loan of $11.5 million which had no related allowance for probable losses.

     Restructured mortgage loans amounted to $39.3 million and $54.8 million at December 31, 1997, and 1996, respectively. Troubled debt restructurings represent loans that are refinanced with terms more favorable to the borrower. Interest lost on restructured loans was not material for the years ended December 31, 1997, 1996 or 1995.

Real Estate and Other

     Real estate acquired in satisfaction of debt cumulatively amounted to $78.8 million at December 31, 1997. Real estate held for sale amounted to $23.3 million at December 31, 1997, and $9.4 million at December 31, 1996.

     Real estate with a depreciated cost of $3.5 million and no bonds or mortgages were non-income producing for the twelve months ended December 31, 1997. Interest lost on these investments was not material in 1997, 1996 or 1995.

     UNUM was committed at December 31, 1997, to purchase fixed maturities and other invested assets in the amount of $52.8 million.

NOTE 3. ALLOWANCE FOR PROBABLE LOSSES ON INVESTED ASSETS AND REAL ESTATE HELD FOR SALE

     Changes in the allowance for probable losses on mortgage loans and real estate held for sale were as follows:


                                           Balance at                                   Balance
                                            beginning                                   at end
(Dollars in millions)                        of year      Additions     Deductions      of year
---------------------------------------   ------------   -----------   ------------   ----------
   Year Ended December 31, 1997
    Mortgage loans ....................     $  37.7        $  3.3        $  (7.1)      $  33.9
    Real estate held for sale .........        14.8           3.0             --          17.8
                                            -------        ------        -------       -------
     Total ............................     $  52.5        $  6.3        $  (7.1)      $  51.7
                                            =======        ======        =======       =======
   Year Ended December 31, 1996
    Mortgage loans ....................     $  39.2        $  1.0        $  (2.5)      $  37.7
    Real estate held for sale .........        19.1         ( 0.4)          (3.9)         14.8
                                            -------        ------        -------       -------
     Total ............................     $  58.3        $  0.6        $  (6.4)      $  52.5
                                            =======        ======        =======       =======
   Year Ended December 31, 1995
    Mortgage loans ....................     $  43.2        $  9.2        $ (13.2)      $  39.2
    Real estate held for sale .........        13.2           6.3           (0.4)         19.1
                                            -------        ------        -------       -------
     Total ............................     $  56.4        $ 15.5        $ (13.6)      $  58.3
                                            =======        ======        =======       =======

     Additions represent charges to net realized investment gains (losses) less recoveries and deductions represent reserves released upon disposal or restructuring of the related asset.


NOTE 4. RESERVES

Reserves for Future Policy Benefits

     Reserves for future policy benefits are calculated by the net-level premium method and are based on UNUM's expected morbidity, mortality and interest rate assumptions at the time a policy is issued. These reserves represent the portion of premiums received, accumulated with interest and held to provide for claims that have not yet been incurred. The reserve assumptions are periodically reviewed and compared with actual experience and may be revised if it is determined that future expected experience is different from the reserve assumptions. Reserves for group insurance policies consist primarily of unearned premiums. The interest rates used in the calculation of reserves for future policy benefits at December 31, 1997, and 1996, principally ranged from 5.0% to 9.5%. Certain reserve calculations are based on variable interest rates within these ranges.

Reserves for Unpaid Claims and Claim Expenses

     Unpaid claims and claim expense reserves represent the amount estimated to fund claims that have been reported but not settled and claims incurred but not reported. Reserves for unpaid claims are estimated based on UNUM's historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends, risk management programs and renewal actions. Many factors affect actuarial calculations of claim reserves, including but not limited to interest rates and current and anticipated incidence rates, recovery rates, and economic and societal conditions. Management periodically performs a review of reserve estimates and assumptions. If management determines reserve assumptions need to be updated, any resulting adjustment to reserves are reflected in current results. Given that insurance products contain inherent risks and uncertainties, the ultimate liability may be more or less than such estimates indicate.

     The interest rates used in the calculation of disability claims reserves at December 31, 1997, and 1996, were principally as follows:


                                                                 1997              1996
                                                            --------------   ---------------
   Group long term disability (North America) ...........   7.84%            7.88%
   Group long term disability (United Kingdom) ..........   9.27%            9.46%
   Individual disability ................................   7.0% to 9.5%     6.75% to 9.46%

     The interest rate used to discount the disability reserves is a composite of the yields on assets specifically identified with each block of business. The discount rate may decline further depending on the interest rate

                                               UNUM Corporation and Subsidiaries


environment. UNUM periodically adjusts prices on both existing and new business in an effort to mitigate the impact of the current interest rate environment.

     For other accident and health business, reserves are based on projections of historical claims run-out patterns.

     Activity in the liability for unpaid claims and claim expenses is summarized as follows:


(Dollars in millions)                              1997            1996            1995
-------------------------------------------   -------------   -------------   -------------
   Balance at January 1 ...................    $  5,289.3      $  4,856.4      $  3,853.9
    Less reinsurance receivables ..........        (346.8)         (115.4)          (82.7)
   Effect of unrealized gains .............        (170.1)         (261.2)             --
                                               ----------      ----------      ----------
   Net balance at January 1 ...............       4,772.4         4,479.8         3,771.2
   Incurred related to:
    Current year ..........................       1,854.0         1,673.9         1,825.0
    Prior years ...........................         373.2           366.0           507.0
                                               ----------      ----------      ----------
   Total incurred .........................       2,227.2         2,039.9         2,332.0
   Paid related to:
    Current year ..........................         615.7           532.8           523.9
    Prior years ...........................       1,341.4         1,214.5         1,099.5
                                               ----------      ----------      ----------
   Total paid .............................       1,957.1         1,747.3         1,623.4
   Net balance at December 31 .............       5,042.5         4,772.4         4,479.8
    Plus reinsurance receivables ..........         552.2           346.8           115.4
   Effect of unrealized gains .............         236.9           170.1           261.2
                                               ----------      ----------      ----------
   Balance at December 31 .................    $  5,831.6      $  5,289.3      $  4,856.4
                                               ==========      ==========      ==========

     The components of the unpaid claims and claims expenses incurred and related to prior years were as follows:



(Dollars in millions)                                            1997          1996          1995
----------------------------------------------------------   -----------   -----------   -----------
   Interest accrued on reserves ..........................    $  300.5      $  292.9      $  270.0
   Changes in reserve estimates and assumptions ..........        89.9          36.2         239.0
   Changes in foreign exchange rates .....................       (17.2)         36.9          (2.0)
                                                              --------      --------      --------
   Incurred related to prior years .......................    $  373.2      $  366.0      $  507.0
                                                              ========      ========      ========

     The additional reserves for amounts incurred related to prior years were primarily the result of interest accrued on reserves, changes in reserve estimates and assumptions of interest rates, morbidity, mortality and expense costs, and changes in foreign exchange rates, primarily related to the disability reserves of UNUM's United Kingdom-based affiliate, UNUM Limited. Due to the long term claims payment pattern of some of UNUM's businesses, certain reserves, particularly disability, are discounted for interest.

     The effects of changes in reserve estimates and assumptions were more significant in 1995, primarily as a result of increased reserves from lower discount rates for certain disability products following the sale of the common stock portfolio, and adjustments to strengthen certain disability reserves in 1995.

     Beginning in 1995, as explained in Note 2 "Investments," unpaid claims are adjusted to reflect changes that would have been necessary if the unrealized gains and losses had been realized. Where applicable, UNUM has reflected those adjustments in the liability balances with corresponding credits or charges, net of related deferred taxes, reported as a component of unrealized gains in stockholders' equity.


NOTE 5. SALE OF TAX-SHELTERED ANNUITY BUSINESS

     On October 1, 1996, UNUM America and First UNUM closed the sale of their respective group tax-sheltered annuity ("TSA") businesses to The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York ("Lincoln"), both subsidiaries of Lincoln National Corporation. The sale involved approximately 1,700 group contractholders and assets under management of approximately $3.3 billion. The contracts were initially reinsured on an indemnity basis. Upon consent of the TSA contractholders and participants, the contracts are considered reinsured on an assumption basis, legally releasing UNUM America and First UNUM from future contractual obligation to the respective contractholders and participants.

     To effect the sale of the TSA business, UNUM transferred into a trust account held for the benefit of Lincoln approximately $2,690 million of assets. UNUM has recorded a deposit asset in its Consolidated Balance Sheet representing the assets which support the TSA contracts of those contractholders and participants that have not given consent for assumption reinsurance. At December 31, 1997, the deposit asset related to the TSA transaction was approximately $264 million.

     The sale resulted in a deferred pretax gain of $80.8 million, which is being recognized in income in proportion to contractholder and participant consents for assumption reinsurance. Through December 31, 1997, consent for assumption reinsurance has been provided by TSA contractholders and participants owning approximately 92% of assets under management.

     Historical results of the TSA business included in UNUM's Consolidated Statements of Income were as follows:

                                                                Year Ended December 31,
                                                        ---------------------------------------
(Dollars in millions, expect per common share data)         1997          1996          1995
-----------------------------------------------------   -----------   -----------   -----------
   Revenues .........................................    $ 126.2       $ 206.7       $ 247.6
   Net income .......................................    $  48.4       $  12.8       $  31.1
   Net income per common share:
    Basic ...........................................    $  0.35      $   0.09      $   0.21
    Diluted .........................................    $  0.34      $   0.09      $   0.21
                                                         ========      ========      ========

     The results shown above for the year ended December 31, 1997, include $72.6 million of revenues, reported as fees and other income, $47.0 million of net income and basic and diluted net income per common share of $0.34 and $0.33, respectively, related to the recognition of the deferred pretax gain for those contractholders and participants that have given consent for assumption reinsurance.


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

     The agreement is a finite reinsurance arrangement that transfers liabilities to Centre Re based on the level of statutory reserves. Centre Re has an obligation to absorb losses within a defined risk layer, while UNUM must fund an experience layer representing the difference between reserves related to the reinsured block, based on generally accepted accounting principles ("GAAP"), and the bottom of Centre Re's defined risk layer. Within this experience layer, UNUM retains the earnings risk related to potential adverse experience from the reinsured block. Under the agreement, UNUM funds a trust account, initially established in late 1996, with assets equal to the amount of GAAP reserves related to the reinsured block plus the amount of its experience layer. The value of UNUM's experience layer increases or decreases in conjunction with the underlying operating results of the reinsured block. Additionally, realized gains or losses on assets sold, and unrealized gains or losses on marketable securities held in the trust and the related claim reserves, affect the valuation of the experience layer. UNUM reflects the carrying value of the experience layer in its Consolidated Balance Sheet as a deposit asset, which at December 31, 1997, totaled approximately $347 million. Changes in the experience layer derived from the underlying operating results of the reinsured block are reflected in fees and other income and realized gains or losses from sales of trust assets are reflected as realized investment gains (losses) in UNUM's Consolidated Statement of Income. Changes in the experience layer resulting from unrealized gains or losses on marketable securities held in the trust and the related claim reserves are reflected as unrealized gains or losses in the equity section of UNUM's Consolidated Balance Sheet.

                                               UNUM Corporation and Subsidiaries


     In fourth quarter 1996, UNUM recognized a pretax charge of $49.7 million, which represents the present value of the anticipated minimum amount of fees to be paid to Centre Re under the agreement. UNUM has the right, but no obligation, to recapture the business after five years, with certain penalties.

     The effect of all reinsurance on premiums earned and written for the years ended December 31, 1997, 1996 and 1995 was as follows:


(Dollars in millions)                  1997            1996            1995
-------------------------------   -------------   -------------   -------------
   Premiums earned:
    Direct ....................    $  3,309.9      $  2,973.9      $  2,842.9
    Assumed ...................         281.6           252.9           241.5
    Ceded .....................        (402.8)         (106.4)          (66.2)
                                   ----------      ----------      ----------
     Premiums earned ..........    $  3,188.7      $  3,120.4      $  3,018.2
                                   ==========      ==========      ==========
   Premiums written:
    Direct ....................    $  3,315.2      $  3,008.1      $  2,877.2
    Assumed ...................         330.3           289.3           250.4
    Ceded .....................        (436.3)         (131.0)          (64.4)
                                   ----------      ----------      ----------
     Premiums written .........    $  3,209.2      $  3,166.4      $  3,063.2
                                   ==========      ==========      ==========

     For the years ended December 31, 1997, 1996 and 1995, recoveries recognized under reinsurance agreements offset benefits to policyholders by $309.7 million, $90.8 million and $58.9 million, respectively.


NOTE 7. BUSINESS RESTRUCTURING AND OTHER CHARGES

Business Restructuring

     Charges of $6.0 million, $7.2 million and $8.4 million were recorded in 1997, 1996 and 1995, respectively. The charge in 1997 was related to a management and field office reorganization within the North American reinsurance operations, and consisted of $4.0 million of lease exit costs, $1.4 million of severance related costs, and $0.6 million of abandoned assets. The charge in 1996 was related to the merger of Commercial Life Insurance Company ("Commercial Life") into UNUM America. The charge in 1995 related to the acceleration of organizational changes within UNUM America and the decision to discontinue the individual disability non-cancellable product. Partially offsetting the charge recorded in 1995 was a curtailment gain, related to workforce reductions in UNUM Corporation's noncontributory defined benefit pension plan. As of December 31, 1997, the liability carried in the Consolidated Balance Sheet for all three charges was $5.7 million.


Intangible Asset Write-offs and Future Loss Reserves

     In connection with the merger of Commercial Life into UNUM America, the sale of the tax-sheltered annuity business (see Note 5 "Sale of Tax-Sheltered Annuity Business"), as well as UNUM's continued efforts to strengthen its focus on its core products, the company initiated a review of certain products, which resulted in the recognition of pretax charges totaling $39.4 million during 1996. These charges reduced income before income taxes by $13.1 million in the Disability Insurance segment, $11.3 million in the Special Risk Insurance segment, and $15.0 million in the Retirement Products segment. On an after-tax basis the charges reduced net income by $26.3 million.

     The total charges of $39.4 million included the write-off of certain intangible assets, primarily deferred acquisition costs, totaling $17.0 million. These intangible assets were deemed unrecoverable primarily due to the expectation of continued losses in the association group disability business. Additionally, in conjunction with the completion of a review of UNUM's discontinued product portfolio, a $22.4 million charge was taken to establish a reserve for the present value of expected future losses on certain discontinued products. Losses for these products are charged to the reserve at the time realized. The products incorporated in the charge consist of certain discontinued special risk, retirement and medical products.

NOTE 8. NOTES PAYABLE

     Notes payable consisted of the following at December 31:



(Dollars in millions)                                                      1997         1996
---------------------------------------------------------------------   ----------   ----------
   Short-term debt:
    Commercial paper, with weighted average interest rates of
     6.3% in 1997 and 5.5% in 1996 ..................................    $  50.9      $  60.6
    Other notes payable, with weighted average interest rates of
     1.0% in 1997 and 0.7% in 1996 ..................................        7.7          8.6
    Medium-term notes payable, due 1998, with interest rates
     ranging from 5.1% to 6.7% ......................................       68.0         48.5
                                                                         -------      -------
      Total short-term debt .........................................      126.6        117.7
                                                                         -------      -------
   Long-term debt:
    Medium-term notes payable, due 1999 to 2024, with interest
     rates ranging from 5.9% to 7.5% ................................      174.2        242.1
    Monthly income debt securities, due 2025, with interest rate of
     8.8%, $172.5 million issued net of unamortized offering
     costs of $5.2 million in 1997 and $5.4 million in 1996 .........      167.3        167.1
    Other borrowing, due 2007, with effective interest rate of 5.8%
     $168.3 million issued net of unamortized costs of $0.6
     million in 1997 ................................................      167.7           --
                                                                         -------      -------
      Total long-term debt ..........................................      509.2        409.2
                                                                         -------      -------
      Total notes payable ...........................................    $ 635.8      $ 526.9
                                                                         =======      =======

     At December 31, 1997, UNUM Corporation had a $500 million committed revolving credit facility that expires on October 1, 2001. UNUM's commercial paper program is supported by the revolving credit facility and is available for general liquidity needs, capital expansion, acquisitions and stock repurchase. The committed revolving credit facility contains certain covenants which, among other provisions, require maintenance of certain levels of stockholders' equity and limits on debt levels.

     On December 4, 1997, UNUM borrowed 100 million pounds sterling ($168.3 million) through a private placement with an investor in the United Kingdom. The borrowing has an expected term of 10 years. The borrowing is callable by either party over the life of the agreement, under certain circumstances. UNUM used the net proceeds to repay commercial paper and for general corporate purposes.

     Upon issuance of the 100 million pounds sterling borrowing, UNUM entered into currency and interest rate swap agreements that converted the principal amount to U.S. dollars and the interest obligation on the debt from a pound sterling based fixed rate to a U.S. dollar fixed rate.

     Aggregate maturities of notes payable are as follows: 1998-$126.6 million; 1999-$21.5 million; 2000-$60.0 million; 2001-none; thereafter-$427.7 million.

     In the normal course of business, UNUM enters into letters of credit, primarily to satisfy capital requirements related to certain subsidiary transactions. UNUM had outstanding letters of credit of $84.6 million and $56.7 million at December 31, 1997, and 1996, respectively, which are not reflected in the Consolidated Balance Sheets.


NOTE 9. EMPLOYEE BENEFIT AND INCENTIVE PLANS

Pension Plans

     At December 31, 1997, UNUM had a noncontributory defined benefit pension plan ("Lifecycle Plan") covering substantially all domestic UNUM employees, including employees of Duncanson & Holt, Inc. ("D&H") and Colonial Companies, Inc. ("Colonial Companies"). The Lifecycle Plan provides benefits based on the employee's age at retirement, years of service and earnings during the highest five of the last ten years of employment. UNUM funds its pension plan in accordance with the requirements of the Employee Retirement Income Security Act of

                                               UNUM Corporation and Subsidiaries


1974, as amended. Beginning in 1997, plan assets were transferred from UNUM's separate accounts into a trust for the exclusive benefit of plan participants, and include 448,784 shares of UNUM Corporation common stock.

     Prior to January 1, 1997, UNUM had a noncontributory defined benefit pension plan covering substantially all domestic UNUM employees, excluding employees of D&H and Colonial Companies, who were covered under separate plans. These plans were replaced by the Lifecycle Plan.

     In 1997, UNUM changed the measurement date for the valuation of its pension plan and postretirement benefit plan assets and actuarially determined obligations from December 31, to September 30. The change in measurement date had no effect on 1997 or prior years' net pension and periodic postretirement benefit costs.

     Net pension cost included the following components:

                                                                   Year Ended December 31,
                                                             -----------------------------------
(Dollars in millions)                                           1997         1996         1995
----------------------------------------------------------   ----------   ----------   ---------
   Service cost--benefits earned during the year .........    $  12.9      $  13.5      $   7.7
   Interest cost on projected benefit obligation .........       15.2         15.1         12.3
   Actual return on plan assets ..........................      (61.4)       (57.1)       (42.5)
   Net amortization and deferral .........................       33.8         36.9         28.2
   Curtailment gain ......................................         --           --        ( 3.4)
                                                              -------      -------      -------
    Net pension cost .....................................    $   0.5      $   8.4      $   2.3
                                                              =======      =======      =======

     The funded status of the plan and amounts recognized in UNUM's Consolidated Balance Sheets, as determined by the plan's actuaries, using the applicable measurement dates, were as follows:


(Dollars in millions)                                                        1997          1996
----------------------------------------------------------------------   -----------   -----------
   Actuarial present value of benefit obligation:
    Vested benefit obligation ........................................    $  196.9      $  166.9
                                                                          ========      ========
    Accumulated benefit obligation ...................................    $  206.6      $  189.3
                                                                          ========      ========
   Projected benefit obligation for service rendered to date .........    $ (230.4)     $ (203.2)
   Plan assets at fair value .........................................       324.2         267.7
                                                                          --------      --------
   Projected benefit obligation less than plan assets ................        93.8          64.5
   Unrecognized net gain .............................................       (86.8)        (54.7)
   Unrecognized prior service cost ...................................       (25.8)        (28.4)
   Unamortized net obligation ........................................         1.5           1.8
                                                                          --------      --------
    Accrued pension cost .............................................    $  (17.3)     $  (16.8)
                                                                          ========      ========

     The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.25% and 4.75%, respectively, at September 30, 1997, and 7.50% and 5.00%, respectively, at December 31, 1996. The expected long-term rate of return on plan assets was 9.0% in 1997, 1996 and 1995. Prior year service costs are being amortized on a straight-line basis over expected employment periods for active employees.

     UNUM also administers certain supplemental retirement plans for eligible employees and officers and certain other pension plans. The cost of these plans was not significant for the years ended December 31, 1997, 1996 and 1995.

Postretirement Health Care and Life Insurance Benefits

     UNUM provides certain health care and life insurance benefits for retired employees and covered dependents. Substantially all domestic employees of UNUM may become eligible for these benefits if they meet minimum age and service requirements, if they are eligible for retirement benefits and if they agree to contribute a portion of the cost. UNUM has the right to modify or terminate these benefits. The underlying plans are not currently funded. The cost of these plans was $4.3 million, $10.3 million and $10.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, and 1996 the liability associated with these plans was $83.2 million and $80.9 million, respectively.

Retirement Savings Plans

     Effective January 1, 1997, UNUM introduced a single retirement savings plan for all domestic employees who meet the eligibility requirement of one year of service. Dependent upon the employee's annual earnings, eligible employees may contribute up to 15% of their annual compensation, including incentive payouts. UNUM matches 100% of the employee's contribution up to 3% of the employee's compensation, plus 50% of the employee's contribution on the next 2% of the employee's compensation, to a maximum of 4%. Employees become 100% vested immediately upon becoming eligible to participate. Expense for this plan and the former plans amounted to $9.6 million in 1997, and $8.4 million in 1996 and 1995, respectively.

Annual Incentive Plans

     UNUM has several annual incentive plans for certain employees and executive officers that provide additional compensation based on achievement of predetermined annual corporate and affiliate financial and non-financial goals. In 1997, 1996 and 1995, expense for these plans was $37.2 million, $41.7 million and $19.9 million, respectively.


NOTE 10. STOCKHOLDERS' EQUITY

Common Stock

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

     Effective February 13, 1998, UNUM's Board of Directors approved an expansion of the Company's stock repurchase program by authorizing an additional 4.6 million shares. At February 13, 1998, following the increased authorization, approximately 6.0 million shares of common stock remained authorized for repurchase.

     Changes in the number of shares outstanding were as follows:


(Shares in millions)                                     1997         1996         1995
---------------------------------------------------   ----------   ----------   ----------
   Shares outstanding, beginning of year ..........       143.6        146.0        144.8
   Shares issued under stock plans ................         1.8          1.4          1.2
   Shares reacquired ..............................        (7.1)        (3.8)          --
                                                         ------       ------        -----
   Shares outstanding, end of year ................       138.3        143.6        146.0
                                                         ======       ======        =====

Stock Options

     At December 31, 1997, UNUM had four stock-based compensation plans, which are described below. Had compensation cost for options issued under UNUM's four stock-based compensation plans been determined based on the fair value at the grant dates consistent with the methods defined under FAS 123 (see Note 1 "Summary of Significant Accounting Policies"), UNUM's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


(Dollars in millions except per common share data)         1997          1996          1995
----------------------------------------------------   -----------   -----------   -----------
   Net income:
   As reported .....................................    $ 370.3       $ 238.0       $ 281.1
   Pro forma .......................................    $ 361.4       $ 231.9       $ 277.2
   Earnings per common share:
   As reported .....................................
    Basic ..........................................    $  2.65       $  1.63       $  1.93
    Diluted ........................................    $  2.59       $  1.61       $  1.92
   Pro forma
    Basic ..........................................    $  2.58       $  1.59       $  1.91
    Diluted ........................................    $  2.53       $  1.57       $  1.89
                                                        ========      ========      ========

                                               UNUM Corporation and Subsidiaries


     The fair value of each option granted is estimated on the date of grant using a modified Black-Scholes option-pricing model with the following assumptions:


                                                    1997             1996             1995
                                              ---------------- ---------------- ---------------
   Dividend yield ........................... 1.0%             1.5%             1.9%
   Expected stock price volatility .......... 22.7% to 24.2%   23.1% to 24.8%   24.8% to 25.9%
   Risk-free interest rate .................. 5.7% to 6.8%     5.2% to 6.5%     5.4% to 7.9%
   Expected option lives .................... 4 to 8 years     4 to 8 years     4 to 8 years

     Because some options vest over several years and additional awards generally are made each year, the pro forma amounts above may not be representative of the effects on net income for future years.

     The 1987 Executive Stock Option Plan ("Option Plan") provided for granting to officers and key employees options to purchase UNUM Corporation common stock over ten years. Options were granted at the discretion of the Compensation Committee of the Board of Directors ("the Committee") and had vesting schedules of one to four years. The number of shares subject to options under the Option Plan could not exceed 5.0 million. Grants are no longer made under this plan.

     The 1990 Long-Term Stock Incentive Plan ("Incentive Plan") provides for granting of options to officers, non-employee directors of UNUM Corporation and key employees, to purchase UNUM Corporation common stock over ten years. Options may be granted annually at the discretion of the Committee and vest in one to five years.

     The Incentive Plan also provides for granting to key officers restricted stock awards whose vesting is contingent upon UNUM's achieving prescribed financial performance objectives, with the exception of 11,600 shares granted in 1996 and 40,400 shares granted in 1995, which will vest upon the grantee remaining in UNUM's employ for a specified period of time. Plan participants are entitled to voting rights on their respective shares at grant. The compensation cost related to restricted stock grants was not material in 1997, 1996 and 1995.

     The unamortized market value of the restricted shares issued under the Incentive Plan has been recorded as deferred compensation and is included as a reduction of stockholders' equity in the Consolidated Balance Sheets.

     The number of shares subject to issuance under the Incentive Plan cannot exceed 13.6 million, including both options and shares of restricted stock. At December 31, 1997, 1996 and 1995, 1,603,580 shares, 1,385,036 shares and
3,360,470 shares, respectively, were available for grant under the Incentive
Plan.

     The 1996 Long-Term Stock Incentive Plan ("1996 Incentive Plan") provides for granting of options to officers, non-employee directors of UNUM Corporation, and key employees to purchase UNUM Corporation common stock over ten years. The 1996 Incentive Plan also provides for granting to key officers restricted stock awards whose vesting is contingent upon achieving prescribed financial performance objectives or upon the grantee remaining in UNUM's employ for a specified period of time. Options and restricted stock may be granted annually at the discretion of the Committee. The number of shares subject to issuance cannot exceed 7.0 million. At December 31, 1997, and 1996, 5,003,480 and 6,990,000 shares, respectively, were available for grant under the 1996 Incentive Plan.

     The 1998 Goals Stock Option Plan ("1998 Option Plan") provides for granting to all eligible employees up to 300 options to purchase UNUM Corporation common stock. The options will vest to the employee nine years from the date of grant. Vesting may be accelerated to an earlier date at the discretion of the plan administrator. Grants of 166,200 shares, 205,000 shares and 2,210,700 shares were made in 1997, 1996 and 1995, respectively. No further grants will be made under this plan.

     For all of UNUM's stock-based compensation plans, the exercise price of each option is not less than 100% of the fair market value of UNUM's stock on the date of grant.

     A summary of the status of UNUM's four stock-based compensation plans as of December 31, 1997, 1996 and 1995, and changes during the years then ended is presented below:


                                                                                    Restricted
(Per share amounts are weighted-average)                            Options           Stock
-------------------------------------------------------------   ---------------   -------------
   Outstanding at January 1, 1995 ...........................       7,706,044         219,900

   1995 Activity:
   Granted at $20.53 per share ..............................       4,400,000              --
   Granted for restricted stock at $21.50 per share .........              --         141,900
   Lapse of restrictions on restricted stock ................              --         (66,200)
   Exercised at $12.88 per share ............................      (1,082,376)             --
   Forfeited at $23.43 per share for options ................        (628,400)        (11,200)
                                                                   ----------         -------
   Outstanding at December 31, 1995 .........................      10,395,268         284,400
                                                                   ----------         -------
   1996 Activity:
   Granted at $30.38 per share ..............................       2,161,380              --
   Granted for restricted stock at $29.68 per share .........              --         186,600
   Exercised at $18.86 per share ............................      (1,274,522)             --
   Forfeited at $23.39 per share for options ................        (543,482)        (65,200)
                                                                   ----------         -------
   Outstanding at December 31, 1996 .........................      10,738,644         405,800
                                                                   ----------         -------
   1997 Activity:
   Granted at $39.18 per share ..............................       2,064,820              --
   Granted for restricted stock at $37.75 per share .........              --         224,700
   Exercised at $20.59 per share ............................      (1,617,469)             --
   Forfeited at $26.88 per share for options ................        (734,850)       (128,800)
                                                                   ----------        --------
   Outstanding at December 31, 1997 .........................      10,451,145         501,700
                                                                   ==========        ========

     The weighted-average exercise price of options outstanding at December 31, 1997, 1996 and 1995, was $26.32, $22.93 and $20.91 per share, respectively.

     The number and weighted-average exercise price of exercisable shares as of December 31, 1997, 1996 and 1995 was 4,686,562 shares at $22.71 per share,
4,763,184 shares at $20.73 per share and 4,216,120 shares at $19.57 per share, respectively.

     The weighted-average fair value of options granted during the years ended December 31, 1997, 1996, and 1995 was $8.56, $6.92 and $5.10, respectively.

     The following table summarizes information about stock options outstanding at December 31, 1997:


                          Options Outstanding                                     Options Exercisable
------------------------------------------------------------------------   ---------------------------------
   Range of          Number       Weighted-Average                             Number
   Exercise       Outstanding         Remaining        Weighted-Average     Exercisable     Weighted-Average
    Prices        at 12/31/97     Contractual Life      Exercise Price      at 12/31/97      Exercise Price
--------------   -------------   ------------------   ------------------   -------------   -----------------
 $  5 to 15          632,919             2.69              $  11.93            632,919         $  11.93
   16 to 24        3,758,125             6.47                 19.79          1,631,160            19.85
   25 to 37        4,142,331             6.90                 28.43          2,422,483            27.45
   38 to 54        1,917,770             9.28                 39.33                 --               --
 -----------      ----------             ----              --------          ---------         --------
 $  5 to 54       10,451,145             6.93              $  26.32          4,686,562         $  22.71
                  ==========                                                 =========

     Between 1991 and 1994, certain officers were granted limited stock appreciation rights ("LSARs") in conjunction with their options for those years. If a change in control of UNUM Corporation, as defined in the plans, should occur, the option holder can exercise the LSAR. An LSAR is meant to compensate an officer if the associated options lose value due to a change in control by allowing the officer to receive payment for the difference between the option exercise price and the highest price paid per share in connection with the change in control. As an underlying stock option is exercised, the LSARs are automatically canceled. At December 31, 1997, 1996 and 1995, there were 557,800 LSARs, 796,600 LSARs and 961,650 LSARs outstanding, respectively.

                                               UNUM Corporation and Subsidiaries


Preferred Stock Purchase Rights

     UNUM adopted a Shareholder Rights Plan on March 13, 1992. Under the Plan, each Right, under specific circumstances, entitles the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $150. The Rights become exercisable at a specified time after
(1) a person or group acquires 10% or more of UNUM Corporation common stock or
(2) a tender or exchange offer for 10% or more of UNUM Corporation common stock. The Rights expire at the close of business on March 13, 2002, unless earlier redeemed by the Company under certain circumstances at a price of $0.01 per Right.


NOTE 11. DIVIDEND RESTRICTIONS

     UNUM is subject to various state insurance regulatory restrictions that limit the maximum amount of dividends available from its United States domiciled insurance subsidiaries without prior approval. The amount available under current law for payment of dividends during 1998 to UNUM Corporation from all U.S. domiciled insurance subsidiaries without state insurance regulatory approval is approximately $210 million. Dividends in excess of this amount may only be paid with state insurance regulatory approval. The aggregate statutory capital and surplus of the United States domiciled insurance subsidiaries of UNUM Corporation was approximately $1,186 million and $1,205 million, at December 31, 1997, and 1996, respectively. The aggregate statutory net operating income, which excludes realized investment gains and losses net of tax, of UNUM Corporation's United States domiciled insurance subsidiaries was approximately $227 million, $167 million and $143 million for 1997, 1996 and 1995, respectively. State insurance regulatory authorities prescribe statutory accounting practices that differ in certain respects from generally accepted accounting principles. The significant differences relate to deferred acquisition costs, deferred income taxes, non-admitted asset balances, required investment risk reserves and reserve calculation assumptions. UNUM Corporation also has the ability to draw a dividend from its United Kingdom based affiliate, UNUM Limited.


NOTE 12. INCOME TAXES

     A reconciliation of income taxes computed by applying the federal income tax rate to income before income taxes and the consolidated income tax expense charged to operations follows:


                                                            Year Ended December 31,
                                                    ---------------------------------------
(Dollars in millions)                                   1997          1996          1995
-------------------------------------------------   -----------   -----------   -----------
   Tax at federal statutory rate of 35% .........    $  187.7      $  119.6      $  133.7
   Tax-exempt income ............................       (20.3)        (18.8)        (30.0)
   Other ........................................        (1.3)          2.8          (2.9)
                                                     --------      --------      --------
   Income taxes .................................    $  166.1      $  103.6      $  100.8
                                                     ========      ========      ========

     Deferred income tax liabilities and assets consist of the following:


                                                        December 31,
                                                  -------------------------
(Dollars in millions)                                 1997          1996
-----------------------------------------------   -----------   -----------
   Deferred tax liabilities:
    Deferred policy acquisition costs .........    $  239.4      $  210.7
    Policy reserve adjustments ................       118.0         106.5
    Net unrealized gains ......................       144.0         101.7
    Value of business acquired ................        23.2          19.8
    Invested assets ...........................        12.0           9.6
    Other .....................................        12.2          11.0
                                                   --------      --------
     Gross deferred tax liabilities ...........       548.8         459.3
                                                   --------      --------
   Deferred tax assets:
    Net realized losses .......................    $    6.9      $   17.4
    Postretirement benefits ...................        26.6          26.7
    Deferred gains ............................         2.2          28.5
    Accrued liabilities .......................        13.3          27.0
    Other .....................................        10.6          27.9
                                                   --------      --------
     Gross deferred tax assets ................        59.6         127.5
   Less valuation allowance ...................         7.0          10.0
                                                   --------      --------
     Net deferred tax assets ..................        52.6         117.5
                                                   --------      --------
   Net deferred tax liability .................    $  496.2      $  341.8
                                                   ========      ========

     UNUM has not provided for a deferred tax liability of approximately $11 million that arose prior to 1984, which related to the policyholders' surplus accounts of UNUM's life insurance subsidiaries, as management believes the conditions under which such taxes would be paid to be remote.

     UNUM's Consolidated Statements of Income for 1997, 1996 and 1995, included the following amounts of foreign income and related income tax expense:


                                        Year Ended December 31,
                                  ------------------------------------
(Dollars in millions)                1997         1996         1995
-------------------------------   ----------   ----------   ----------
   Foreign income .............    $  46.7      $  27.4       $ (1.2)
                                   =======      =======       ======
   Income tax expense (credit):
   Current ....................    $  23.3      $  10.4       $  1.4
   Deferred ...................       (7.6)         1.8         (0.2)
                                   -------      -------       ------
   Total ......................    $  15.7      $  12.2       $  1.2
                                   =======      =======       ======

     UNUM subsidiaries had operating loss carryforwards totaling $5.3 million as of December 31, 1997. The operating loss carryforwards will expire, if not utilized, in 1999 through 2003.


NOTE 13. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                                               UNUM Corporation and Subsidiaries


     The following table summarizes the carrying amounts and fair values of UNUM's financial instruments at December 31, 1997, and 1996:

                                                                   1997                            1996
                                                       -----------------------------   -----------------------------
                                                          Carrying          Fair          Carrying          Fair
(Dollars in millions)                                      Amount          Value           Amount          Value
----------------------------------------------------   -------------   -------------   -------------   -------------
   Financial assets:
    Fixed maturities available for sale ............    $  7,310.9      $  7,310.9      $  6,942.7      $  6,942.7
    Equity securities available for sale ...........          30.7            30.7            31.3            31.3
    Mortgage loans .................................       1,131.0         1,243.7         1,132.1         1,213.4
    Policy loans ...................................         128.5           128.5           232.9           232.9
    Short-term investments .........................          99.7            99.7           123.4           123.4
    Cash ...........................................          47.9            47.9            77.0            77.0
    Accrued investment income ......................         160.3           160.3           166.1           166.1
    Deposit assets .................................         688.3           688.3         2,846.6         2,846.6
   Financial liabilities:
    Other policyholder funds:
     Investment-type insurance contracts:
       With defined maturities .....................    $    141.6      $    159.3      $    191.0      $    216.0
       With no defined maturities ..................         332.0           328.0         2,901.0         2,839.0
     Individual annuities and
      supplementary contracts not
      involving life contingencies .................          67.1            67.1            76.2            76.2
    Notes payable ..................................         635.8           656.0           526.9           542.5

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

NOTE 14. DERIVATIVE FINANCIAL INSTRUMENTS

     UNUM periodically uses options, futures, forward exchange contracts and interest rate swaps, which are common derivative financial instruments, to hedge certain risks associated with anticipated purchases and sales of investments, anticipated debt issuance and certain payments denominated in foreign currencies, primarily British pounds sterling, Canadian dollars and Japanese yen. These derivative financial instruments are used to protect UNUM from the effect of market fluctuations in interest and exchange rates between the contract date and the date on which the hedged transaction occurs. Additionally, UNUM uses swap agreements to convert foreign currency based debt instruments to U.S. dollars and to convert variable rate debt to a fixed rate.

     In using these instruments, UNUM is subject to the off-balance-sheet credit risk that the counterparties of the transactions will fail to perform as contracted. UNUM manages this risk by only entering into contracts with highly rated institutions and listed exchanges. UNUM does not hold or issue derivative financial instruments for the purpose of trading.

     Historically, all positions UNUM has taken in derivative contracts have qualified for hedge accounting in accordance with the criteria established by FAS 52, "Foreign Currency Translation," and FAS 80, "Accounting for Futures Contracts." Upon entering a derivative contract, UNUM uses this criteria to evaluate the correlation of risk protection provided by a derivative contract to the risk created by market fluctuations to ensure hedge accounting is appropriate for the contract. Accordingly, gains or losses related to qualifying hedges of firm commitments or anticipated transactions involving investment purchases and debt issuance are deferred and recognized as an adjustment to the carrying amount of the underlying asset or liability when the hedged transaction occurs. Gains or losses related to qualifying hedges of anticipated transactions involving the sale of investments are deferred and recognized in income when the hedged transaction occurs. No gains or losses related to qualifying hedges of anticipated transactions involving payments denominated in foreign currencies are recorded if the hedged transaction is likely to occur.

     The amount of any deferred gains or losses on outstanding interest rate futures contracts, which require daily cash settlement, are included in fixed maturities in UNUM's Consolidated Balance Sheet. The fair values of any outstanding forward exchange rate contracts, options and swap agreements, which do not require daily cash settlement, are not recognized in UNUM's Consolidated Balance Sheet.

     Any resulting gains or losses from early termination of a derivative designated as a hedge are deferred and recognized in income or as an adjustment of the carrying amount of the underlying asset or liability when the hedged transaction occurs. Any gains or losses that result when the designated item is extinguished, such as maturity, sale, or termination, or when the hedged transaction is no longer likely to occur, are included in income in the period in which the extinguishment takes place or it is known that the hedged anticipated transaction will not occur.

     On December 4, 1997, UNUM borrowed 100 million pounds sterling ($168.3 million) through a private placement with an investor in the United Kingdom (see
Note 8 "Notes Payable"). Upon issuance of the 100 million pounds sterling borrowing, UNUM entered into currency and interest rate swap agreements that converted the principal amount to U.S. dollars and the interest obligation on the debt from a pound sterling based fixed rate to a U.S. dollar fixed rate. No gains or losses on the swap agreements, which qualify for hedge accounting, are recorded while the related debt is outstanding. These swap agreements expire in December 2007 and have notional amounts that equal the principal amount of the loan.

     Other than the swap agreements discussed previously, UNUM had no other open derivative financial instruments at December 31, 1997. UNUM had open interest rate futures contracts at December 31, 1996, with notional amounts of $178.2 million to hedge anticipated sales of investments in 1997. These futures contracts had a related net unrealized gain of $1.6 million.


NOTE 15. LITIGATION

     In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at December 31, 1997. In some instances, these proceedings include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion

                                               UNUM Corporation and Subsidiaries


of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position, operating results or liquidity of UNUM.

     On December 29, 1993, UNUM filed a suit in the United States District Court for the District of Maine, seeking a federal income tax refund. The suit was based on a claim for a deduction in certain prior tax years for $652 million in cash and stock distributed to policyholders in connection with the 1986 conversion of Union Mutual Life Insurance Company to a stock company. UNUM has fully paid, and provided for in prior years' financial statements, the tax at issue in this litigation. On May 23, 1996, the District Court issued its decision that the distribution in question was not a deductible expenditure. On December 2, 1997, the United States Court of Appeals affirmed the decision of the District Court denying UNUM's claim for refund. UNUM is currently considering whether to request that the United States Supreme Court review the decision of the United States Court of Appeals.


NOTE 16. SEGMENT INFORMATION

     UNUM's markets for its insurance products are the United States, its principal market, Canada, the United Kingdom, the Pacific Rim and Argentina. Through its affiliates, UNUM is the leading provider of group long term disability insurance, its principal product, in the United States and the United Kingdom. Products are marketed through sales personnel, independent contractors and brokers, and specialty agents. UNUM targets sales of its disability products to executive, administrative and management personnel, and other professionals such as educators, consultants, health care providers, accountants and engineers.

     The Disability Insurance segment includes disability products offered in North America, the United Kingdom and Japan including: group long term disability, group short term disability, individual disability, disability reinsurance operations and long term care insurance. The Special Risk Insurance segment includes group life, special risk accident insurance, non-disability reinsurance operations, reinsurance underwriting management operations and other special risk insurance products. The Colonial Products segment includes Colonial Life & Accident Insurance Company and subsidiaries, which offer, primarily through payroll deduction, accident and sickness, disability, cancer and life insurance products to employees at their worksites. The Retirement Products segment includes products no longer actively marketed by UNUM including: tax-sheltered annuities, guaranteed investment contracts, deposit administration accounts, 401(k) plans, individual life and group medical products. Corporate includes transactions that are generally non-insurance related.

     Investment income and net realized investment gains and losses are allocated to the segments based on designation of ownership of assets identified to the products in each segment. Operating expenses are allocated to the segments based on direct association with a product whenever possible. If the expense cannot be readily associated with a particular product, the costs are allocated based on ratios of the relative time spent, extent of usage or varying volume of work performed for each segment.

     Summarized financial information for the four business segments and Corporate is as follows:


                                                       Year Ended December 31,
                                            ---------------------------------------------
(Dollars in millions)                            1997            1996            1995
-----------------------------------------   -------------   -------------   -------------
   Revenues:
    Disability Insurance ................    $  2,350.6      $  2,386.2      $  2,472.8
    Special Risk Insurance ..............         947.0           811.9           750.7
    Colonial Products ...................         588.4           545.5           527.3
    Retirement Products .................         184.7           283.0           357.8
    Corporate ...........................           6.0            16.1            14.3
                                             ----------      ----------      ----------
     Total revenues .....................    $  4,076.7      $  4,042.7      $  4,122.9
                                             ==========      ==========      ==========
   Income (loss) before income taxes:
    Disability Insurance ................    $    312.7      $    215.3      $    217.0
    Special Risk Insurance ..............         101.3            79.2            60.3
    Colonial Products ...................          98.8            92.4            87.7
    Retirement Products .................          76.2             1.4            45.5
    Corporate ...........................         (52.6)          (46.7)          (28.6)
                                             ----------      ----------      ----------
     Income before income taxes .........         536.4           341.6           381.9
   Income taxes .........................         166.1           103.6           100.8
                                             ----------      ----------      ----------
     Net income .........................    $    370.3      $    238.0      $    281.1
                                             ==========      ==========      ==========


                                                                  December 31,
                                                          -----------------------------
(Dollars in millions)                                          1997            1996
-------------------------------------------------------   -------------   -------------
   Identifiable Assets:
    Disability Insurance ..............................    $  8,546.6      $  7,846.8
    Special Risk Insurance ............................       1,581.8         1,297.1
    Colonial Products .................................       1,334.7         1,094.1
    Retirement Products ...............................       1,115.9         4,478.8
    Corporate .........................................         254.0           396.7
    Individual Participating Life and Annuity .........         367.3           354.0
                                                           ----------      ----------
     Total assets .....................................    $ 13,200.3      $ 15,467.5
                                                           ==========      ==========

                                               UNUM Corporation and Subsidiaries


NOTE 17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for 1997 and 1996:


                                                                                1997
                                                        -----------------------------------------------------
(Dollars in millions, except per common share data)         4th           3rd           2nd           1st
-----------------------------------------------------   -----------   -----------   -----------   -----------
   Premiums .........................................    $  840.2      $  813.5      $  768.7      $  766.3
   Investment income ................................       164.7         163.5         164.9         164.8
   Net realized investment gains (losses) ...........        (1.1)          2.7          (3.0)         (2.2)
   Benefits to policyholders ........................       625.8         617.0         573.9         578.6
   Net income .......................................        76.2          91.5          87.6         115.0
   Basic net income per common share ................        0.55          0.66          0.63          0.81
   Diluted net income per common share ..............        0.54          0.64          0.62          0.79


                                                                              1996
                                                      -----------------------------------------------------
                                                          4th           3rd           2nd           1st
                                                      -----------   -----------   -----------   -----------
   Premiums .......................................    $  793.8      $  796.2      $  762.3      $  768.1
   Investment income ..............................       172.6         207.7         212.2         209.7
   Net realized investment gains (losses) .........         1.4           1.6          (3.1)          3.5
   Benefits to policyholders ......................       573.1         605.2         563.5         582.9
   Net income .....................................        48.0          44.0          73.9          72.1
   Basic net income per common share ..............        0.33          0.30          0.50          0.49
   Diluted net income per common share ............        0.33          0.30          0.50          0.49

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


                                   PART III


Item 10--Directors and Executive Officers of the Registrant

A. Directors of the Registrant

     The information under the caption "Election of Directors" included in UNUM's proxy statement for the Annual Meeting of Shareholders on May 8, 1998, is incorporated by reference.


B. Executive Officers of the Registrant The executive officers of UNUM are as follows:


                              Age (as of                                       An Officer
Name                       March 10, 1998)       Position held with UNUM         Since
-----------------------   -----------------   -----------------------------   -----------
   James F. Orr III              55           Chairman, President and            1986
                                               Chief Executive Officer
   Robert E. Broatch             49           Senior Vice President              1996
                                               and Chief Financial Officer
   Thomas G. Brown               53           Executive Vice President           1992
   Robert W. Crispin             51           Executive Vice President           1995
   Peter J. Moynihan             54           Senior Vice President              1979
   Kevin P. O'Connell            52           Executive Vice President           1987
   Elaine D. Rosen*              45           President, UNUM America            1983
   Robert E. Staton*             51           President, Colonial                1993

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

     Mr. Broatch was elected Senior Vice President of UNUM in May 1996. In addition, he was elected as Chief Financial Officer in September 1997. Prior to joining UNUM in 1996, Mr. Broatch served as Senior Vice President of Finance at Aetna Life & Casualty Company from 1993 until May 1996.

     Mr. Brown was elected Executive Vice President of UNUM in January 1995. In addition, he served as Chairman of the Board and Chief Executive Officer of Duncanson & Holt, Inc. ("D&H") from 1987 until September 1997. Additionally, he served as President of D&H from 1987 until May 1996. D&H became a wholly-owned subsidiary of UNUM in July 1992.

     Mr. Crispin was elected Executive Vice President of UNUM in January 1995. In addition he served as Chief Financial Officer from August 1995 until September 1997. Prior to joining UNUM in 1995, Mr. Crispin served as Vice Chairman and Chief Investment Officer of The Travelers Insurance Companies from July 1991 to January 1995.

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

                                               UNUM Corporation and Subsidiaries


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

Item 11--Executive Compensation

     The information under the captions "Compensation of Directors", "Board Compensation Report on Executive Compensation", and "Executive Compensation" included in UNUM's proxy statement for the Annual Meeting of Shareholders on May 8, 1998, is incorporated by reference.

Item 12--Security Ownership of Certain Beneficial Owners and Management

     The information under the caption "Security Ownership" included in UNUM's proxy statement for the Annual Meeting of Shareholders on May 8, 1998, is incorporated by reference.

Item 13--Certain Relationships and Related Transactions

     The information under the captions "Executive Compensation" and "Other Agreements and Transactions" included in UNUM's proxy statement for the Annual Meeting of Shareholders on May 8, 1998, is incorporated by reference.

                                    PART IV

Item 14--Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) Index of documents filed as part of this report:

     1. The following Consolidated Financial Statements of UNUM Corporation and subsidiaries are included in Item 8.

                                                                           Page
                                                                           -----
       Report of Independent Accountants .......................             30
       Consolidated Statements of Income for the Years Ended
         December 31, 1997, 1996 and 1995 ......................             31
       Consolidated Balance Sheets as of December 31, 1997,
         and 1996 ..............................................             32
       Consolidated Statements of Stockholders' Equity for the
         Years Ended December 31, 1997, 1996 and 1995 ..........             33
       Consolidated Statements of Cash Flows for the Years
         Ended December 31, 1997, 1996 and 1995 ................             34
       Notes to Consolidated Financial Statements ..............             36


     2. Financial Statement Schedules

       II Condensed Financial Information of UNUM Corporation (Registrant)   64
       III Supplementary Insurance Information                               68
       IV Reinsurance                                                        69


     3. Exhibits. See Index to Exhibits on page 70 of this report.

   (b) Reports on Form 8-K:

       No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1997.

     Schedules and exhibits required by Article 7 of Regulation S-X other than those listed are omitted because they are not required, are not applicable, or equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Portland, State of Maine, on March 10, 1998.

                                       UNUM Corporation

                                       By /s/ James F. Orr III
                                       ----------------------------------------
                                          James F. Orr III (Chairman, President
                                          and Chief Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                   Name                                             Title                    Date
---------------------------------------------         ----------------------------   ---------------
           /s/ James F. Orr III                        Chairman, President and
-------------------------------------                  Chief Executive Officer        March 10, 1998
          (James F. Orr III)

          /s/ Robert E. Broatch                        Senior Vice President
-------------------------------------                  and Chief Financial Officer    March 10, 1998
          (Robert E. Broatch)

          /s/ John M. Lang, Jr.                        Vice President and
-------------------------------------                  Corporate Controller           March 10, 1998
          (John M. Lang, Jr.)

                   *
-------------------------------------                  Director                       March 10, 1998
          (Gayle O. Averyt)

                   *
-------------------------------------                  Director                       March 10, 1998
         (Robert E. Dillon, Jr.)

                   *
-------------------------------------                  Director                       March 10, 1998
         (Gwain H. Gillespie)

                   *
-------------------------------------                  Director                       March 10, 1998
         (Ronald E. Goldsberry)

                   *
-------------------------------------                  Director                       March 10, 1998
         (Donald W. Harward)

                   *
-------------------------------------                  Director                       March 10, 1998
          (George J. Mitchell)


-------------------------------------                  Director                       March 10, 1998
        (Cynthia A. Montgomery)

                   *
-------------------------------------                  Director                       March 10, 1998
         (James L. Moody, Jr.)

                   *
-------------------------------------                  Director                       March 10, 1998
          (Lawrence R. Pugh)

                   *
-------------------------------------                  Director                       March 10, 1998
          (Lois Dickson Rice)

                   *
-------------------------------------                  Director                       March 10, 1998
           (John W. Rowe)

           /s/ Kevin J. Tierney
-------------------------------------
*(Kevin J. Tierney, as Attorney-in-fact
   for each of the persons indicated)
(Senior Vice President, General Counsel & Secretary)

                       UNUM CORPORATION (Parent Company)
           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                              STATEMENTS OF INCOME


                                                                    Year Ended December 31,
                                                             --------------------------------------
(Dollars in millions)                                            1997          1996         1995
----------------------------------------------------------   -----------   -----------   ----------
   Revenues
    Dividends from subsidiaries* .........................    $  462.4      $  259.7      $  23.6
    Investment income ....................................         0.1           0.3          0.4
    Interest income on loans to subsidiaries* ............         2.6           2.5          5.5
    Fees and other income ................................         0.1            --          0.3
                                                              --------      --------      -------
     Total revenues ......................................       465.2         262.5         29.8
   Expenses
    Operating expenses ...................................         8.3           4.7          2.3
    Interest expense .....................................        41.7          40.7         37.2
    Interest expense on loans from subsidiaries* .........         2.5           0.1          3.9
                                                              --------      --------      -------
     Total expenses ......................................        52.5          45.5         43.4
                                                              --------      --------      -------
   Income (loss) before income taxes .....................       412.7         217.0        (13.6)
   Income tax benefit ....................................        17.3          15.1         13.1
                                                              --------      --------      -------
   Income (loss) before equity in undistributed net
    income (loss) of subsidiaries ........................       430.0         232.1         (0.5)
   Equity in undistributed net income (loss) of
    subsidiaries* ........................................       (59.7)          5.9        281.6
                                                              --------      --------      -------
   Net income ............................................    $  370.3      $  238.0      $ 281.1
                                                              ========      ========      =======

--------
*Eliminated in consolidation


                   See note to condensed financial statements.

                       UNUM CORPORATION (Parent Company)
           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                                 BALANCE SHEETS


                                                                           December 31,
                                                                   -----------------------------
(Dollars in millions)                                                   1997            1996
----------------------------------------------------------------   -------------   -------------
   Assets
    Investments
     Investment in subsidiaries* ...............................    $  3,085.2      $  2,749.8
     Short-term investments ....................................           2.1             0.6
                                                                    ----------      ----------
      Total investments ........................................       3,087.3         2,750.4
    Amounts receivable from subsidiaries, net* .................          16.2            15.0
    Notes receivable from subsidiary* ..........................          35.7            32.5
    Property and equipment, net ................................          28.8            22.3
                                                                    ----------      ----------
      Total assets .............................................    $  3,168.0      $  2,820.2
                                                                    ==========      ==========
   Liabilities and Stockholders' Equity
    Liabilities
     Notes payable .............................................    $    467.5      $    526.9
     Notes payable to subsidiary* ..............................         245.8              --
     Income taxes ..............................................           8.3            16.5
     Other liabilities .........................................          11.6            13.7
                                                                    ----------      ----------
      Total liabilities ........................................         733.2           557.1
   Stockholders' Equity
    Preferred stock, par value $0.10 per share, authorized
     10,000,000 shares, none issued
    Common stock, par value $0.10 per share, authorized
     240,000,000 shares, issued 199,975,916 ....................          20.0            10.0
    Additional paid-in capital .................................       1,086.0         1,077.2
    Unrealized gains, net ......................................         248.4           108.5
    Unrealized foreign currency translation adjustment .........         (16.0)           (1.2)
    Retained earnings (including undistributed earnings of
     subsidiaries of $1,342.1 million and $1,401.8 million in
     1997 and 1996, respectively) ..............................       2,162.5         1,871.4
                                                                    ----------      ----------
                                                                       3,500.9         3,065.9
   Less:
    Treasury stock, at cost (1997--61,703,924 shares;
     1996--56,331,188 shares) ..................................       1,050.3           792.2
    Restricted stock deferred compensation .....................          15.8            10.6
                                                                    ----------      ----------
     Total stockholders' equity ................................       2,434.8         2,263.1
                                                                    ----------      ----------
     Total liabilities and stockholders' equity ................    $  3,168.0      $  2,820.2
                                                                    ==========      ==========

--------
*Eliminated in consolidation


                   See note to condensed financial statements.

                       UNUM CORPORATION (Parent Company)
           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                            STATEMENTS OF CASH FLOWS


                                                                     Year Ended December 31,
                                                             ---------------------------------------
(Dollars in millions)                                            1997          1996          1995
----------------------------------------------------------   -----------   -----------   -----------
   Operating activities:
    Net income ...........................................    $  370.3      $  238.0      $  281.1
    Adjustments to reconcile net income to net cash
     provided by operating activities:
    Increase (decrease) in income tax liability ..........        (8.2)         11.7           2.1
    (Increase) decrease in amounts due to/from
     subsidiaries* .......................................        (1.2)         (8.4)         11.8
    Other ................................................        11.3          16.1          (3.1)
    Equity in undistributed net income of subsidiaries*         (104.1)         (5.9)       (281.6)
                                                              --------      --------      --------
     Net cash provided by operating activities ...........       268.1         251.5          10.3
                                                              --------      --------      --------
   Investing activities:
    Investment in subsidiaries, net* .....................      (107.8)        (13.1)         (1.1)
    Issuance of notes receivable from subsidiaries* ......        (3.2)        (32.5)       (100.0)
    Repayment of notes receivable from subsidiaries* .....          --          50.0          50.0
    Net increase in short-term investments ...............        (1.5)           --          (0.1)
    Net additions to property and equipment ..............       (10.7)         (8.6)         (5.4)
                                                              --------      --------      --------
     Net cash used in investing activities ...............      (123.2)         (4.2)        (56.6)
                                                              --------      --------      --------
   Financing activities:
    Dividends to stockholders ............................       (79.2)        (79.8)        (75.1)
    Treasury stock acquired ..............................      (285.2)       (119.1)           --
    Proceeds from notes payable ..........................          --            --         291.5
    Repayment of notes payable ...........................       (48.5)        (15.0)           --
    Net decrease in short-term debt ......................       (10.6)        (42.3)       (135.1)
    Proceeds from notes payable to subsidiaries* .........       245.8            --            --
    Repayment of notes payable to subsidiaries* ..........          --         (10.0)        (50.0)
    Other ................................................        32.8          18.9          13.0
                                                              --------      --------      --------
     Net cash provided by (used in) financing
      activities .........................................      (144.9)       (247.3)         44.3
                                                              --------      --------      --------
   Net decrease in cash ..................................          --            --          (2.0)
   Cash at beginning of year .............................          --            --           2.0
                                                              --------      --------      --------
   Cash at end of year ...................................    $     --      $     --      $     --
                                                              ========      ========      ========
   Supplemental disclosures of cash flow information:
    Cash paid (received) during the year for:
     Income taxes ........................................    $  (10.6)     $  (25.8)     $  (15.1)
     Interest ............................................    $   43.3      $   40.8      $   36.2
     Interest to subsidiaries* ...........................    $     --      $    0.2      $    4.0

   Supplemental disclosure of noncash operating and investing activities:
     During 1997, UNUM Corporation received a $168.3 note receivable in satisfaction of a dividend payment from one affiliate, which was immediately contributed to another affiliate.

--------
* Eliminated in consolidation


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

                       UNUM CORPORATION AND SUBSIDIARIES
               SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION
                              (Dollars in millions)

                                                    (1)(2)
                                                Future policy
                                    Deferred    benefits, and
                                     policy     unpaid claims       (3)
                                  acquisition     and claim       Premium
Segment                              costs         expenses       revenue
-------------------------------- ------------- --------------- -------------
Year Ended December 31, 1997
 Disability Insurance ..........  $   526.7      $  5,977.4     $  1,882.6
 Special Risk Insurance ........      154.7           761.5          878.6
 Colonial Products .............      302.1           458.6          530.8
 Retirement Products ...........         --           615.5          130.3
 Corporate .....................         --              --            0.1
                                  ---------      ----------     ----------
  Total ........................  $   983.5      $  7,813.0     $  3,422.4
                                  =========      ==========     ==========
Year Ended December 31, 1996
 Disability Insurance ..........  $   443.1      $  5,526.0     $  1,917.7
 Special Risk Insurance ........      125.6           615.0          755.4
 Colonial Products .............      274.6           410.8          498.2
 Retirement Products ...........        0.9           618.6           65.8
 Corporate .....................         --              --             --
                                  ---------      ----------     ----------
  Total ........................  $   844.2      $  7,170.4     $  3,237.1
                                  =========      ==========     ==========
Year Ended December 31, 1995
 Disability Insurance ..........  $   758.3      $  5,130.6     $  1,879.9
 Special Risk Insurance ........       99.8           476.5          702.3
 Colonial Products .............      250.5           372.0          475.1
 Retirement Products ...........       33.7           596.0           34.1
 Corporate .....................         --              --            0.1
                                  ---------      ----------     ----------
  Total ........................  $ 1,142.3      $  6,575.1     $  3,091.5
                                  =========      ==========     ==========


                                                               Amortization
                                    (4)(5)      Benefits to    of deferred      (5)
                                      Net      policyholders      policy       Other         (6)
                                  investment    and interest   acquisition   operating     Premiums
Segment                             income        credited        costs       expenses     written
-------------------------------- ------------ --------------- ------------- ----------- -------------
Year Ended December 31, 1997
 Disability Insurance ..........  $   468.0     $  1,503.9       $  52.1     $  481.9    $  1,828.5
 Special Risk Insurance ........       68.4          600.4          65.8        179.5         236.2
 Colonial Products .............       57.6          271.8          80.7        137.1         467.2
 Retirement Products ...........       54.4          102.7           0.1          5.7           2.5
 Corporate .....................        5.9             --            --         58.6            --
                                  ---------     ----------       -------     --------    ----------
  Total ........................  $   654.3     $  2,478.8       $ 198.7     $  862.8    $  2,534.4
                                  =========     ==========       =======     ========    ==========
Year Ended December 31, 1996
 Disability Insurance ..........  $   468.5     $  1,514.9       $  99.0     $  557.0    $  1,893.0
 Special Risk Insurance ........       56.5          506.5          42.4        183.8         220.1
 Colonial Products .............       47.3          246.8          72.5        133.8         446.5
 Retirement Products ...........      217.2          257.1            --         24.5          15.0
 Corporate .....................       16.1             --            --         62.8            --
                                  ---------     ----------       -------     --------    ----------
  Total ........................  $   805.6     $  2,525.3       $ 213.9     $  961.9    $  2,574.6
                                  =========     ==========       =======     ========    ==========
Year Ended December 31, 1995
 Disability Insurance ..........  $   592.9     $  1,711.2       $  90.6     $  454.0    $  1,853.2
 Special Risk Insurance ........       48.4          492.3          35.5        162.6         223.6
 Colonial Products .............       52.2          241.6          66.7        131.3         417.5
 Retirement Products ...........      323.7          275.3           0.8         36.2          23.3
 Corporate .....................       14.2             --            --         42.9            --
                                  ---------     ----------       -------     --------    ----------
  Total ........................  $ 1,031.4     $  2,720.4       $ 193.6     $  827.0    $  2,517.6
                                  =========     ==========       =======     ========    ==========

   (1) Excludes other policyholder funds, as follows:

                                                      December 31,
                                        ----------------------------------------
Segment                                     1997           1996          1995
-------------------------------------   ------------   -----------   -----------
     Disability Insurance ...........    $     2.4     $     5.9     $     3.1
     Special Risk Insurance .........         15.4          12.7          14.6
     Colonial Products ..............        258.1         156.6         128.0
     Retirement Products ............        729.0       3,358.4       3,694.6
                                         ---------     ---------     ---------
     Total ..........................    $ 1,004.9     $ 3,533.6     $ 3,840.3
                                         =========     =========     =========

   (2) Includes unearned premiums, other policy claims and benefits payable.

   (3) Includes fees and other income (expense).

   (4) Includes investment income (expense) and net realized investment gains (losses).

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

                        UNUM CORPORATION AND SUBSIDIARIES
                            SCHEDULE IV--REINSURANCE


                                                                                                                Percentage
                                                                      Ceded to       Assumed                    of amount
                                                        Gross           other      from other        Net         assumed
(Dollars in millions)                                   Amount        companies     companies       Amount        to net
-------------------------------------------------- --------------- -------------- ------------ --------------- -----------
   Year Ended December 31, 1997
   Life insurance inforce ........................  $  260,014.8    $  16,036.5    $  2,069.7   $  246,048.0        0.8%
                                                    ============    ===========    ==========   ============       ====
   Premiums
    Life insurance and individual annuities ......  $      650.7    $      33.9    $      9.0   $      625.8        1.4%
    Accident and health insurance ................       2,656.7          368.9         272.6        2,560.4       10.6%
    Group annuities ..............................           2.5             --            --            2.5         --
                                                    ------------    -----------    ----------   ------------
     Total premiums ..............................  $    3,309.9    $     402.8    $    281.6   $    3,188.7
                                                    ============    ===========    ==========   ============
   Year Ended December 31, 1996
    Life insurance inforce .......................  $  199,019.2    $  11,476.5    $       --   $  187,542.7         --
                                                    ============    ===========    ==========   ============       ====
   Premiums
    Life insurance and individual annuities ......  $      552.0    $      28.6    $       --   $      523.4         --
    Accident and health insurance ................       2,406.9           77.8         252.9        2,582.0        9.8%
    Group annuities ..............................          15.0             --            --           15.0         --
                                                    ------------    -----------    ----------   ------------
     Total premiums ..............................  $    2,973.9    $     106.4    $    252.9   $    3,120.4
                                                    ============    ===========    ==========   ============
   Year Ended December 31, 1995
    Life insurance inforce .......................  $  164,478.4    $   4,119.5    $       --   $  160,358.9         --
                                                    ============    ===========    ==========   ============       ====
   Premiums
    Life insurance and individual annuities ......  $      571.4    $      19.3    $      2.0   $      554.1        0.4%
    Accident and health insurance ................       2,248.4           46.9         239.5        2,441.0        9.8%
    Group annuities ..............................          23.1             --            --           23.1         --
                                                    ------------    -----------    ----------   ------------
     Total premiums ..............................  $    2,842.9    $      66.2    $    241.5   $    3,018.2
                                                    ============    ===========    ==========   ============

                        UNUM CORPORATION AND SUBSIDIARIES

                               INDEX TO EXHIBITS


Number             Description                                      Method of Filing
-------- ------------------------------   --------------------------------------------------------------------
3.1      Certificate of Incorporation     Filed herewith.
         of UNUM Corporation, as
         amended

3.2      By-Laws of UNUM                  Filed as Exhibit 3.2 to the Registrant's Annual Report on Form
         Corporation                      10-K dated March 25, 1997, and incorporated herein by reference.

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

10.2     Incentive Compensation Plan      Filed as Exhibit 3.2 to the Registrant's Annual Report on Form
         for Designated Executive         10-K dated March 25, 1997, and incorporated herein by reference.
         Officers

10.3     1987 Executive Stock             Filed as Exhibit 10.3 to the Registrant's Annual Report on Form
         Option Plan                      10-K dated March 27, 1996, and incorporated herein by reference.

10.4     1990 Long-Term Stock             Filed herewith.
         Incentive Plan

10.5     1996 Long-Term Stock             Filed herewith.
         Incentive Plan

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

10.9     (a) Employment Letter            Filed as Exhibit 10.10 to the Registrant's Annual Report on Form
                                          10-K dated March 27, 1996, and incorporated herein by reference.
         (b) Employment Letter            Filed herewith.

10.10    $500 Million Revolving           Filed as Exhibit 10.9 to the Registrant's Annual Report on Form
         Credit Agreement                 10-K dated March 24, 1995, and incorporated herein by reference.

10.11    Non-Qualified 401(k) Plan        Filed as Exhibit 3.2 to the Registrant's Annual Report on Form
                                          10-K dated March 25, 1997, and incorporated herein by reference.

12       Computation of Ratio of          Filed herewith.
         Earnings to Fixed Charges

21       Subsidiaries of UNUM             Filed herewith.
         Corporation

23       Consent of Independent           Filed herewith.
         Accountants

24       Power of Attorney                Filed herewith.

27       Financial Data Schedule          Filed herewith.
