Form 10-Q
period 1998-03-31
UNUM CORP
filed 1998-05-08
CIK 795581

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                       OR
         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM              TO

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

                     CLASS                 OUTSTANDING AT MARCH 31, 1998
COMMON STOCK, $0.10 PAR VALUE                       138,265,956 SHARES

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q

INDEX
                                                                    Page


Part I.  Financial Information

      Item 1.  Financial Statements

             Consolidated Statements of Income - Three Months Ended
               March 31, 1998, and 1997 (Unaudited)                    3

             Consolidated Balance Sheets as of March 31, 1998,         4
               (Unaudited) and December 31, 1997

             Consolidated Statements of Cash Flows - Three Months      5
               Ended March 31, 1998, and 1997 (Unaudited)

             Consolidated Statements of Comprehensive Income - Three   6
               Months Ended March 31, 1998, and 1997 (Unaudited)

             Notes to Consolidated Financial Statements (Unaudited)    7

             Independent Accountant's Review Report                   10

      Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                   11

Part II. Other Information

      Item 6.  Exhibits and Reports on Form 8-K                       17

Signatures                                                            18

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q
C O N S O L I D A T E D   S T A T E M E N T S   O F   I N C O M E

                                                          Three Months Ended
                                                               March 31,
                                                          -------------------
(Unaudited - Dollars in millions, except per common
   share data)                                             1998         1997
-----------------------------------------------------------------------------
REVENUES
Premiums                                               $   918.4     $  782.7
Investment income                                          163.3        165.5
Net realized investment gains (losses)                       3.1         (2.2)
Fees and other income                                       36.7        113.1
-----------------------------------------------------------------------------
  Total revenues                                         1,121.5      1,059.1

BENEFITS AND EXPENSES
Benefits to policyholders                                  679.1        588.5
Interest credited                                           12.1         33.4
Operating expenses                                         221.4        185.4
Commissions                                                142.7        111.9
Increase in deferred policy acquisition costs              (79.9)       (42.0)
Interest expense                                            11.7         10.2
-----------------------------------------------------------------------------
  Total benefits and expenses                              987.1        887.4
-----------------------------------------------------------------------------
Income before income taxes                                 134.4        171.7

INCOME TAXES
Current                                                     12.5         18.6
Deferred                                                    28.4         38.1
-----------------------------------------------------------------------------
  Total income taxes                                        40.9         56.7
-----------------------------------------------------------------------------
NET INCOME                                             $    93.5    $   115.0
=============================================================================
NET INCOME PER COMMON SHARE:
   Basic                                               $    0.68   $     0.81
   Diluted                                             $    0.66   $     0.79
=============================================================================
See notes to consolidated financial statements.

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q
C O N S O L I D A T E D   B A L A N C E   S H E E T S

                                                  March 31, 1998  December 31,
(Dollars in millions)                               (Unaudited)          1998
-----------------------------------------------------------------------------
ASSETS
Investments
 Fixed maturities available for sale-at fair value
  (amortized cost: 1998-$7,045.2; 1997-$6,893.0)        $ 7,465.6  $  7,310.9
 Equity securities available for sale-at fair value
  (cost: 1998-$21.4; 1997-$21.1)                             34.2        30.7
 Mortgage loans                                           1,117.0     1,131.0
 Real estate, net                                           223.6       231.5
 Policy loans                                               127.8       128.5
 Other long-term investments                                  1.8         1.8
 Short-term investments                                     137.4       124.5
-----------------------------------------------------------------------------
   Total investments                                      9,107.4     8,958.9
Cash                                                         56.0        56.8
Accrued investment income                                   147.9       160.3
Premiums due                                                501.4       390.9
Deferred policy acquisition costs                         1,112.4     1,031.7
Property and equipment, net                                 213.7       196.2
Reinsurance receivables                                   1,493.1     1,441.2
Deposit assets                                              676.8       688.3
Other assets                                                481.8       486.2
Separate account assets                                      30.7        29.6
-----------------------------------------------------------------------------
   Total assets                                         $13,821.2   $13,440.1
=============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Future policy benefits                                   $ 2,421.8 $12,108.4
 Unpaid claims and claim expenses                           5,939.8   5,944.4
 Other policyholder funds                                     963.7   1,004.9
 Income taxes
  Current                                                      36.0      20.7
  Deferred                                                    511.6     496.2
 Notes payable                                                691.3     635.8
 Other liabilities                                            747.8     765.3
 Separate account liabilities                                  30.7      29.6
-----------------------------------------------------------------------------
   Total liabilities                                       11,342.7  11,005.3
Stockholders' equity
 Preferred stock (par value $0.10 per share, authorized
  10,000,000 shares, none issued)
 Common stock (par value $0.10 per share, authorized
  240,000,000 shares, issued 199,975,916 shares)               20.0      20.0
 Additional paid-in capital                                 1,135.1   1,123.0
 Unrealized gains, net                                        193.4     211.4
 Unrealized foreign currency translation adjustment           (12.2)    (16.0)
 Retained earnings                                          2,236.3   2,162.5
-----------------------------------------------------------------------------
                                                            3,572.6   3,500.9
 Less:
  Treasury stock, at cost (1998-61,709,960 shares;
   1997-61,703,924 shares)                                  1,074.3   1,050.3
  Restricted stock deferred compensation                       19.8      15.8
-----------------------------------------------------------------------------
   Total stockholders' equity                               2,478.5   2,434.8
-----------------------------------------------------------------------------

   Total liabilities and stockholders' equity             $13,821.2 $13,440.1
=============================================================================

See notes to consolidated financial statements.

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q
C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S
                                                          Three Months Ended
                                                              March 31,
                                                            ---------------

(Unaudited - Dollars in millions)                           1998       1997
---------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                  $  93.5  $115.0
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Increase in future policy benefits and unpaid claims and
  claim expenses                                              263.9   177.1
 Increase in amounts receivable under reinsurance agreements  (51.0)  (27.0)
 Increase in income tax liability                              38.5    51.9
 Increase in deferred policy acquisition costs                (80.1)  (41.1)
 Decrease in deposit assets                                     2.0    45.0
 Recognition of deferred gain on sale of tax-sheltered
  annuities                                                    (0.9)  (58.0)
 Other                                                        (85.5)  (36.2)
---------------------------------------------------------------------------
   Net cash provided by operating activities                  180.4   226.7
---------------------------------------------------------------------------

INVESTING ACTIVITIES:
Maturities of fixed maturities available for sale             133.5   100.1
Sales of fixed maturities available for sale                  118.8   341.3
Sales and maturities of other investments                      28.3    38.7
Purchases of fixed maturities available for sale             (383.8) (286.3)
Purchases of other investments                                (16.8)  (44.9)
Net increase in short-term investments                        (12.5) (190.4)
Net additions to property and equipment                       (25.7)  (14.5)
---------------------------------------------------------------------------
   Net cash used in investing activities                     (158.2)  (56.0)
---------------------------------------------------------------------------

FINANCING ACTIVITIES:
Deposits and interest credited to investment contracts         39.4    83.7
Maturities and withdrawals from investment contracts          (72.1) (156.7)
Dividends to stockholders                                     (19.7)  (19.7)
Treasury stock acquired                                       (36.7) (184.9)
Proceeds from notes payable                                    49.7    --
Net increase in short-term debt                                 5.8    84.4
Other                                                          10.7     9.7
---------------------------------------------------------------------------
   Net cash used in financing activities                      (22.9) (183.5)
---------------------------------------------------------------------------

Effect of exchange rate changes on cash                        (0.1)   (0.7)
---------------------------------------------------------------------------

Net decrease in cash                                           (0.8)  (13.5)
Cash at beginning of year                                      56.8    77.9
---------------------------------------------------------------------------

Cash at end of period                                       $  56.0  $ 64.4
===========================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) during the period for:
 Income taxes                                             $   (11.2) $  2.6
 Interest                                                 $    12.1  $  5.3

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  During first quarter 1997, in connection with contractholder and participant consents for assumption reinsurance related to the tax-sheltered annuity business UNUM sold in 1996, UNUM reduced its deposit assets by $1,791.7 million, policy loan assets by $85.5 million, other policyholder fund liabilities by $1,923.4 million, and separate account assets and liabilities by $401.7 million.
============================================================================

See notes to consolidated financial statements.

UNUM Corporation and Subsidiaries
FORM 10-Q
C O N S O L I D A T E D   S T A T E M E N T S   O F   C O M P R E H E N S I V E
  I N C O M E

                                                          Three Months Ended
                                                              March 31,
                                                           ----------------
(Unaudited - Dollars in millions)                          1998        1997
---------------------------------------------------------------------------
Net income                                               $  93.5   $  115.0

Other comprehensive income:

 Unrealized holding losses arising during the period
  (net of income taxes: 1998-$8.4; 1997-$24.3)             (16.2)     (50.5)
 Reclassification adjustment for realized gains included
  in net income (net of income taxes: 1998-$1.0; 1997-$0.2) (1.8)      (0.4)
----------------------------------------------------------------------------
 Changes in unrealized gains, net                          (18.0)     (50.9)

 Foreign currency translation adjustments                    3.8      (10.7)
----------------------------------------------------------------------------
   Total other comprehensive income (loss)                 (14.2)     (61.6)
----------------------------------------------------------------------------
Comprehensive income                                     $  79.3   $   53.4
============================================================================

See notes to consolidated financial statements.

UNUM Corporation and Subsidiaries
Form 10-Q
Notes to Consolidated Financial Statements (Unaudited)
March 31, 1998

NOTE 1.  BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in the financial statements. Interim results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. This report should be read in conjunction with the 1997 Form 10-K included in the 1997 Annual Report to stockholders of UNUM Corporation and subsidiaries ("UNUM").

To better reflect the business of Duncanson & Holt Underwriters Ltd., as reported in the Special Risk Insurance segment, the results have been reflected on separate lines in UNUM's statements of income and balance sheets. Previously, the operating results and financial position were reported as a net amount in fees and other income and other assets, respectively. Prior year amounts have been reclassified for comparative purposes.

NOTE 2.  EARNINGS PER SHARE
---------------------------

The weighted average number of shares outstanding used to calculate basic earnings per share ("EPS") was approximately 138,113,000 and 142,387,000 for first quarter 1998 and 1997, respectively. The weighted average number of shares outstanding, giving effect to dilutive potential common shares outstanding, used to calculate diluted EPS was approximately 141,363,000 and 145,115,000 for first quarter 1998 and 1997, respectively. Outstanding options to purchase approximately 1,649,000 shares were not dilutive because the options' exercise prices were greater than the average market price and were, therefore, excluded from the diluted EPS calculation for first quarter 1998. No shares were excluded from the first quarter 1997 diluted EPS calculation.

NOTE 3.  STOCKHOLDERS' EQUITY
-----------------------------

On March 13, 1998, UNUM's Board of Directors declared a fourteen and three quarters cents per share cash dividend. The dividend is payable on May 15, 1998, to common stockholders of record at the close of business on April 27, 1998. During the first three months of 1998, a fourteen and one quarter cents per share cash dividend was paid on February 20, 1998.

Effective February 13, 1998, UNUM's Board of Directors approved an expansion of the Company's stock repurchase program by authorizing an additional 4.6 million shares. At March 31, 1998, approximately 5.8 million shares of common stock remained authorized for repurchase. Through the first three months of 1998, UNUM acquired approximately 0.7 million shares of its common stock in the open market at an aggregate cost of $36.7 million.

NOTE 4.  LITIGATION
-------------------

In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at March 31, 1998. In some instances, these proceedings include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position or the consolidated operating results of UNUM.

On December 29, 1993, UNUM filed a suit in the United States District Court for the District of Maine, seeking a federal income tax refund. The suit was based on a claim for a deduction in certain prior tax years, for $652 million in cash and stock distributed to policyholders in connection with the 1986 conversion of Union Mutual Life Insurance Company to a stock company. UNUM has fully paid, and provided for in prior years' financial statements, the tax at issue in this litigation. On May 23, 1996, the District Court issued its decision that the distribution in question was not a deductible expenditure. On December 2, 1997, the United States Court of Appeals affirmed the decision of the District Court denying UNUM's claim for refund. UNUM has filed a petition requesting that the United States Supreme Court review the decision of the United States Court of Appeals.

NOTE 5.  SEGMENT INFORMATION
----------------------------

Summarized financial information for the four business segments and Corporate is as follows:
                                                    Three Months Ended
                                                        March 31,
                                                    ------------------

(Dollars in millions)                                 1998        1997
----------------------------------------------------------------------
REVENUES
Disability Insurance                              $  639.8  $    563.7
Special Risk Insurance                               308.2       248.2
Colonial Products                                    154.8       142.6
Retirement Products                                   17.9       102.8
Corporate                                              0.8         1.8
----------------------------------------------------------------------
     Total revenues                               $1,121.5   $ 1,059.1
======================================================================
INCOME (LOSS) BEFORE INCOME TAXES
Disability Insurance                              $   88.1   $    75.6
Special Risk Insurance                                36.2        27.4
Colonial Products                                     24.4        21.9
Retirement Products                                   (0.1)       59.7
Corporate                                            (14.2)      (12.9)
----------------------------------------------------------------------
     Total income before income taxes                134.4       171.7
Income taxes                                          40.9        56.7
----------------------------------------------------------------------
Net income                                        $   93.5  $    115.0
======================================================================

                                                 March 31,  December 31,
(Dollars in millions)                                 1998        1997
----------------------------------------------------------------------
IDENTIFIABLE ASSETS
Disability Insurance                              $8,751.0  $  8,546.6
Special Risk Insurance                             1,996.3     1,821.6
Colonial Products                                  1,367.6     1,334.7
Retirement Products                                1,060.5     1,115.9
Corporate                                            278.3       254.0
Individual Participating Life and Annuity            367.5       367.3
----------------------------------------------------------------------
     Total assets                                $13,821.2   $13,440.1
======================================================================

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                     --------------------------------------


To the Board of Directors and Stockholders
UNUM Corporation

We have reviewed the accompanying consolidated balance sheet of UNUM Corporation and subsidiaries as of March 31, 1998, and the related consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 1998, and 1997. These financial statements are the responsibility of the Company's management.

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


/s/ COOPERS & LYBRAND  L.L.P.

Portland, Maine
April 22, 1998

UNUM Corporation and Subsidiaries
Form 10-Q
March 31, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements (Unaudited) and Notes to Consolidated Financial Statements (Unaudited) included elsewhere in the Form 10-Q and the 1997 Form 10-K included in the 1997 Annual Report to stockholders of UNUM Corporation and subsidiaries ("UNUM").

CONSOLIDATED OVERVIEW

Net income for the quarter ended March 31, 1998, was $93.5 million, as compared with net income of $115.0 million for the same quarter in 1997. Diluted earnings per share were $0.66 for first quarter 1998 versus $0.79 in first quarter 1997. Revenues for UNUM were $1,121.5 million for first quarter 1998 and $1,059.1 million for first quarter 1997.

A comparison of net income is impacted by the inclusion of realized investment gains or losses and a special item that occurred in first quarter 1997. This management's discussion and analysis discusses the results of operations on a pretax operating income basis, which is defined as income (loss) before income taxes exclusive of realized investment gains (losses) and special items. Special items are excluded from pretax operating income as management considers them to be unusual, and also believes a discussion of the results on a pretax operating income basis provides a better understanding of the results of operations. The following table summarizes pretax operating income (loss) for the four business segments and Corporate for the three months ended March 31, 1998, and 1997, and is followed by a discussion of the first quarter 1997 special item and a reconciliation of income (loss) before income tax to pretax operating income (loss).

                                               Three Months Ended
                                                  March 31,
                                           --------------------------

(Dollars in millions)                    1998         1997         Change
-----------------------------------------------------------------------------

SUMMARY OF PRETAX OPERATING INCOME (LOSS)
   Disability Insurance Segment        $ 84.9       $  76.8          10.6%
   Special Risk Insurance Segment        36.1          27.0          33.7
   Colonial Products Segment             24.0          22.3           7.6
   Retirement Products Segment            0.5           2.0         (75.0)
   Corporate                            (14.2)        (12.2)         16.4
-----------------------------------------------------------------------------
   Total pretax operating income       $131.3        $115.9          13.3%
=============================================================================

UNUM reported increased pretax operating income for the three months ended March 31, 1998, as compared with the same period in 1997. The increase was primarily attributable to improvements in pretax operating income for the Special Risk Insurance and Disability Insurance segments. Premium growth, primarily from strong sales, was the key driver for both segments' improved first quarter operating results, as compared with one year ago. See the segment discussions that follow for a more detailed analysis of operating results.

SPECIAL ITEM IN FIRST QUARTER 1997
----------------------------------

UNUM Life Insurance Company of America and First UNUM Life Insurance Company closed the sale of their respective tax-sheltered annuity businesses to The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York, both subsidiaries of Lincoln National Corporation on October 1,
1996. The sale resulted in a deferred pretax gain, of which $58.0 million was recognized in income in the first quarter 1997. The $58.0 million gain was reflected as fees and other income in the Retirement Products segment for first quarter 1997.

RECONCILIATION OF INCOME (LOSS) BEFORE INCOME TAXES TO PRETAX OPERATING INCOME
(LOSS)
------------------------------------------------------------------------------

The following table reconciles income (loss) before income taxes to pretax operating income (loss) for the four business segments and Corporate for the three months ended March 31, 1998, and 1997:

                           Disability   Special Risk  Colonial   Retirement            Consolidated
(Dollars in millions)      Insurance    Insurance     Products   Products   Corporate     UNUM
---------------------------------------------------------------------------------------------------
Three Months Ended March 31, 1998:
----------------------------------
Income (loss) before
 income taxes               $88.1       $36.2         $24.4      $(0.1)     $(14.2)    $134.4
Exclude realized
 investment (gains) losses   (3.2)       (0.1)         (0.4)       0.6         --        (3.1)
---------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME
  (LOSS)                    $84.9       $36.1         $24.0      $ 0.5      $(14.2)    $131.3
===================================================================================================

Three Months Ended March 31, 1997:
----------------------------------
Income (loss) before
 income taxes               $75.6       $27.4         $21.9      $59.7      $(12.9)    $171.7
Exclude realized investment
 (gains) losses               1.2        (0.4)          0.4        0.3         0.7        2.2
---------------------------------------------------------------------------------------------------
                             76.8        27.0          22.3       60.0       (12.2)     173.9
Special item:
  TSA deferred gain
   recognition                 --          --            --      (58.0)         --      (58.0)
---------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME
 (LOSS)                     $76.8       $27.0         $22.3     $  2.0      $(12.2)    $115.9
===================================================================================================

PREMIUMS:
---------

Premiums for the three months ended March 31, 1998, and 1997, are summarized by segment in the following table. Claim block acquisitions, which generated one-time premium in the Disability Insurance segment for the three months ended March 31, 1998, and 1997, were $12.8 million and $0.9 million, respectively, for group long term disability ("group LTD") and $0.2 million and $0.9 million, respectively, for UNUM Limited. Management intends to pursue additional claim block acquisitions in the future.

                                                    Three Months Ended
                                                          March  31,
                                                 -----------------------

(Dollars in millions)                            1998     1997    Change
------------------------------------------------------------------------
Disability Insurance
  Group LTD                                     $342.4   $291.4     17.5%
  Group Short Term Disability                     63.0     47.4     32.9
  UNUM Limited                                    38.9     36.7      6.0
  Individual Disability                           34.4     35.2     (2.3)
  Other Disability Insurance                      28.0     22.6     23.9
------------------------------------------------------------------------
   Total                                         506.7    433.3     16.9
Special Risk Insurance
  Group Life                                     154.4    125.7     22.8
  Other Special Risk Products                    118.8     92.0     29.1
------------------------------------------------------------------------
   Total                                         273.2    217.7     25.5
Colonial Products                                137.5    128.7      6.8
Retirement Products                                1.0      3.0    (66.7)
------------------------------------------------------------------------
   Total premiums                               $918.4   $782.7     17.3%
========================================================================

PRETAX OPERATING INCOME (LOSS) BY SEGMENT:
------------------------------------------

The following sections discuss the results of the four business segments and Corporate for the three months ended March 31, 1998, and 1997. Within these business segment discussions, reference is made to pretax operating income
(loss), which excludes realized investment gains (losses) and the special item previously defined.

DISABILITY INSURANCE SEGMENT

The Disability Insurance segment reported increased pretax operating income for the three months ended March 31, 1998, as compared with the same period in 1997. The increase was primarily attributable to improved premium growth in group LTD and group short term disability ("group STD") partially offset by reduced fees and other income in the individual disability product line, and unfavorable expense growth and higher benefit ratios in certain lines of business.

Pretax operating income for group LTD increased for the three months ended March 31, 1998, as compared with the same period in 1997, primarily resulting from improved premium growth and increased investment income. Strong sales and favorable persistency trends, reflecting positive results from customer service actions and a lower level of price increases during first quarter 1998, continue to be the primary drivers of the improved premium growth, as compared with first quarter 1997. Partially offsetting the increase was a slightly higher benefit ratio, largely the result of an increase in the average size of claims. Management continues to monitor claim trends in group LTD and responds to changes by periodically adjusting prices, refining underwriting guidelines, changing product features and strengthening risk management policies and procedures.

For the three months ended March 31, 1998, pretax operating income for group STD increased as compared with the same period in 1997. The increase was primarily attributable to additional premium growth resulting from strong sales and improved persistency. These strong sales levels reflect management's continuing efforts to cross-sell group STD products with other group products sold by UNUM.

UNUM Limited's pretax operating income was adversely affected by unfavorable claims experience primarily from an increase in the average size of claims coupled with a longer duration of claims for the three months ended March 31, 1998, as compared with the corresponding period in 1997.

Pretax operating income for the individual disability product line decreased for the three month period ended March 31, 1998, compared with the same period in 1997. The reduction in operating income was primarily due to reduced investment income largely from a lower asset base, a decline in the operating results of the reinsured non-cancellable individual disability business reported in fees and other income and unfavorable expense growth. The decrease was partially offset by a lower benefit ratio. The results of the individual disability product line continue to be affected by UNUM's exit from the traditional, fixed price, non-cancellable product in the United States, which was reinsured in 1996. The guaranteed renewable Lifelong Disability Protection product, which replaced the non-cancellable product, continued the sales momentum and premium growth of 1997 into first quarter 1998.

SPECIAL RISK INSURANCE SEGMENT

The Special Risk Insurance segment reported increased pretax operating income for the quarter ended March 31, 1998, as compared with the same period in 1997. The increase was due primarily to premium growth driven by strong sales across all major product lines. Also contributing to the positive results were improved benefit ratios in certain product lines, increased investment income for the segment and additional fee income from the reinsurance underwriting management operations. Favorable results were partially offset by a slightly increased benefit ratio in group life.

COLONIAL PRODUCTS SEGMENT

Pretax operating income increased in the Colonial Products segment in first quarter 1998, as compared with first quarter of 1997. The increase was due primarily to an increase in investment income across all lines and lower benefit ratios in most lines, partially offset by a higher benefit ratio in the cancer product line and an increase in interest credited. In the first quarter of 1998, sales declined in comparison with 1997, which may affect future premium growth. Management continues its efforts to increase sales and premium by realigning the sales organization and enhancing collaborative sales across UNUM.

RETIREMENT PRODUCTS SEGMENT

The Retirement Products segment includes products no longer actively marketed by UNUM. For the three months ended March 31, 1998, the Retirement Products segment reported decreased pretax operating income as compared with the same period in 1997. UNUM expects these blocks of business to continue to decline in size over several years and experience earnings volatility, reflecting their run-off nature.

CORPORATE

For the three months ended March 31, 1998, as compared with the same period in 1997, the increased pretax operating loss was due primarily to decreased net investment income.

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

At March 31, 1998, UNUM had short-term and long-term debt totaling $132.4 million and $558.9 million, respectively. At March 31, 1998, approximately $443 million was available for additional financing under the existing revolving credit facility and $450 million of investment grade debt instruments was available for issuance under the shelf registration. Contingent upon market conditions and corporate needs, management may refinance short-term notes payable for longer term securities.

In the normal course of business, UNUM enters into letters of credit, primarily to satisfy capital requirements related to certain subsidiary transactions. UNUM had outstanding letters of credit of $150.7 million at March 31, 1998.

Effective February 13, 1998, UNUM's Board of Directors approved an expansion of the Company's stock repurchase program by authorizing an additional 4.6 million shares. At March 31, 1998, approximately 5.8 million shares of common stock remained authorized for repurchase. Through the first three months of 1998, UNUM acquired approximately 0.7 million shares of its common stock in the open market at an aggregate cost of $36.7 million.

YEAR 2000 ISSUE

The year 2000 issue relates to whether computer systems will properly recognize date-sensitive information when the year changes to 2000. UNUM has determined that it is required to modify or replace significant portions of its software so its computer systems will properly function using dates beyond December 31, 1999. Management is utilizing both internal and external resources to reprogram, or replace, and test the software for year 2000 modifications and believes it will have its computer systems compliant by year 2000. The financial impact of rectifying UNUM's internal computer systems has not had, and is not anticipated to have, a material adverse impact on UNUM's results of operations, liquidity or capital resources. The costs of the project and the date on which UNUM plans to complete year 2000 modifications are based on management's best estimates, derived using numerous assumptions about future events.

In addition, UNUM is assessing its critical external dependencies, including suppliers, business partners and customers to determine the extent to which it is vulnerable to the possibility of third parties' failing to remediate their own year 2000 issues. There can be no guarantee that the computer systems of third parties will be year 2000 compliant. Risk avoidance and contingency plans are therefore being developed in order to attempt to mitigate the extent of this potential impact. Failure by third parties to successfully address year 2000 issues could have a material adverse effect on UNUM's results of operations, liquidity or capital resources; however, the potential impact and related costs, if any, are not known at this time.

LITIGATION

Refer to Note 3 "Litigation" for information.

UNUM Corporation and Subsidiaries
Form 10-Q
March 31, 1998

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                                                                          Page
(a) Exhibit Index

   12. Statement re:  Computation of ratio of earnings to fixed charges.    19

   15. Letter re:  Unaudited interim financial information.                 20

   27. Financial Data Schedules

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the quarter ended March 31, 1998.

UNUM Corporation and Subsidiaries
Form 10-Q
March 31, 1998

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date May 8, 1998               /s/ ROBERT E. BROATCH
     --------------------      -----------------------------

                               Robert E. Broatch
                               Senior Vice President and
                               Chief Financial Officer



Date May 8, 1998               /s/ JOHN M. LANG, JR
     --------------------      ------------------------------

                               John M. Lang, Jr.
                               Vice President and
                               Corporate Controller