Form 10-Q
period 1998-06-30
UNUM CORP
filed 1998-08-04
CIK 795581

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                        OR
         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM              TO

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

                     CLASS                 OUTSTANDING AT JUNE 30, 1998
COMMON STOCK, $0.10 PAR VALUE                       138,285,779 SHARES

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q

INDEX


                                                                       Page
Part I.  Financial Information

      Item 1.  Financial Statements

             Consolidated Statements of Income - Three Months and
               Six Months Ended June 30, 1998, and 1997 (Unaudited)      3

             Consolidated Balance Sheets as of June 30, 1998,
               (Unaudited) and December 31, 1997                         4

             Consolidated Statements of Cash Flows - Six Months
               Ended June 30, 1998, and 1997 (Unaudited)                 5

             Consolidated Statements of Comprehensive Income -
               Three Months and Six Months Ended June 30, 1998,
               and 1997 (Unaudited)                                      6

             Notes to Consolidated Financial Statements (Unaudited)      7

             Independent Accountant's Review Report                     10

      Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     11

Part II. Other Information

      Item 4.  Submission of Matters to a Vote of Security Holders      17

      Item 6.  Exhibits and Reports on Form 8-K                         17

Signatures                                                              18

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q
C O N S O L I D A T E  D   S T A T E M E N T S   O F   I N C O M E
                                       Three Months Ended      Six Months Ended
                                            June 30,                June 30,
                                       ------------------     ------------------

(Unaudited - Dollars in millions, except
 per common share data)
                                        1998        1997        1998       1997
-------------------------------------------------------------------------------
REVENUES
Premiums                            $  962.2      $786.7    $1,880.6   $1,569.4
Investment income                      165.2       165.7       328.5      331.2
Net realized investment gains (losses)   2.3        (3.0)        5.4       (5.2)
Fees and other income                   29.9        43.0        66.6      156.1
-------------------------------------------------------------------------------
  Total revenues                     1,159.6       992.4     2,281.1    2,051.5

BENEFITS AND EXPENSES
Benefits to policyholders              710.0       585.0     1,389.1    1,173.5
Interest credited                       11.3        18.9        23.4       52.3
Operating expenses                     213.5       191.4       434.9      376.8
Commissions                            123.8       100.1       266.5      212.0
Increase in deferred policy
  acquisition costs                    (52.7)      (40.0)     (132.6)     (82.0)
Interest expense                        12.3        10.6        24.0       20.8
-------------------------------------------------------------------------------
  Total benefits and expenses        1,018.2       866.0     2,005.3    1,753.4
-------------------------------------------------------------------------------
Income before income taxes             141.4       126.4       275.8      298.1

INCOME TAXES
Current                                 15.0        17.0        27.5       35.6
Deferred                                27.7        21.8        56.1       59.9
-------------------------------------------------------------------------------
  Total income taxes                    42.7        38.8        83.6       95.5
-------------------------------------------------------------------------------
NET INCOME                          $   98.7      $ 87.6    $  192.2   $  202.6
===============================================================================
NET INCOME PER COMMON SHARE:
  Basic                             $   0.71      $ 0.63    $   1.39   $   1.44
  Diluted                           $   0.70      $ 0.62    $   1.36   $   1.41
===============================================================================
See notes to consolidated financial statements.

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q
C O N S O L I D A T E D   B A L A N C E   S H E E T S
                                                     June 30, 1998  December 31,
(Dollars in millions)                                 (Unaudited)           1997
--------------------------------------------------------------------------------
ASSETS
Investments
 Fixed maturities available for sale-at fair value
  (amortized cost: 1998-$7,129.1; 1997-$6,893.0)         $ 7,576.3   $ 7,310.9
 Equity securities available for sale-at fair value
  (cost: 1998-$22.8; 1997-$21.1)                              34.8        30.7
 Mortgage loans                                            1,128.4     1,131.0
 Real estate, net                                            221.7       231.5
 Policy loans                                                127.5       128.5
 Other long-term investments                                   1.8         1.8
 Short-term investments                                      158.5       124.5
--------------------------------------------------------------------------------
   Total investments                                       9,249.0     8,958.9
Cash                                                          52.8        56.8
Accrued investment income                                    156.8       160.3
Premiums due                                                 570.2       390.9
Deferred policy acquisition costs                          1,163.7     1,031.7
Property and equipment, net                                  219.6       196.2
Reinsurance receivables                                    1,640.0     1,441.2
Deposit assets                                               715.3       688.3
Other assets                                                 509.5       486.2
Separate account assets                                       33.6        29.6
--------------------------------------------------------------------------------
   Total assets                                          $14,310.5   $13,440.1
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Future policy benefits                                  $ 2,383.6   $ 2,108.4
 Unpaid claims and claim expenses                          6,283.2     5,944.4
 Other policyholder funds                                    923.7     1,004.9
 Income taxes
  Current                                                     16.7        20.7
  Deferred                                                   555.4       496.2
 Notes payable                                               717.8       635.8
 Other liabilities                                           812.2       765.3
 Separate account liabilities                                 33.6        29.6
--------------------------------------------------------------------------------
    Total liabilities                                     11,726.2    11,005.3
Stockholders' equity
 Preferred stock (par value $0.10 per share, authorized
  10,000,000 shares, none issued)
 Common stock (par value $0.10 per share, authorized
  240,000,000 shares, issued 199,975,916 shares)              20.0        20.0
 Additional paid-in capital                                1,142.8     1,123.0
 Unrealized gains, net                                       234.3       211.4
 Unrealized foreign currency translation adjustment          (16.8)      (16.0)
 Retained earnings                                         2,314.6     2,162.5
--------------------------------------------------------------------------------
                                                           3,694.9     3,500.9
 Less:
  Treasury stock, at cost (1998-61,690,137 shares;
   1997-61,703,924 shares)                                 1,092.1     1,050.3
  Restricted stock deferred compensation                      18.5        15.8
--------------------------------------------------------------------------------
   Total stockholders' equity                              2,584.3     2,434.8
--------------------------------------------------------------------------------

   Total liabilities and stockholders' equity            $14,310.5   $13,440.1
================================================================================

See notes to consolidated financial statements.

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q
C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S
                                                               Six Months Ended
                                                                   June 30,
                                                               ----------------

(Unaudited - Dollars in millions)                                1998      1997
-------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                     $192.2    $202.6
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Increase in future policy benefits and unpaid claims and
  claim expenses                                                558.7     342.4
 Increase in amounts receivable under reinsurance agreements   (198.1)    (97.0)
 Increase in premiums due                                      (179.1)    (70.9)
 Increase in income tax liability                                42.8      45.9
 Increase in deferred policy acquisition costs                 (131.4)    (82.5)
 Decrease in deposit assets                                       0.7      29.8
 Recognition of deferred gain on sale of tax-sheltered
  annuities                                                      (1.9)    (67.4)
 Other                                                           65.0     (60.5)
-------------------------------------------------------------------------------
   Net cash provided by operating activities                    348.9     242.4
-------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Maturities of fixed maturities available for sale               222.7     172.7
Sales of fixed maturities available for sale                    244.3     426.4
Sales and maturities of other investments                        55.0     111.9
Purchases of fixed maturities available for sale               (686.3)   (599.1)
Purchases of other investments                                  (57.1)    (89.9)
Net increase in short-term investments                          (33.8)    (82.8)
Net additions to property and equipment                         (26.2)    (23.2)
-------------------------------------------------------------------------------
   Net cash used in investing activities                       (281.4)    (84.0)
-------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Deposits and interest credited to investment contracts          102.8     221.3
Maturities and withdrawals from investment contracts           (172.2)   (213.4)
Dividends to stockholders                                       (40.1)    (39.5)
Treasury stock acquired                                         (63.1)   (197.1)
Proceeds from notes payable                                      50.0       --
Repayment of notes payable                                      (38.0)    (15.0)
Net increase in short-term debt                                  70.4      32.4
Other                                                            19.1      16.9
-------------------------------------------------------------------------------
   Net cash used in financing activities                        (71.1)   (194.4)
-------------------------------------------------------------------------------

Effect of exchange rate changes on cash                          (0.4)     (0.5)
-------------------------------------------------------------------------------
Net decrease in cash                                             (4.0)    (36.5)
Cash at beginning of year                                        56.8      77.9
-------------------------------------------------------------------------------
Cash at end of period                                          $ 52.8    $ 41.4
===============================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Income taxes                                                  $ 33.4    $ 46.8
 Interest                                                      $ 30.1    $ 20.9

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  During the six months ended June 30, 1997, in connection with contractholder and participant consents for assumption reinsurance related to the tax-sheltered annuity business UNUM sold in 1996, UNUM reduced its deposit assets by $2,110.4 million, policy loan assets by $99.4 million, other policyholder fund liabilities by $2,266.5 million, and separate account assets and liabilities by $485.1 million.
===============================================================================

See notes to consolidated financial statements.

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q
C O N S O L I D A T E D   S T A T E M E N T S   O F   C O M P R E H E N S I V E
  I N C O M E

                                         Three Months Ended     Six Months Ended
                                              June 30,              June 30,
                                         ------------------    -----------------
(Unaudited - Dollars in millions)          1998       1997       1998      1997
--------------------------------------------------------------------------------
Net income                               $ 98.7     $ 87.6     $192.2    $202.6

Other comprehensive income:

   Unrealized holding gains (losses)
      arising during the period            42.0       43.1       25.8      (7.4)
   Reclassification adjustment for
      realized (gains) losses included
      in net income                        (1.1)       1.0       (2.9)      0.6
--------------------------------------------------------------------------------
     Changes in unrealized gains (losses),
        net                                40.9       44.1       22.9      (6.8)

   Foreign currency translation
      adjustments                          (4.6)       1.8       (0.8)     (8.9)
--------------------------------------------------------------------------------

     Total other comprehensive income
        (loss)                             36.3       45.9       22.1     (15.7)
--------------------------------------------------------------------------------

Comprehensive income                     $135.0     $133.5     $214.3    $186.9
================================================================================

SUPPLEMENTAL DISCLOSURES OF COMPREHENSIVE INCOME INFORMATION:

Tax expense (benefit) related to
   unrealized holding gains (losses)     $ 20.9     $ 21.4     $ 12.5    $ (2.9)
Tax (expense) benefit related to
   reclassification adjustment for
   realized (gains) losses               $ (0.5)    $  0.5     $ (1.5)   $  0.3
================================================================================

See notes to consolidated financial statements.

UNUM Corporation and Subsidiaries
Form 10-Q
Notes to Consolidated Financial Statements (Unaudited)
June 30, 1998

NOTE 1.  BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in the financial statements. Interim results for the three month and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. This report should be read in conjunction with the 1997 Form 10-K included in the 1997 Annual Report to stockholders of UNUM Corporation and subsidiaries ("UNUM") and Form 10-Q for the quarterly period ended
March 31, 1998.

NOTE 2.  ACCOUNTING CHANGE
--------------------------

In March 1998, the American Institute of Certified Public Accountant's Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of developing or obtaining computer software for internal use. In the second quarter of 1998, UNUM implemented SOP 98-1, effective January 1, 1998; the adoption of SOP 98-1 did not have a material effect on UNUM's first or second quarter results of operations or financial position.

NOTE 3.  EARNINGS PER SHARE
---------------------------

The approximate number of shares used to calculate earnings per share ("EPS") was as follows:

                                        Three Months Ended      Six Months Ended
                                             June 30,                 June 30,
                                        ------------------      ----------------
(Shares in thousands)                    1998        1997         1998      1997
--------------------------------------------------------------------------------
Weighted average shares outstanding
 for basic EPS                        138,367     139,399      138,240   140,885

Effect of dilutive securities           3,270       2,700        3,282     2,727
--------------------------------------------------------------------------------

Weighted average shares outstanding
 for diluted EPS                      141,637     142,099      141,522   143,612
================================================================================

NOTE 4.  STOCKHOLDERS' EQUITY
-----------------------------

On July 10, 1998, UNUM's Board of Directors declared a fourteen and three quarters cents per share cash dividend. The dividend is payable on August 21, 1998, to common stockholders of record at the close of business on July 27, 1998. During the first six months of 1998, a fourteen and one quarter cents per share cash dividend was paid on February 20, 1998, and a fourteen and three quarters cents per share cash dividend was paid on May 15, 1998.

Effective February 13, 1998, UNUM's Board of Directors approved an expansion of the Company's stock repurchase program by authorizing an additional 4.6 million shares. At June 30, 1998, approximately 5.3 million shares of common stock remained authorized for repurchase. Through the first six months of 1998, UNUM acquired approximately 1.2 million shares of its common stock in the open market at an aggregate cost of $63.1 million.

NOTE 5.  LITIGATION
-------------------

In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at June 30, 1998. In some instances, these proceedings include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position or the consolidated operating results of UNUM.

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

NOTE 6.  NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 133, "Accounting for
Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative under FAS 133 depends on the intended use of the derivative and its hedging designation. UNUM is required to adopt FAS 133 effective January 1, 2000. UNUM has not yet determined the impact FAS 133 will have on its results of operations, liquidity or financial position.

NOTE 7.  SEGMENT INFORMATION
----------------------------

Summarized financial information for the four business segments and Corporate is as follows:

                                      Three Months Ended      Six Months Ended
                                           June 30,                June 30,
                                      ------------------      ----------------

(Dollars in millions)                   1998         1997      1998       1997
------------------------------------------------------------------------------
REVENUES
Disability Insurance                $  667.6       $570.4  $1,307.4   $1,134.1
Special Risk Insurance                 319.9        236.7     628.1      484.9
Colonial Products                      154.3        148.0     309.1      290.6
Retirement Products                     17.0         35.7      34.9      138.5
Corporate                                0.8          1.6       1.6        3.4
------------------------------------------------------------------------------
     Total revenues                 $1,159.6       $992.4  $2,281.1   $2,051.5
==============================================================================
INCOME (LOSS) BEFORE INCOME TAXES
Disability Insurance                $   89.8       $ 75.5  $  177.9   $  151.1
Special Risk Insurance                  40.2         28.4      76.4       55.8
Colonial Products                       26.5         24.8      50.9       46.7
Retirement Products                      0.3         10.2       0.2       69.9
Corporate                              (15.4)       (12.5)    (29.6)     (25.4)
------------------------------------------------------------------------------
     Total income before income taxes  141.4        126.4     275.8      298.1
Income taxes                            42.7         38.8      83.6       95.5
------------------------------------------------------------------------------
Net income                          $   98.7       $ 87.6  $  192.2   $  202.6
==============================================================================

                                                 June 30,         December 31,
(Dollars in millions)                                1998                 1997
------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
Disability Insurance                            $ 8,995.9            $ 8,546.6
Special Risk Insurance                            2,232.6              1,821.6
Colonial Products                                 1,410.3              1,334.7
Retirement Products                               1,000.7              1,115.9
Corporate                                           301.9                254.0
Individual Participating Life and Annuity           369.1                367.3
------------------------------------------------------------------------------
     Total assets                               $14,310.5            $13,440.1
==============================================================================

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                     --------------------------------------


To the Board of Directors and Stockholders
UNUM Corporation

We have reviewed the accompanying consolidated balance sheet of UNUM Corporation and subsidiaries as of June 30, 1998, and the related consolidated statements of income and comprehensive income for the three month and six month periods ended June 30, 1998, and 1997, and consolidated statements of cash flows for the six month periods then ended. These financial statements are the responsibility of the Company's management.

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


/s/ PRICEWATERHOUSECOOPERS  LLP

Portland, Maine
July 22, 1998

UNUM Corporation and Subsidiaries
Form 10-Q
June 30, 1998

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

CONSOLIDATED OVERVIEW

Net income for the quarter ended June 30, 1998, was $98.7 million, or $0.70 per diluted share, as compared with net income of $87.6 million, or $0.62 per diluted share, for the same quarter in 1997. For the six months ended June 30, 1998, net income was $192.2 million, or $1.36 per diluted share, as compared with $202.6 million, or $1.41 per diluted share, for the same period in 1997. Total revenue for second quarter 1998 and 1997 was $1,159.6 million and $992.4 million, respectively. For the six months ended June 30, 1998, total revenue was $2,281.1 million compared with $2,051.5 million for the same period in 1997.

A comparison of net income is impacted by the inclusion of realized investment gains or losses and a special item that occurred in both first and second quarter of 1997. This management's discussion and analysis discusses the results of operations on a pretax operating income basis, which is defined as income (loss) before income taxes exclusive of realized investment gains (losses) and special items. Special items are excluded from pretax operating income as management considers them to be unusual, and also believes a discussion of the results on a pretax operating income basis provides a better understanding of the results of operations. The following table summarizes pretax operating income (loss) for the four business segments and Corporate for the three months and six months ended June 30, 1998, and 1997, and is followed by a discussion of the 1997 special item and a reconciliation of income (loss) before income taxes to pretax operating income (loss).

                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                  ---------------------   ----------------------
(Dollars in millions)             1998    1997   Change   1998    1997    Change
--------------------------------------------------------------------------------
SUMMARY OF PRETAX OPERATING
 INCOME (LOSS)
  Disability Insurance Segment  $ 88.0  $ 77.8   13.1%  $172.9  $154.6     11.8%
  Special Risk Insurance Segment  39.7    28.5   39.3     75.8    55.5     36.6
  Colonial Products Segment       26.5    25.0    6.0     50.5    47.3      6.8
  Retirement Products Segment      0.3     1.2  (75.0)     0.8     3.2    (75.0)
  Corporate                      (15.4)  (12.5)  23.2    (29.6)  (24.7)    19.8
--------------------------------------------------------------------------------
     Total pretax operating
      income                    $139.1  $120.0   15.9%  $270.4  $235.9     14.6%
================================================================================

UNUM reported increased pretax operating income for the three months and six months ended June 30, 1998, as compared with the same periods in 1997. The increase was primarily attributable to improved pretax operating income for the Special Risk Insurance and Disability Insurance segments, largely the result of solid premium growth in each segment's major product lines. See the segment discussions that follow for a more detailed analysis of operating results.

SPECIAL ITEM IN FIRST AND SECOND QUARTER 1997
---------------------------------------------

UNUM Life Insurance Company of America and First UNUM Life Insurance Company closed the sale of their respective tax-sheltered annuity businesses to The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York, both subsidiaries of Lincoln National Corporation, on October 1, 1996. The sale resulted in a deferred pretax gain, of which $9.4 million and $67.4 million, respectively, were recognized in income during the three months and six months ended June 30, 1997. These gains were reflected as fees and other income in the Retirement Products segment.

RECONCILIATION OF INCOME (LOSS) BEFORE INCOME TAXES TO PRETAX OPERATING INCOME
(LOSS)
------------------------------------------------------------------------------

The following table reconciles income (loss) before income taxes to pretax operating income (loss) for the four business segments and Corporate for the three months and six months ended June 30, 1998, and 1997:

                           Disability Special Risk  Colonial   Retirement            Consolidated
(Dollars in millions)      Insurance  Insurance     Products   Products   Corporate      UNUM
--------------------------------------------------------------------------------------------------
Three Months Ended June 30, 1998:
---------------------------------
Income (loss) before
 income taxes                  $ 89.8      $40.2         $26.5     $ 0.3       $(15.4)    $141.4
Exclude realized
 investment gains                (1.8)      (0.5)          --         --          --        (2.3)
--------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME
  (LOSS)                       $ 88.0      $39.7         $26.5     $ 0.3       $(15.4)    $139.1
==================================================================================================

Three Months Ended June 30, 1997:
---------------------------------
Income (loss) before
 income taxes                  $ 75.5      $28.4         $24.8     $10.2       $(12.5)    $126.4
Exclude realized investment
 losses                           2.3        0.1           0.2       0.4          --         3.0
--------------------------------------------------------------------------------------------------
                                 77.8       28.5          25.0      10.6        (12.5)     129.4
Special item:
  TSA deferred gain
   recognition                    --         --            --       (9.4)         --        (9.4)
--------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME
 (LOSS)                        $ 77.8      $28.5         $25.0     $ 1.2       $(12.5)    $120.0
==================================================================================================

Six Months Ended June 30, 1998:
-------------------------------
Income (loss) before
 income taxes                  $177.9      $76.4         $50.9     $ 0.2       $(29.6)    $275.8
Exclude realized
 investment (gains) losses       (5.0)      (0.6)         (0.4)      0.6          --        (5.4)
--------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME
  (LOSS)                       $172.9      $75.8         $50.5     $ 0.8       $(29.6)    $270.4
==================================================================================================

Six Months Ended June 30, 1997:
-------------------------------
Income (loss) before
 income taxes                  $151.1      $55.8         $46.7     $69.9       $(25.4)    $298.1
Exclude realized
 investment (gains) losses        3.5       (0.3)          0.6       0.7          0.7        5.2
--------------------------------------------------------------------------------------------------
                                154.6       55.5          47.3      70.6        (24.7)     303.3
Special item:
  TSA deferred gain
   recognition               --           --            --         (67.4)         --       (67.4)
--------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME
 (LOSS)                        $154.6      $55.5         $47.3     $ 3.2       $(24.7)    $235.9
==================================================================================================

PREMIUMS:
---------

Premiums for the three months and six months ended June 30, 1998, and 1997, are summarized by segment in the following table.
                          Three Months Ended              Six Months Ended
                               June 30,                       June 30,
                       ------------------------    -----------------------------
(Dollars in millions)  1998     1997     Change        1998       1997    Change
--------------------------------------------------------------------------------
Disability Insurance
  Group Long Term
   Disability        $334.5   $295.2     13.3%     $  676.9   $  586.6     15.4%
  Group Short Term
   Disability          66.8     49.4     35.2         129.8       96.8     34.1
  UNUM Limited         39.5     36.9      7.1          78.4       73.6      6.5
  Individual Products  30.8     23.5     31.1          60.2       45.0     33.8
  Other Disability
   Insurance           62.7     35.3     77.6          95.7       71.6     33.7
--------------------------------------------------------------------------------
   Total              534.3    440.3     21.3       1,041.0      873.6     19.2
Special Risk Insurance
  Group Life          159.2    126.4     25.9         313.6      252.1     24.4
  Other Special Risk
   Products           129.7     85.6     51.5         248.5      177.6     39.9
--------------------------------------------------------------------------------
   Total              288.9    212.0     36.3         562.1      429.7     30.8
Colonial Products     138.0    132.7      4.0         275.5      261.4      5.4
Retirement Products     1.0      1.7    (41.2)          2.0        4.7    (57.4)
--------------------------------------------------------------------------------
   Total premiums    $962.2   $786.7     22.3%     $1,880.6   $1,569.4     19.8%
================================================================================

A new product grouping, Individual Products, as shown in the above table, was reported in the Disability Insurance segment effective June 30, 1998, and prior year amounts have been reclassified for comparative purposes. Those products reported as Individual Products include long term care, guaranteed renewable individual disability (Lifelong Disability Protection) and certain other individual disability products. Additionally, the traditional, fixed price, non-cancellable individual disability ("non-cancellable ID") business is now reported in the Other Disability
Insurance line.

Claim block acquisitions, which generated one-time premium in the Disability Insurance and Special Risk Insurance segments for the periods presented, are summarized in the table below. Management intends to pursue additional claim block acquisitions in the future.

                             Three Months Ended        Six Months Ended
                                  June 30,                 June 30,
                             ------------------        ----------------
(Dollars in millions)         1998         1997         1998       1997
-----------------------------------------------------------------------
Disability Insurance
  Group Long Term Disability $ 0.6         $2.9        $13.4       $3.8
  UNUM Limited                 --           0.3          0.2        1.2
  Disability Reinsurance
    Operations                29.8          --          29.8         --
Special Risk Insurance
  Reinsurance Operations       5.1          --           5.1         --
-----------------------------------------------------------------------
   Total                     $35.5         $3.2        $48.5       $5.0
=======================================================================

PRETAX OPERATING INCOME (LOSS) BY SEGMENT:
------------------------------------------

The following sections discuss the results of the four business segments and Corporate for the three months and six months ended June 30, 1998, and 1997. Within these business segment discussions, reference is made to pretax operating income (loss), which excludes realized investment gains (losses) and the special item previously defined.

DISABILITY INSURANCE SEGMENT

The Disability Insurance segment reported increased pretax operating income for the three months and six months ended June 30, 1998, as compared with the same periods in 1997. The increase was primarily attributable to solid premium growth in group long term disability ("group LTD") and group short term disability ("group STD"), favorable expense growth for the segment and a lower benefit ratio for the non-cancellable ID business. Partially offsetting the increase were higher benefit ratios in several other product lines and reduced fees and other income for the segment.

Pretax operating income for group LTD increased for the three months and six months ended June 30, 1998, as compared with the same periods in 1997, primarily driven by solid premium growth and favorable expense growth. The premium growth improvement was primarily the result of favorable persistency trends, reflecting positive results from customer service actions, and the impact from strong sales in recent quarters, as compared with the same periods in 1997. Partially offsetting the increase was a higher benefit ratio, largely the result of increased levels of claims incidence and an increase in the average size of claims, compared with the same periods in 1997. Management continues to monitor claim trends in group LTD and responds to changes by periodically adjusting prices, refining underwriting guidelines, changing product features and strengthening risk management policies and procedures.

For the three months and six months ended June 30, 1998, pretax operating income for group STD increased as compared with the same periods in 1997. Additional premium growth resulting from record sales and improved persistency continues to be the major contributor of the improved pretax operating income, as compared with the same periods in 1997. These strong sales levels reflect management's continuing efforts to cross-sell group STD products with other group products sold by UNUM, as well as an increase in large case sales during second quarter 1998.

UNUM Limited's pretax operating income remained flat for the three months ended June 30, 1998, and declined for the six months ended June 30, 1998, as compared with the same periods in 1997. The decline was primarily due to unfavorable claims experience largely resulting from a longer duration of claims. Favorable expense growth partially offset this decline.

The non-cancellable ID business contributed favorably to the Disability Insurance segment's pretax operating earnings for the three months and six months ended June 30, 1998. The improvement was primarily due to favorable claims experience when compared with the same periods in 1997, during which the non-cancellable block of business incurred higher levels of claims incidence and increased severity. This favorable factor was partially offset by a decline in the operating results of the reinsured block of the non-cancellable ID business reported in fees and other income.

SPECIAL RISK INSURANCE SEGMENT

The Special Risk Insurance segment reported increased pretax operating income for the second quarter 1998, as compared with the same quarter in 1997. Continuing premium growth across most major product lines, resulting from strong sales and favorable persistency, and a lower benefit ratio in the group life product were the primary forces behind the improvement. In addition, the increase was attributable to lower expense ratios in most product lines, additional fee income from the reinsurance underwriting management operations, and increased investment income for the segment. Favorable factors were partially offset by increased benefit ratios in several other product lines.

During the six months ended June 30, 1998, pretax operating income for the segment was favorably affected by premium growth for the segment, increased income from the reinsurance underwriting management operations and additional investment income across most product lines, as compared with the same period in 1997. Also contributing to the favorable results were lower benefit and expense ratios in group life, partially offset by increased benefit ratios in certain other product lines.

COLONIAL PRODUCTS SEGMENT

During second quarter 1998, pretax operating income increased in the Colonial Products segment as compared with second quarter of 1997. The primary contributors to the increase were a lower benefit ratio in the accident, sickness and disability product lines and increased investment income across all products. These favorable factors were partially offset by higher expense ratios for the segment, a higher benefit ratio in the cancer product line and an increase in interest credited.

For the six months ended June 30, 1998, the Colonial Products segment's pretax operating income was favorably affected by lower benefit ratios across most product lines and increased investment income, as compared with the same period in 1997. A higher benefit ratio in the cancer product line and increased interest credited partially offset these favorable items.

During the three month and six month periods ended June 30, 1998, sales in this segment declined in comparison with 1997, which may negatively affect future premium growth. In its efforts to improve sales and premium, Colonial's management continues to focus on rebuilding the distribution system through recruiting, training and strengthening sales management.

RETIREMENT PRODUCTS SEGMENT

The Retirement Products segment includes products no longer actively marketed by UNUM. For the three months and six months ended June 30, 1998, the Retirement Products segment reported decreased pretax operating income as compared with the same periods in 1997. UNUM expects these blocks of business to continue to decline in size over several years and experience earnings volatility, reflecting their run-off nature.

CORPORATE

For the three month and six month periods ended June 30, 1998, as compared with the same periods in 1997, the increased pretax operating loss in Corporate was due primarily to higher interest expense and decreased investment income.

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

At June 30, 1998, UNUM had $174.0 million and $543.8 million of short-term and long-term debt, respectively. Approximately $378 million was available for additional financing under the existing revolving credit facility and $450 million of investment grade debt instruments was available for issuance under the shelf registration. Contingent upon market conditions and corporate needs, management may issue additional debt or refinance short-term notes payable for longer term securities.

In the normal course of business, UNUM enters into letters of credit, primarily to satisfy capital requirements related to certain subsidiary transactions. At June 30, 1998, UNUM had outstanding letters of credit of $150.2 million.

Effective February 13, 1998, UNUM's Board of Directors approved an expansion of the Company's stock repurchase program by authorizing an additional 4.6 million shares. At June 30, 1998, approximately 5.3 million shares of common stock remained authorized for repurchase. Through the first six months of 1998, UNUM acquired approximately 1.2 million shares of its common stock in the open market at an aggregate cost of $63.1 million.

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

LITIGATION

Refer to Note 5 "Litigation" for information.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 6 "New Accounting Pronouncements" for information.

UNUM Corporation and Subsidiaries
Form 10-Q
June 30, 1998

PART II.   OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of UNUM Corporation held on May 8, 1998, the following proposals were approved:
                                                                        Votes
                                            Votes        Votes       Withheld/
                                             For        Against     Abstentions
                                         -----------   ---------    -----------
1.  Ratification of the appointment of   117,672,772      88,782      197,714
    PricewaterhouseCoopers LLP, formerly
    Coopers & Lybrand L.L.P., as the
    Corporation's independent auditors
    for the year 1998.

UNUM Corporation and Subsidiaries
Form 10-Q
June 30, 1998

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                                                                           Page
(a) Exhibit Index

   12. Statement re:  Computation of ratio of earnings to fixed charges.     19

   15. Letter re:  Unaudited interim financial information.                  20

   27. Financial Data Schedules

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant with the United States Securities and Exchange Commission during the quarter ended June 30, 1998.

UNUM Corporation and Subsidiaries
Form 10-Q
June 30, 1998

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date August 4, 1998            /s/ ROBERT E. BROATCH
     --------------------      -----------------------------

                               Robert E. Broatch
                               Senior Vice President and
                               Chief Financial Officer


Date August 4, 1998            /s/ JOHN M. LANG, JR.
     --------------------      -----------------------------

                               John M. Lang, Jr.
                               Vice President and
                               Corporate Controller