Form 10-Q
period 1998-09-30
UNUM CORP
filed 1998-11-04
CIK 795581

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR
         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM              TO

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

             CLASS                         OUTSTANDING AT SEPTEMBER 30, 1998
COMMON STOCK, $0.10 PAR VALUE                      138,382,640 SHARES

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q

INDEX

                                                                        Page
Part I.  Financial Information

      Item 1.  Financial Statements

             Consolidated Statements of Income - Three Months and
               Nine Months Ended September 30, 1998, and 1997 (Unaudited)

             Consolidated Balance Sheets as of September 30, 1998,
               (Unaudited) and December 31, 1997

             Consolidated Statements of Cash Flows - Nine Months
               Ended September 30, 1998, and 1997 (Unaudited)

             Consolidated Statements of Comprehensive Income -
               Three Months and Nine Months Ended September 30, 1998, and 1997 (Unaudited)

             Notes to Consolidated Financial Statements (Unaudited)

             Independent Accountant's Review Report

      Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Part II.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K

Signatures

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q
C O N S O L I D A T E D   S T A T E M E N T S   O F   I N C O M E
                                      Three Months Ended      Nine Months Ended
                                         September 30,           September 30,
                                      ------------------      -----------------

(Unaudited - Dollars in millions, except
 per common share data)
                                        1998        1997         1998      1997
-------------------------------------------------------------------------------
REVENUES
Premiums                            $  977.2    $  833.8     $2,857.8  $2,403.2
Investment income                      164.9       164.3        493.4     495.5
Net realized investment gains (losses)   7.2         2.7         12.6      (2.5)
Fees and other income                   30.2        44.4         96.8     200.5
-------------------------------------------------------------------------------
  Total revenues                     1,179.5     1,045.2      3,460.6   3,096.7

BENEFITS AND EXPENSES
Benefits to policyholders              717.2       629.6      2,106.3   1,803.1
Interest credited                       12.2        16.4         35.6      68.7
Operating expenses                     212.0       197.0        646.9     573.8
Commissions                            117.9        94.1        384.4     306.1
Increase in deferred policy
  acquisition costs                    (42.5)      (33.7)      (175.1)   (115.7)
Interest expense                        12.6        10.4         36.6      31.2
-------------------------------------------------------------------------------
  Total benefits and expenses        1,029.4       913.8      3,034.7   2,667.2
-------------------------------------------------------------------------------
Income before income taxes             150.1       131.4        425.9     429.5

INCOME TAXES
Current                                 26.6        29.7         54.1      65.3
Deferred                                19.1        10.2         75.2      70.1
-------------------------------------------------------------------------------
  Total income taxes                    45.7        39.9        129.3     135.4
-------------------------------------------------------------------------------
NET INCOME                          $  104.4    $   91.5     $  296.6  $  294.1
===============================================================================
NET INCOME PER COMMON SHARE:
  Basic                             $   0.75    $   0.66     $   2.15  $   2.10
  Diluted                           $   0.74    $   0.64     $   2.10  $   2.05
===============================================================================
See notes to consolidated financial statements.

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q
C O N S O L I D A T E D   B A L A N C E   S H E E T S
                                               September 30, 1998  December 31,
(Dollars in millions)                                 (Unaudited)          1997
-------------------------------------------------------------------------------
ASSETS
Investments
 Fixed maturities available for sale-at fair value
  (amortized cost: 1998-$7,069.4; 1997-$6,893.0)        $ 7,697.1     $ 7,310.9
 Equity securities available for sale-at fair value
  (cost: 1998-$22.1; 1997-$21.1)                             28.5          30.7
 Mortgage loans                                           1,215.5       1,131.0
 Real estate, net                                           248.2         231.5
 Policy loans                                               138.0         128.5
 Other long-term investments                                  1.7           1.8
 Short-term investments                                     295.4         124.5
-------------------------------------------------------------------------------
   Total investments                                      9,624.4       8,958.9
Cash                                                         56.8          56.8
Accrued investment income                                   153.0         160.3
Premiums due                                                584.0         390.9
Deferred policy acquisition costs                         1,205.4       1,031.7
Property and equipment, net                                 225.9         196.2
Reinsurance receivables                                   1,779.8       1,441.2
Deposit assets                                              768.4         688.3
Other assets                                                502.5         486.2
Separate account assets                                      30.4          29.6
-------------------------------------------------------------------------------
   Total assets                                         $14,930.6     $13,440.1
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Future policy benefits                                 $ 2,436.9     $ 2,108.4
 Unpaid claims and claim expenses                         6,641.0       5,944.4
 Other policyholder funds                                   895.1       1,004.9
 Income taxes
  Current                                                    29.3          20.7
  Deferred                                                  603.5         496.2
 Notes payable                                              740.1         635.8
 Other liabilities                                          807.2         765.3
 Separate account liabilities                                30.4          29.6
-------------------------------------------------------------------------------
    Total liabilities                                    12,183.5      11,005.3
Stockholders' equity
 Preferred stock (par value $0.10 per share, authorized
  10,000,000 shares, none issued)
 Common stock (par value $0.10 per share, authorized
  240,000,000 shares, issued 199,975,916 shares)             20.0          20.0
 Additional paid-in capital                               1,138.9       1,123.0
 Unrealized gains, net                                      312.7         211.4
 Unrealized foreign currency translation adjustment         (16.3)        (16.0)
 Retained earnings                                        2,398.6       2,162.5
-------------------------------------------------------------------------------
                                                          3,853.9       3,500.9
 Less:
  Treasury stock, at cost (1998-61,593,276 shares;
   1997-61,703,924 shares)                                1,091.7       1,050.3
  Restricted stock deferred compensation                     15.1          15.8
-------------------------------------------------------------------------------
   Total stockholders' equity                             2,747.1       2,434.8

   Total liabilities and stockholders' equity           $14,930.6     $13,440.1
===============================================================================

See notes to consolidated financial statements.

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q
C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S
                                                              Nine Months Ended
                                                                 September 30,
                                                              -----------------

(Unaudited - Dollars in millions)                              1998        1997
-------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                   $296.6      $294.1
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Increase in future policy benefits and unpaid
  claims and claim expenses                                   831.3       550.9
 Increase in amounts receivable under reinsurance agreements (336.9)     (201.4)
 Increase in premiums due                                    (192.6)      (69.3)
 Increase in income tax liability                              69.7        45.4
 Increase in deferred policy acquisition costs               (172.4)     (114.1)
 Increase in deposit assets                                    (2.7)      (56.6)
 Recognition of deferred gain on sale of tax-sheltered
  annuities                                                    (2.7)      (69.1)
 Other                                                         90.2        (0.7)
-------------------------------------------------------------------------------
   Net cash provided by operating activities                  580.5       379.2

INVESTING ACTIVITIES:
Maturities of fixed maturities available for sale             275.1       234.3
Sales of fixed maturities available for sale                  439.0       506.7
Sales and maturities of other investments                      96.1       162.4
Purchases of fixed maturities available for sale             (862.5)     (866.4)
Purchases of other investments                               (228.5)     (154.4)
Net increase in short-term investments                       (170.4)      (67.0)
Net additions to property and equipment                       (31.0)      (26.6)
-------------------------------------------------------------------------------
   Net cash used in investing activities                     (482.2)     (211.0)

FINANCING ACTIVITIES:
Deposits and interest credited to investment contracts         76.7       252.1
Maturities and withdrawals from investment contracts         (174.0)     (273.7)
Dividends to stockholders                                     (60.5)      (59.4)
Treasury stock acquired                                       (65.0)     (240.8)
Proceeds from notes payable                                    50.0        --
Repayment of notes payable                                    (38.0)      (15.0)
Net increase in short-term debt                                92.5       120.0
Other                                                          20.2        22.7
-------------------------------------------------------------------------------
   Net cash used in financing activities                      (98.1)     (194.1)

Effect of exchange rate changes on cash                        (0.2)       (0.8)
-------------------------------------------------------------------------------
Net decrease in cash                                             --       (26.7)
Cash at beginning of year                                      56.8        77.9
-------------------------------------------------------------------------------
Cash at end of period                                        $ 56.8      $ 51.2
===============================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Income taxes                                                $ 29.4      $ 60.8
 Interest                                                    $ 40.5      $ 28.0

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  During the nine months ended September 30, 1997, in connection with contractholder and participant consents for assumption reinsurance related to the tax-sheltered annuity business UNUM sold in 1996, UNUM reduced its deposit assets by $2,147.0 million, policy loan assets by $102.1 million, other policyholder fund liabilities by $2,307.3 million, and separate account assets and liabilities by $505.6 million.
===============================================================================

See notes to consolidated financial statements.

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q
C O N S O L I D A T E D   S T A T E M E N T S   O F   C O M P R E H E N S I V E
I N C O M E
                                      Three Months Ended      Nine Months Ended
                                         September 30,           September 30,
                                      ------------------      -----------------

(Unaudited - Dollars in millions)       1998        1997         1998      1997
-------------------------------------------------------------------------------
Net income                            $104.4      $ 91.5       $296.6    $294.1

Other comprehensive income:

 Unrealized holding gains arising
  during the period, net                80.7        78.4        106.5      71.0
 Reclassification adjustment for
  realized gains included in net
   income, net                          (2.3)       (2.4)        (5.2)     (1.8)
-------------------------------------------------------------------------------
  Changes in unrealized gains, net      78.4        76.0        101.3      69.2

 Foreign currency translation
  adjustments                            0.5        (6.7)        (0.3)    (15.6)
-------------------------------------------------------------------------------

  Total other comprehensive income      78.9        69.3        101.0      53.6
-------------------------------------------------------------------------------

Comprehensive income                  $183.3      $160.8       $397.6    $347.7
===============================================================================

SUPPLEMENTAL DISCLOSURES OF COMPREHENSIVE INCOME INFORMATION:

Tax expense related to unrealized
 holding gains                        $ 33.9      $ 35.0       $ 46.4    $ 32.1
Tax expense related to reclassification
 adjustment for realized gains        $ (1.3)     $ (1.3)      $ (2.8)   $ (1.0)
===============================================================================

See notes to consolidated financial statements.

UNUM Corporation and Subsidiaries
Form 10-Q
Notes to Consolidated Financial Statements (Unaudited)
September 30, 1998

NOTE 1.  BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in the financial statements. Interim results for the three month and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. This report should be read in conjunction with the 1997 Form 10-K included in the 1997 Annual Report to stockholders of UNUM Corporation and subsidiaries ("UNUM") and Form 10-Q for the quarterly periods ended March 31, 1998, and June 30, 1998.

NOTE 2.  EARNINGS PER SHARE
---------------------------

The approximate number of shares used to calculate earnings per share ("EPS") was as follows:

                                        Three Months Ended     Nine Months Ended
                                           September 30,         September 30,
                                        ------------------    ------------------

(Shares in thousands)                   1998        1997       1998         1997
--------------------------------------------------------------------------------
Weighted average shares outstanding
 for basic EPS                       138,330     139,231    138,271      140,328

Effect of dilutive securities          2,875       3,119      3,185        2,912
--------------------------------------------------------------------------------

Weighted average shares outstanding
 for diluted EPS                     141,205     142,350    141,456      143,240
================================================================================

The following number of outstanding options to purchase shares were excluded from the diluted weighted average share calculation as the options' exercise prices were greater than the average market price.

                                         Three Months Ended    Nine Months Ended
                                            September 30,         September 30,
                                         ------------------    -----------------
(Options in thousands)                   1998        1997      1998         1997
--------------------------------------------------------------------------------
Antidilutive options outstanding        1,698           6       197           48
================================================================================

NOTE 3.  STOCKHOLDERS' EQUITY
-----------------------------

On October 9, 1998, UNUM's Board of Directors declared a fourteen and three quarters cents per share cash dividend. The dividend is payable on November 20, 1998, to common stockholders of record at the close of business on October 26, 1998. During the first nine months of 1998, a fourteen and one quarter cents per share cash dividend was paid on February 20, 1998, and fourteen and three quarters cents per share cash dividends were paid on May 15, 1998, and August 21, 1998.

Effective February 13, 1998, UNUM's Board of Directors approved an expansion of the Company's stock repurchase program by authorizing an additional 4.6 million shares. At September 30, 1998, approximately 5.3 million shares of common stock remained authorized for repurchase. Through the first nine months of 1998, UNUM acquired approximately 1.3 million shares of its common stock in the open market at an aggregate cost of $65.0 million.

NOTE 4.  LITIGATION
-------------------

In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at September 30, 1998. In some instances, these proceedings include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position or the consolidated operating results of UNUM.

On December 29, 1993, UNUM filed a suit in the United States District Court for the District of Maine, seeking a federal income tax refund. The suit was based on a claim for a deduction in certain prior tax years for $652 million in cash and stock distributed to policyholders in connection with the 1986 conversion of Union Mutual Life Insurance Company to a stock company. UNUM fully paid, and provided for in prior years' financial statements, the tax at issue in this litigation. On May 23, 1996, the District Court issued its decision that the distribution in question was not a deductible expenditure. On December 2, 1997, the United States Court of Appeals affirmed the decision of the District Court denying UNUM's claim for refund. UNUM filed a petition requesting that the United States Supreme Court review the decision of the United States Court of Appeals, which was denied October 5, 1998; no further appeal is available.

NOTE 5.  DERIVATIVE FINANCIAL INSTRUMENTS
-----------------------------------------

UNUM does not hold or issue derivative financial instruments for the purpose of trading. Historically, all positions UNUM has taken in derivative contracts have qualified for hedge accounting in accordance with the criteria established by Financial Accounting Standards ("FAS") 52,
"Foreign Currency Translation," and FAS 80, "Accounting for Futures Contracts." Upon entering a derivative contract, UNUM uses this criteria to evaluate the correlation of risk protection provided by a derivative contract to the risk created by market fluctuations to ensure hedge accounting is appropriate.

To hedge the anticipated issuance of long-term debt, UNUM had interest rate forward contracts with notional amounts of $150 million open at September 30, 1998. Accordingly, any gain or loss associated with these contracts will be deferred and recognized as an adjustment to the carrying amount of the underlying liability when the hedged transaction occurs.

NOTE 6.  SEGMENT INFORMATION
----------------------------

Summarized financial information for the four business segments and Corporate is as follows:

                                       Three Months Ended     Nine Months Ended
                                          September 30,          September 30,
                                       ------------------     ----------------

(Dollars in millions)                   1998        1997       1998       1997
------------------------------------------------------------------------------
REVENUES
Disability Insurance                $  677.8    $  609.3   $1,985.2   $1,743.4
Special Risk Insurance                 327.6       262.0      955.7      746.9
Colonial Products                      157.3       147.3      466.4      437.9
Retirement Products                     15.9        24.9       50.8      163.4
Corporate                                0.9         1.7        2.5        5.1
------------------------------------------------------------------------------
     Total revenues                 $1,179.5    $1,045.2   $3,460.6   $3,096.7
==============================================================================
INCOME (LOSS) BEFORE INCOME TAXES
Disability Insurance                $   91.4    $   81.7   $  269.3   $  232.8
Special Risk Insurance                  43.8        31.4      120.2       87.2
Colonial Products                       28.0        26.3       78.9       73.0
Retirement Products                      1.1         3.6        1.3       73.5
Corporate                              (14.2)      (11.6)     (43.8)     (37.0)
------------------------------------------------------------------------------
  Total income before income taxes     150.1       131.4      425.9      429.5
Income taxes                            45.7        39.9      129.3      135.4
------------------------------------------------------------------------------
Net income                          $  104.4    $   91.5   $  296.6   $  294.1
==============================================================================

                                           September 30,          December 31,
(Dollars in millions)                               1998                  1997
------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
Disability Insurance                           $ 9,348.4             $ 8,546.6
Special Risk Insurance                           2,348.5               1,821.6
Colonial Products                                1,513.6               1,334.7
Retirement Products                                986.8               1,115.9
Corporate                                          356.0                 254.0
Individual Participating Life and Annuity          377.3                 367.3
------------------------------------------------------------------------------
     Total assets                              $14,930.6             $13,440.1
==============================================================================

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                     --------------------------------------


To the Board of Directors and Stockholders
UNUM Corporation

We have reviewed the accompanying consolidated balance sheet of UNUM Corporation and subsidiaries as of September 30, 1998, and the related consolidated statements of income and comprehensive income for the three month and nine month periods ended September 30, 1998, and 1997, and consolidated statements of cash flows for the nine month periods then ended. These financial statements are the responsibility of the Company's management.

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



/s/ PRICEWATERHOUSECOOPERS  LLP

Portland, Maine
October 21, 1998

UNUM Corporation and Subsidiaries
Form 10-Q
September 30, 1998

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

FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 ("the Act") provides a "safe harbor" for forward-looking statements which are identified as such and are accompanied by the identification of important factors which could cause a material difference from the forward-looking statements. UNUM claims the protection afforded by the safe harbor in the Act. Certain information contained in this discussion, or in any other written or oral statements made by UNUM, are or may be considered as forward-looking; for example, disclosures regarding "Quantitative and Qualitative Information
About Market Risk," the "Year 2000 Issue" and claims experience discussed in the Disability Insurance segment contain such information. Forward-looking statements are those not based on historical information, but rather, relate to future operations, strategies, financial results or other developments, and contain terms such as "may," "expects," "should,"
"believes," "anticipates," "intends," "estimates," "projects,"
"goals," "objectives" or similar expressions. Although UNUM has used appropriate care in developing forward-looking statements, such statements are based upon estimates and assumptions that are subject to significant risks, business, economic and competitive uncertainties, and other factors, many of which are beyond UNUM's control or, with respect to future business decisions, are subject to change.

Inherent in UNUM's business are certain risks and uncertainties.
Therefore, UNUM cautions the reader that revenues and income could differ materially from those expected to occur depending on factors which may be global or national in scope, related to the insurance industry generally, or applicable to UNUM specifically. Such factors are general economic conditions including changes in interest rates and the performance of financial markets, changes in domestic and foreign laws, regulations and taxes, competition, industry consolidation, competitor demutualization, credit risks and other factors. Insurance reserve liabilities can fluctuate as a result of changes in numerous factors, and such fluctuations can have material positive or negative effects on net income. The factors include, but are not limited to, interest rates, incidence rates and recovery rates. Incidence and recovery rates may be influenced by many factors, including but not limited to, the emergence of new diseases, new trends and developments in medical treatments, general economic and societal conditions of the markets where UNUM has operations, and the effectiveness of risk management programs. UNUM disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

CONSOLIDATED OVERVIEW

Net income for the quarter ended September 30, 1998, was $104.4 million, or $0.74 per diluted share, as compared with net income of $91.5 million, or $0.64 per diluted share, for the same quarter in 1997. For the nine months ended September 30, 1998, net income was $296.6 million, or $2.10 per diluted share, as compared with $294.1 million, or $2.05 per diluted share, for the same period in 1997. Total revenue for third quarter 1998 and 1997 was $1,179.5 million and $1,045.2 million, respectively. For the nine months ended September 30, 1998, total revenue was $3,460.6 million compared with $3,096.7 million for the same period in 1997.

A comparison of net income is impacted by the inclusion of realized investment gains or losses and a special item that occurred in the first, second and third quarter of 1997. This management's discussion and analysis discusses the results of operations on a pretax operating income basis, which is defined as income (loss) before income taxes exclusive of realized investment gains (losses) and special items. Special items are excluded from pretax operating income as management considers them to be unusual, and also believes a discussion of the results on a pretax operating income basis provides a better understanding of the results of operations. The following table summarizes pretax operating income (loss) for the four business segments and Corporate for the three months and nine months ended September 30, 1998, and 1997, and is followed by a discussion of the 1997 special item and a reconciliation of income (loss) before income taxes to pretax operating income (loss).

                                   Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                                   --------------------    ---------------------
(Dollars in millions)             1998    1997   Change    1998    1997   Change
--------------------------------------------------------------------------------
SUMMARY OF PRETAX OPERATING
 INCOME (LOSS)
  Disability Insurance Segment  $ 86.2  $ 80.1   7.6%    $259.1  $234.7    10.4%
  Special Risk Insurance Segment  43.0    30.8  39.6      118.8    86.3    37.7
  Colonial Products Segment       27.7    26.1   6.1       78.2    73.4     6.5
  Retirement Products Segment      0.2     1.5 (86.7)       1.0     4.7   (78.7)
  Corporate                      (14.2)  (11.5) 23.5      (43.8)  (36.2)   21.0
--------------------------------------------------------------------------------
     Total pretax operating
      income                    $142.9  $127.0  12.5%    $413.3  $362.9    13.9%
================================================================================

UNUM reported increased pretax operating income for the three months and nine months ended September 30, 1998, as compared with the same periods in 1997. The increase was primarily attributable to improved pretax operating income for the Special Risk Insurance and Disability Insurance segments, primarily attributable to solid premium growth in each segment. See the segment discussions that follow for a more detailed analysis of operating results.

SPECIAL ITEM IN FIRST, SECOND AND THIRD QUARTER 1997
----------------------------------------------------

UNUM Life Insurance Company of America and First UNUM Life Insurance Company closed the sale of their respective tax-sheltered annuity ("TSA") businesses to The Lincoln National Life Insurance Company and Lincoln
Life & Annuity Company of New York, both subsidiaries of Lincoln National Corporation, on October 1, 1996. The sale resulted in a deferred pretax gain, of which $1.7 million and $69.1 million were recognized in income, as fees and other income in the Retirement Products segment, during the three months and nine months ended September 30, 1997, respectively.

RECONCILIATION OF INCOME (LOSS) BEFORE INCOME TAXES TO PRETAX OPERATING INCOME
(LOSS)
------------------------------------------------------------------------------

The following table reconciles income (loss) before income taxes to pretax operating income (loss) for the four business segments and Corporate for the three months and nine months ended September 30, 1998, and 1997:


                           Disability Special Risk  Colonial   Retirement            Consolidated
                           Insurance  Insurance     Products   Products   Corporate      UNUM
(Dollars in millions)
--------------------------------------------------------------------------------------------------
Three Months Ended September 30, 1998:
--------------------------------------
Income (loss) before
 income taxes             $ 91.4      $ 43.8        $28.0    $ 1.1        $(14.2)    $150.1
Exclude realized
 investment gains           (5.2)       (0.8)        (0.3)    (0.9)          --        (7.2)
--------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME
 (LOSS)                   $ 86.2      $ 43.0        $27.7    $ 0.2        $(14.2)    $142.9
==================================================================================================

Three Months Ended September 30, 1997:
--------------------------------------
Income (loss) before
 income taxes             $ 81.7      $ 31.4        $26.3    $ 3.6        $(11.6)    $131.4
Exclude realized investment
 (gains) losses             (1.6)       (0.6)        (0.2)    (0.4)          0.1       (2.7)
--------------------------------------------------------------------------------------------------
                            80.1        30.8         26.1      3.2         (11.5)     128.7
Special item:
 TSA deferred gain
  recognition                --          --           --      (1.7)          --        (1.7)
--------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME
 (LOSS)                   $ 80.1      $ 30.8        $26.1    $ 1.5        $(11.5)    $127.0
==================================================================================================

Nine Months Ended September 30, 1998:
-------------------------------------
Income (loss) before
 income taxes             $269.3      $120.2        $78.9    $ 1.3        $(43.8)    $425.9
Exclude realized investment
 gains                     (10.2)       (1.4)        (0.7)    (0.3)          --       (12.6)
--------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME
 (LOSS)                   $259.1      $118.8        $78.2    $ 1.0        $(43.8)    $413.3
==================================================================================================

Nine Months Ended September 30, 1997:
-------------------------------------
Income (loss) before
 income taxes             $232.8      $ 87.2        $73.0    $73.5        $(37.0)    $429.5
Exclude realized investment
 (gains) losses              1.9        (0.9)         0.4      0.3           0.8        2.5
--------------------------------------------------------------------------------------------------
                           234.7        86.3         73.4     73.8         (36.2)     432.0
Special item:
  TSA deferred gain
   recognition              --           --            --    (69.1)          --       (69.1)
--------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME
 (LOSS)                   $234.7      $ 86.3        $73.4    $ 4.7        $(36.2)    $362.9
==================================================================================================

PREMIUMS:
---------

Premiums for the three months and nine months ended September 30, 1998, and
1997, are summarized by segment in the following table.
                         Three Months Ended             Nine Months Ended
                            September 30,                  September 30,
                       ------------------------   ------------------------------
(Dollars in millions)  1998     1997     Change       1998      1997      Change
--------------------------------------------------------------------------------
Disability Insurance
  Group Long Term
   Disability        $355.6   $314.3     13.1%    $1,032.5  $  900.9      14.6%
  Group Short Term
   Disability          71.0     52.5     35.2        200.8     149.3      34.5
  UNUM Limited         43.7     35.8     22.1        122.1     109.4      11.6
  Individual Products  33.4     24.6     35.8         93.6      69.7      34.3
  Other Disability
   Insurance           37.8     41.1     (8.0)       133.5     112.6      18.6
--------------------------------------------------------------------------------
   Total              541.5    468.3     15.6      1,582.5   1,341.9      17.9
Special Risk Insurance
  Group Life          163.4    134.1     21.8        477.0     386.2      23.5
  Other Special Risk
   Products           132.8     99.9     32.9        381.3     277.5      37.4
--------------------------------------------------------------------------------
   Total              296.2    234.0     26.6        858.3     663.7      29.3
Colonial Products     138.6    130.8      6.0        414.1     392.2       5.6
Retirement Products     0.9      0.7     28.6          2.9       5.4     (46.3)
--------------------------------------------------------------------------------
   Total premiums    $977.2   $833.8     17.2%    $2,857.8  $2,403.2      18.9%
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

                               Three Months Ended     Nine Months Ended
                                  September 30,          September 30,
                               ------------------     -----------------
(Dollars in millions)          1998          1997     1998         1997
 ----------------------------------------------------------------------
Disability Insurance
  Group Long Term Disability  $ 9.8         $10.0    $23.2        $13.8
  UNUM Limited                  0.1           1.4      0.3          2.6
  Other Disability Insurance     --           2.1     29.8          2.1
Special Risk Insurance
  Group Life                     --           0.1       --          0.1
  Other Special Risk Products    --            --      5.1           --
-----------------------------------------------------------------------
   Total                      $ 9.9         $13.6    $58.4        $18.6
=======================================================================

PRETAX OPERATING INCOME (LOSS) BY SEGMENT:
------------------------------------------

The following sections discuss the results of the four business segments and Corporate for the three months and nine months ended September 30, 1998, and 1997. Within these business segment discussions, reference is made to pretax operating income (loss), which excludes realized investment gains (losses) and the special item previously defined.

DISABILITY INSURANCE SEGMENT

For the three months and nine months ended September 30, 1998, the Disability Insurance segment reported increased pretax operating income as compared with the same periods in 1997. The increase was primarily attributable to premium growth across the segment and favorable expense growth for group long term disability ("group LTD") and UNUM Limited businesses. Partially offsetting these improvements were higher benefit ratios in the major product lines and unfavorable expense growth in several other product lines.

During 1998, market interest rates have fallen to historical low levels. Management expects the reserve discount rate for certain disability lines will likewise decline as current cash flows are invested in assets at current yields, which are below the composite yield of existing assets purchased in prior years, resulting in higher claim liabilities. Management expects to price new business and reprice existing business, at contract renewal dates, to mitigate the effect on new claim liabilities from this decline in interest rates. However, given the competitive market conditions for UNUM's disability products in the United States and the United Kingdom, it is uncertain whether pricing actions can mitigate the entire effect of interest rate declines.

Group LTD's pretax operating income increased for the three months and nine months ended September 30, 1998, as compared with the same periods in 1997, primarily driven by solid premium growth and a favorable expense ratio.
The premium growth improvement was primarily the result of strong persistency, reflecting positive results from customer service actions and the impact from continuing sales growth during recent quarters. Partially offsetting these favorable factors was a higher benefit ratio, largely the result of increased levels of claims incidence, an increase in the average size of claims and a longer duration of claims compared with the same periods in 1997. As discussed in the section titled Forward-Looking Information, certain risks and uncertainties are inherent in UNUM's business. Components of claims experience, including but not limited to, incidence levels and claims duration, may continue for some period of time at the higher levels experienced in 1998. Therefore, management continues to monitor claims experience in group LTD and responds to changes by periodically adjusting prices, refining underwriting guidelines, changing product features and strengthening risk management policies and procedures.

Pretax operating income for group short term disability ("group STD") for the three months and nine months ended September 30, 1998, increased as compared with the same periods in 1997. Additional premium growth resulting from record sales and strong persistency continued to be the major contributor of the improved pretax operating income, reflecting UNUM's continuing emphasis on cross-selling group STD products with other UNUM group products, as well as increasing large case sales. Partially offsetting the increase was an unfavorable change in the benefit ratio, primarily resulting from an increase in incidence levels and larger size cases.

UNUM Limited's pretax operating income declined for the three months and nine months ended September 30, 1998, as compared with the same periods in 1997. The decline was primarily due to an increased benefit ratio generally resulting from a longer duration of claims. Favorable expense growth partially offset this decline.

Individual Products showed improved pretax operating income for the three month and nine month periods ended September 30, 1998, in comparison with the same periods in the prior year. Favorable results were largely a result of the significant increase in premiums, driven by strong sales growth in recent quarters, partially offset by an unfavorable benefit ratio change.

The non-cancellable ID business contributed to the segment's increased pretax operating income for the nine months ended September 30, 1998, primarily from a favorable benefit ratio.

SPECIAL RISK INSURANCE SEGMENT

The Special Risk Insurance segment reported increased pretax operating income for the third quarter of 1998, as compared with the same quarter in 1997. Continuing premium growth across most major product lines, resulting from strong sales and favorable persistency, coupled with lower benefit ratios in several product lines were the primary reasons for the improvement. In addition, the increase was attributable to improved investment income for the segment, additional fee income primarily from the reinsurance underwriting management operations and lower expense ratios for certain product lines. Favorable factors were partially offset by increased benefit ratios in certain other product lines.

During the nine months ended September 30, 1998, pretax operating income for the segment was favorably affected by premium growth for the segment, improved benefit ratios in the group life product lines and increased fee income from the reinsurance underwriting management operations. Also contributing to the favorable results were additional investment income across most product lines and a lower expense ratio in the group life product line, as compared with the same period in 1997. Partially offsetting these factors were increased benefit and expense ratios in certain other product lines.

COLONIAL PRODUCTS SEGMENT

During the third quarter of 1998, pretax operating income increased in the Colonial Products segment as compared with the third quarter of 1997. The primary contributors to the increase were an increase in investment income across all products and a lower benefit ratio in the accident, sickness and disability product line. These favorable factors were partially offset by a higher benefit ratio and increased interest credited in the life product line, and a higher expense ratio for the segment. The increase in interest income and interest credited is largely due to the assumption of an existing block of worksite-marketed universal life insurance under a reinsurance agreement Colonial entered into in the third quarter of 1998.

For the nine months ended September 30, 1998, the Colonial Products segment's pretax operating income was favorably affected by increased investment income across all products and a lower benefit ratio in the accident, sickness and disability product line as compared with the same period in 1997. A higher benefit ratio in the cancer and life product lines in addition to an increase in interest credited and higher expense ratios for the segment partially offset these favorable items. In addition to the reinsurance agreement described above, Colonial entered into a similar transaction during the second quarter of 1997 that has contributed to the increase in investment income and interest credited for the nine months ended September 30, 1998.

During the three month and nine month periods ended September 30, 1998, sales in this segment declined in comparison with 1997, which may negatively affect future premium growth. In its efforts to improve sales and premium, Colonial's management continues to focus on rebuilding its distribution system through recruiting, training and strengthening sales management.

RETIREMENT PRODUCTS SEGMENT

The Retirement Products segment includes products no longer actively marketed by UNUM. For the three months and nine months ended September 30, 1998, the segment reported decreased pretax operating income as compared with the same periods in 1997. UNUM expects these blocks of business to continue to decline in size over several years and experience earnings volatility, reflecting their run-off nature.

CORPORATE

For the three month and nine month periods ended September 30, 1998, as compared with the same periods in 1997, the increased pretax operating loss in Corporate was due primarily to higher interest expense and decreased investment income.

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

At September 30, 1998, UNUM had $196.1 million and $544.0 million of short-term and long-term debt, respectively. Approximately $356 million was available for additional financing under the existing revolving credit facility and $450 million of investment grade debt instruments was available for issuance under the shelf registration. Relative to the shelf registration, and as discussed in Footnote 5 "Derivative Financial Instruments," management anticipates issuing long-term debt. Contingent upon market conditions and corporate needs, management may issue additional debt or refinance short-term notes payable for longer term securities.

In the normal course of business, UNUM enters into letters of credit, primarily to satisfy capital requirements related to certain subsidiary transactions. At September 30, 1998, UNUM had outstanding letters of credit of $150.9 million.

Effective February 13, 1998, UNUM's Board of Directors approved an expansion of the Company's stock repurchase program by authorizing an additional 4.6 million shares. At September 30, 1998, approximately 5.3 million shares of common stock remained authorized for repurchase. Through the first nine months of 1998, UNUM acquired approximately 1.3 million shares of its common stock in the open market at an aggregate cost of $65.0 million.

RATINGS

Standard & Poor's Corporation ("S&P") has changed the name of its insurance ratings from "claims-paying ability" to "financial strength" ratings. Coincident with this change, S&P has also changed the keyword definitions associated with each category. UNUM America, First UNUM and Colonial retain their "AA" ratings, which are now described as "very strong" for financial strength versus the previous description of "excellent" for claims-paying ability.

DERIVATIVES

Refer to Note 5 "Derivative Financial Instruments" for information.

LITIGATION

Refer to Note 4 "Litigation" for information.

YEAR 2000 ISSUE

The following discussion regarding the Year 2000 Issue contains forward-looking statements, and should be read in conjunction with the Forward-Looking Information disclosure made at the beginning of the Management's Discussion and Analysis.

The year 2000 issue relates to whether computer systems will properly recognize date-sensitive information when the year changes to 2000. This inability to recognize the year 2000 may cause systems to process critical financial and operational information incorrectly. This, in turn, could cause disruptions of normal business operations, including the inability to process claims, bill and collect premium, and manage investment activities. UNUM has a corporate-wide program underway to address the year 2000 issue relating to its internal computer systems and critical dependencies of our business including suppliers, business partners, customers, facilities and telecommunications.

UNUM has determined that it is required to modify or replace significant portions of its software so its computer systems will properly function using dates beyond December 31, 1999. Management is utilizing both internal and external resources to reprogram, or replace, and test the software for year 2000 compliance. UNUM's program for the year 2000 is organized into a number of phases for rectifying its internal computer systems, including assessment, code remediation, testing, and deployment.

As of September 30, 1998, UNUM has completed the assessment phase for virtually all its critical systems and for more than 85% of its non-critical systems. Code remediation of UNUM's critical systems is more than 90% complete with the majority of those remediated completing the testing phase. Greater than 70% of the non-critical systems have been remediated, with testing currently in progress. Deployment is underway for certain critical and non-critical systems. Management expects to substantially complete the program for its critical systems by December 31, 1998, and complete all phases for its non-critical systems and remaining critical systems by June 30, 1999.

In addition, UNUM is assessing critical external dependencies, including suppliers, business partners and customers, and non-systems aspects of the business such as facilities and telecommunication. As part of this due diligence program, UNUM has sent year 2000 compliance questionnaires to critical third party suppliers, is reviewing responses received, performing cross-checks against other publicly available information and conducting due diligence meetings. UNUM is performing site visits to certain third party businesses, determining the frequency and timing of follow-up site visits, and planning to test specific systems for compliance. To date, no significant issues from critical external dependencies have been identified; however, there can be no guarantee that the computer systems of these third parties will be year 2000 compliant. UNUM is developing contingency plans to alleviate the potential business impact of third parties not being year 2000 compliant. Management expects these plans to be finalized and ready for implementation in second quarter 1999.

UNUM estimates that total internal (opportunity costs) and external (out-of-pocket) costs for addressing the year 2000 issue will range from $70 million to $80 million, which are expensed as incurred. As the majority of costs are internal reallocation of resources, only the external costs are incremental to UNUM's financial results. As of September 30, 1998, UNUM has incurred approximately $44 million in connection with rectifying its internal computer systems. The costs of the project and the date on which UNUM plans to complete year 2000 modifications are based on management's best estimates, derived using numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

Failure by UNUM to make the required modifications to existing systems and conversions to new systems in a timely manner, or failure by third parties to successfully address year 2000 issues could have a material adverse effect on UNUM's results of operations, liquidity or capital resources; however, the potential impact and related costs, if any, are not known at this time. While management does not anticipate a material adverse effect, UNUM is developing contingency plans that would allow UNUM to devote its financial and personnel resources to correct the problem as soon as possible if UNUM's systems were to be non-compliant. With regard to non-compliance resulting from third party failure, contingency plans are being developed, as previously discussed, to attempt to mitigate the extent of this potential impact.

UNUM Corporation and Subsidiaries
Form 10-Q
September 30, 1998

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                                                                            Page
(a)  Exhibit Index

   12.  Statement re:  Computation of ratio of earnings to fixed charges.

   15.  Letter re:  Unaudited interim financial information.

   27.  Financial Data Schedules

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant with the United States Securities and Exchange Commission during the quarter ended September 30, 1998.

UNUM Corporation and Subsidiaries
Form 10-Q
September 30, 1998

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date November 4, 1998          /S/  ROBERT E. BROATCH
     --------------------      -----------------------------
                               Robert E. Broatch
                               Senior Vice President and
                               Chief Financial Officer




Date November 4, 1998          /S/  JOHN M. LANG, JR.
     --------------------      ------------------------------
                               John M. Lang, Jr.
                               Vice President and
                               Corporate Controller