Form 10-K405
period 1998-12-31
UNUM CORP
filed 1999-04-01
CIK 795581

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

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

       Registrant's telephone number, including area code: (207) 770-2211

          Securities registered pursuant to Section 12(b) of the Act:


Title of each class                              Name of each exchange on which registered
----------------------------------------------   ------------------------------------------
Common stock, $0.10 par value                           New York Stock Exchange
                                                        Pacific Exchange
Preferred stock purchase rights                         New York Stock Exchange
                                                        Pacific Exchange
8.8% Junior Subordinated Deferrable Interest            New York Stock Exchange
 Debentures, Series A, Due 2025
6.75% Notes, due 2028                                   New York Stock Exchange

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


     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 19, 1999, was approximately $6,721,800,000.

     As of February 19, 1999, 138,905,041 shares of the registrant's common stock were outstanding.

     Exhibit Index appears on page 80.

================================================================================

                               TABLE OF CONTENTS


                                    PART I

Item                                                                                               Page
----                                                                                               ----
1.     Business .................................................................................    1
       A. Description of Business ...............................................................    1
       B. Disability Insurance Segment ..........................................................    2
       C. Special Risk Insurance Segment ........................................................    4
       D. Colonial Products Segment .............................................................    5
       E. Retirement Products Segment ...........................................................    5
       F. Investments ...........................................................................    5
       G. Risk Management and Reinsurance .......................................................    5
       H. Reserves ..............................................................................    6
       I. Employees .............................................................................    6
       J. Competition ...........................................................................    6
       K. Regulation ............................................................................    6
       L. Participation Fund Account ............................................................    7
2.     Properties ...............................................................................    7
3.     Legal Proceedings ........................................................................    7
4.     Submission of Matters to a Vote of Security Holders ......................................    7

                                                 PART II
5.     Market for the Registrant's Common Equity and Related Stockholder Matters ................    8
6.     Selected Financial Data ..................................................................    9
7.     Management's Discussion and Analysis of Financial Condition and Results of Operations ....   10
7A.    Quantitative and Qualitative Information about Market Risk ...............................   26
8.     Financial Statements and Supplementary Data ..............................................   27
9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .....   62

                                                 PART III
10.    Directors and Executive Officers of the Registrant .......................................   62
       A. Directors of the Registrant ...........................................................   62
       B. Executive Officers of the Registrant ..................................................   63
11.    Executive and Director Compensation ......................................................   64
12.    Security Ownership of Certain Beneficial Owners and Management ...........................   69
13.    Certain Relationships and Related Transactions ...........................................   71

                                                 PART IV
14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K ..........................   71
       Signatures ...............................................................................   72
       Index to Exhibits ........................................................................   80

                                               UNUM Corporation and Subsidiaries

                                    PART I


Item 1. BUSINESS

A. Description of Business

     UNUM Corporation is a Delaware insurance holding company organized in 1985. Operations of its subsidiaries, described below, account for substantially all of UNUM Corporation and subsidiaries' ("UNUM") consolidated assets and revenues. UNUM Corporation is based in Portland, Maine, and through its affiliates has operations in North America, the United Kingdom, the Pacific Rim and Latin America. UNUM is:

     o the leading provider of group long term disability insurance ("group LTD") in the United States and the United Kingdom;

     o the leading provider of group short term disability insurance ("group STD") in the United States; and

     o a major provider of group life, individual disability ("ID"), long term care ("LTC") insurance, special risk reinsurance operations and payroll-deducted voluntary employee benefit products.

UNUM conducts operations in North America through wholly-owned subsidiaries including:

     o UNUM Life Insurance Company of America ("UNUM America"), a Maine life insurance company licensed in 49 states, the District of Columbia and Canada;

     o First UNUM Life Insurance Company ("First UNUM"), a New York life insurance company;

     o Colonial Companies, Inc. ("Colonial Companies"), a Delaware holding company whose wholly-owned subsidiary, Colonial Life & Accident Insurance Company ("Colonial"), is a South Carolina life insurance company licensed in 49 states and the District of Columbia;

     o    Duncanson & Holt, Inc. ("D&H"), a New York corporation; and

     o Options and Choices, Inc. ("OCI"), based in Wyoming and acquired in 1997, which delivers integrated information and analysis to help organizations manage their health and disability program costs.

UNUM's United Kingdom operations are conducted by:

     o UNUM Limited, a wholly-owned subsidiary of UNUM European Holding Company, which is wholly-owned by UNUM Corporation; and

     o    Duncanson & Holt Europe Ltd., a wholly-owned subsidiary of D&H.

UNUM's Pacific Rim operations are led by:

     o UNUM Japan Accident Insurance Company Limited ("UNUM Japan") a wholly-owned Japanese non-life insurance company established in 1994.

UNUM's Latin America operations are led by:

     o Boston Compania Argentina de Seguros SA ("Boston Seguros"), a general lines property/casualty, life and workers' compensation insurance company, purchased in 1997 and based in Argentina.

     On November 22, 1998, UNUM entered into an agreement with Provident Companies Inc. ("Provident"), pursuant to which UNUM and Provident will merge under the name UNUMProvident Corporation ("UNUMProvident"). Under the merger agreement ("the merger"), each outstanding share of Provident common stock will be reclassified and converted into 0.73 of a share of UNUMProvident common stock and each outstanding share of UNUM common stock will be converted into one share of UNUMProvident common stock. The merger will be accounted for as a pooling of interests.

     The transaction is expected to be completed by midyear 1999, and is subject to clearance or approval by certain federal and state regulators, approval by shareholders of both companies, and customary closing conditions. Shareholders who collectively have beneficial ownership representing approximately 26% of Provident's common stock have agreed to vote in favor of the merger. As a result of the merger, approximately 58% of UNUMProvident will be owned by current UNUM shareholders immediately prior to the merger and 42% of UNUMProvident by current Provident shareholders immediately prior to the merger.

     In October 1996, UNUM America and First UNUM closed the sale of their group tax-sheltered annuity ("TSA") businesses to two insurance subsidiaries of Lincoln National Corporation. The sale involved approximately 1,700 group contractholders and assets under management of approximately $3.3 billion. The contracts were initially reinsured on an indemnity basis. Upon consent of the TSA contractholders and participants, the contracts are considered reinsured on an assumption basis, legally releasing UNUM America and First UNUM from future contractual obligation. As of December 31, 1998, consents for assumption reinsurance have been received relating to substantially all assets under management.

B. Disability Insurance Segment

     The Disability Insurance segment, which in 1998 accounted for 57% and 59% of UNUM's revenues and income before income taxes, respectively, includes disability products offered in North America, the United Kingdom and Japan. UNUM America and First UNUM market their group insurance and individual insurance products, included in the Disability Insurance and Special Risk Insurance segments, through a network of 40 offices in the United States and Canada utilizing brokers. As of December 31, 1998, these branch offices were organized into five regions and were staffed with approximately 1,140 management, sales, service and administrative personnel.

-------------------------------------------------------------------------------------------------------------------------
   Product                 Description                          Customer Focus                      Other Information
-------------------------------------------------------------------------------------------------------------------------
                                                 UNUM America and First UNUM
-------------------------------------------------------------------------------------------------------------------------
 Group LTD   Coverage for loss of earned            Employer groups consisting of         Group LTD is UNUM's principal
             income due to injury or sickness,      executive, administrative,            product. Since 1976, UNUM
             effective after a waiting period, to   management personnel;                 America and First UNUM
             specified maximums as a                professionals such as educators,      combined have been the leading
             percentage of income and length        consultants, health care providers,   provider of group LTD, based on
             of time.                               accountants and engineers.            inforce cases and premium,
                                                                                          according to Employee Benefit
                                                                                          Plan Review.
                                                                                          Sold primarily on a basis
                                                                                          permitting periodic repricing to
                                                                                          address the underlying claims
                                                                                          experience and the interest rate
                                                                                          environment.
-------------------------------------------------------------------------------------------------------------------------
 Group STD   Coverage for loss of earned            Employer groups consisting of         UNUM America and First UNUM
             income due to injury or sickness,      executive, administrative,            combined are the leading provider
             effective immediately for              management personnel;                 of group STD based on premium
             accidents, and after one week for      professionals such as educators,      and inforce lives according to
             sickness, for up to 26 weeks, to       consultants, health care providers,   Employee Benefit Plan Review
             specified maximums as a                accountants and engineers.            for 1997.
             percentage of income.
                                                                                          Sold primarily on a basis
                                                                                          permitting periodic repricing to
                                                                                          address the underlying claims
                                                                                          experience and the interest rate
                                                                                          environment.
-------------------------------------------------------------------------------------------------------------------------
 LTC         Pays a benefit upon the loss of        Group LTC is offered to employer      Marketed on a guaranteed
             two or more Activities of Daily        groups of 15 or more participants.    renewable basis. All policies cover
             Living (e.g. bathing, dressing,        Groups can offer coverage to          costs related to licensed nursing
             feeding) and the insured's             retirees and employees, and their     home care; optional coverage is
             requirement of standby assistance      spouses, parents and grandparents.    available for professional and/or
             or cognitive impairment; pays on                                             informal home care and inflation
             an indemnity basis, regardless of      Individual LTC is offered on a        protection.
             expenses incurred, up to a lifetime    single customer basis and to
             maximum.                               smaller employer groups.
-------------------------------------------------------------------------------------------------------------------------

                                               UNUM Corporation and Subsidiaries


-------------------------------------------------------------------------------------------------------------------------
      Product                   Description                        Customer Focus                     Other Information
-------------------------------------------------------------------------------------------------------------------------
                                                  UNUM America and First UNUM
-------------------------------------------------------------------------------------------------------------------------
 Lifelong Disability Coverage for loss of earned        Professionals, corporate            UNUM America and First UNUM
 Protection          income due to injury or sickness.  executives, business owners, and    combined are a major provider of
 ("LDP")                                                administrative support personnel.   individual disability income
                                                                                            policies measured by inforce
                                                                                            premium for the United States and
                                                                                            Canada, according to the Life
                                                                                            Insurance Marketing Research
                                                                                            Association's 1997 Individual
                                                                                            Health Issues and Inforce Survey.
                                                                                            Issued on a guaranteed renewable
                                                                                            basis, with the right to reprice
                                                                                            inforce policies subject to
                                                                                            regulatory approval.
                                                                                            Provides benefits and transitional
                                                                                            support for moderate disabilities,
                                                                                            with richer benefits for severe
                                                                                            disabilities. Common options
                                                                                            include additional coverage for
                                                                                            catastrophic injury or illness and
                                                                                            an option to convert to an LTC
                                                                                            policy at retirement age.
-------------------------------------------------------------------------------------------------------------------------
 Association         Coverage for loss of earned        Members of professional             UNUM America is a leading
 disability          income due to injury or sickness.  associations.                       provider of disability insurance in
                                                                                            the association marketplace.
                                                                                            UNUM introduced new
                                                                                            conditionally renewable products
                                                                                            in 1997.
-------------------------------------------------------------------------------------------------------------------------
 LTD reinsurance     Reinsurance of other insurance     Insurance companies participating   Managed by Duncanson & Holt
                     companies' LTD insurance risks.    in reinsurance facilities.          Services, Inc., a leading manager
                                                                                            of group LTD reinsurance in the
                                                                                            United States and a wholly-owned
                                                                                            subsidiary of D&H.
-------------------------------------------------------------------------------------------------------------------------
 Non-cancellable     No longer actively marketed by UNUM America or First UNUM in the       Refer to Item 8 Note 6
 ID products         United States.                                                         "Reinsurance" for a detailed
                                                                                            discussion of reinsurance coverage
                                                                                            of the active life reserves of
                                                                                            UNUM America's existing United
                                                                                            States non-cancellable ID block of
                                                                                            business by Centre Life
                                                                                            Reinsurance Limited.
-------------------------------------------------------------------------------------------------------------------------
                                                           UNUM Limited
-------------------------------------------------------------------------------------------------------------------------
 Group LTD           Similar to United States product.                                      The leading provider of group
                                                                                            LTD insurance in the United
                                                                                            Kingdom, based on premium
                                                        Executive, administrative and       revenue, per ERC Frankona
                                                        management personnel and other      Reassurance Ltd's annual group
                                                        professionals.                      risk survey for 1997.
--------------------------------------------------------                                    -----------------------------
 Individual          Similar to United States product,                                      Marketed through a network of
 disability          subject to local welfare                                               independent financial advisors and
                     regulations.                                                           selected United Kingdom
                                                                                            insurance companies.
-------------------------------------------------------------------------------------------------------------------------
                                                            UNUM Japan
-------------------------------------------------------------------------------------------------------------------------
 Group and           Similar to United States products. Executive, administrative and       Marketed through contracted
 individual LTD                                         management personnel and other      independent agents and brokers.
                                                        professionals.
-------------------------------------------------------------------------------------------------------------------------
 Credit LTD          Protection for mortgage/home       Salaried workers.                   Marketed through banks and
                     lease payments in the event of                                         credit unions.
                     disability.
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
     Product                   Description                         Customer Focus                    Other Information
-------------------------------------------------------------------------------------------------------------------------
LTD reinsurance   Assumption of certain insurance       Insurance companies participating   Primarily quota share coinsurance
                  risk through long term disability     in reinsurance facilities.          with the direct insurer subject to
                  reinsurance operations for policies                                       compliance with UNUM Japan's
                  in Japan and Hong Kong.                                                   risk management standards for
                                                                                            pricing, underwriting and claims
                                                                                            management.

     Refer to Item 7 under the caption "Disability Insurance Segment" and Item 8 Note 16 "Segment Information" for more information.

C. Special Risk Insurance Segment

     The Special Risk Insurance segment in 1998 accounted for 28% and 31% of UNUM's revenues and income before income taxes, respectively. The Special Risk Insurance segment's group insurance products are sold primarily on a basis permitting periodic repricing, enabling UNUM to adjust the pricing of its products to address the underlying claims experience and interest rate environment.



-----------------------------------------------------------------------------------------------------------------------------------
       Product                Description                      Customer Focus                     Other Information
-----------------------------------------------------------------------------------------------------------------------------------
                                      UNUM America and First UNUM
-----------------------------------------------------------------------------------------------------------------------------------
 Group life           Term life insurance; universal life   Broad range of employees.           UNUM America and First UNUM
 products             insurance; accidental death and                                           combined were the fourth largest
                      dismemberment riders.                                                     writer of group life insurance in
                                                                                                the United States for 1997 based
                                                                                                on number of inforce contracts
                                                                                                per Employee Benefit Plan
                                                                                                Review. Marketed through
                                                                                                independent brokers and specialty
                                                                                                agents; also offered through the
                                                                                                association group channel.
-----------------------------------------------------------------------------------------------------------------------------------
 Group special risk   Travel and voluntary accident         To employees on an employer or      Marketed through a network of
                      insurance.                            employee-paid basis.                independent brokers and specialty
                                                                                                agents.
-----------------------------------------------------------------------------------------------------------------------------------
                                        Duncanson & Holt
-----------------------------------------------------------------------------------------------------------------------------------
 Reinsurance          Provides reinsurance facility         Insurance companies participating   Special risk reinsurance operations
 business             management services which may         in reinsurance facilities.          include UNUM America's
                      include marketing, underwriting,                                          participation in reinsurance
                      administration, claims payment                                            facilities managed by D&H and
                      and actuarial services.                                                   direct reinsurance arrangements
                                                                                                primarily for accident and health,
                                                                                                long term care and other special
                                                                                                risk business. As a member
                                                                                                company in special risk
                                                                                                reinsurance facilities managed by
                                                                                                D&H, UNUM America assumes a
                                                                                                share of the insurance risk of
                                                                                                those facilities.
                                                                                                A leading accident and health
                                                                                                reinsurance underwriting manager
                                                                                                which has offices throughout the
                                                                                                United States and in London,
                                                                                                Toronto, Bermuda and Singapore.
-----------------------------------------------------------------------------------------------------------------------------------

     D&H and its subsidiaries, with the exception of Duncanson & Holt Underwriters Ltd. ("DHU"), a wholly-owned subsidiary of Duncanson and Holt Europe Ltd. ("D&H Europe"), do not bear any insurance risk. DHU participates in various Lloyd's of London ("Lloyd's") syndicates as a corporate name bearing insurance risk. D&H Europe owns three Lloyd's Managing Agents which manage syndicates that underwrite primarily personal accident and other classes of business at Lloyd's.

     Refer to Item 7 under the caption "Special Risk Insurance Segment" and
Item 8 Note 16 "Segment Information" for more information.

D. Colonial Products Segment

     The Colonial Products segment, which includes Colonial and its affiliates, in 1998 accounted for 14% and 21% of UNUM's revenues and income before income taxes, respectively. Colonial markets a broad line of payroll-deducted, voluntary employee benefit products.



--------------------------------------------------------------------------------------------------------------------------------
       Product                    Description                       Customer Focus                    Other Information
--------------------------------------------------------------------------------------------------------------------------------
 Accident and          Benefit payments for disability                                       Colonial products are marketed
 sickness policies     income, death, dismemberment or                                       primarily through a 3,500 member
                       major injury. Designed to                                             career sales force and 7,700
                       supplement Social Security,                                           brokers, and through collaborative
                       workers' compensation and other                                       sales with UNUM America. All
                       insurance plans.                                                      products are purchased solely with
                                                                                             employee funds.
                                                           Employees at their worksites.     Policies are issued on a
                                                                                             guaranteed renewable basis. This
                                                                                             right to change premiums is, or
                                                                                             may be, subject to various state
                                                                                             insurance department rules,
                                                                                             regulations and approvals.
---------------------------------------------------------
 Life insurance        Universal life; whole life.
---------------------------------------------------------
 Cancer policies       Designed to provide payments for
                       hospitalization and scheduled
                       medical benefits.
--------------------------------------------------------------------------------------------------------------------------------

     Colonial markets its accident and health products as qualified fringe benefits that can be purchased with pretax employee dollars as part of a flexible benefits program pursuant to Section 125 of the Internal Revenue Code, accounting for approximately 47% of its total premiums in 1998. Flexible benefits programs assist employers in managing benefit and compensation packages and provide policyholders the ability to choose benefits that best meet their needs. Congress could change the laws to limit or eliminate fringe benefits available on a pretax basis, eliminating Colonial's ability to continue marketing its products this way. However, Colonial believes its products provide value to its policyholders, which will remain even if the tax advantages offered by flexible benefit programs are eliminated.

     Refer to Item 7 under the caption "Colonial Products Segment" and Item 8
Note 16 "Segment Information" for more information.

E. Retirement Products Segment

     The Retirement Products segment in 1998 accounted for 1% and less than 1% of UNUM's revenues and income before income taxes, respectively. This segment includes products no longer actively marketed by UNUM including: TSAs, guaranteed investment contracts, deposit administration accounts, 401(k) plans, individual life and group medical insurance. On October 1, 1996, UNUM America and First UNUM closed the sale of their respective TSA businesses to Lincoln, as discussed in Item 1 A "Description of Business."

     Refer to Item 7 under the caption "Retirement Products Segment" and Item 8
Note 16 "Segment Information" for more information.

F. Investments

     UNUM management believes its mortgage loan portfolio is well diversified geographically and by property type at year end 1998, with less than 20% in any one region; 33% was in industrial properties, 28% in office buildings, 22% in retail properties, and 17% in other property types. Mortgage loans that were 60 days or more delinquent on a contract basis, impaired loans and restructured loans were immaterial at December 31, 1998.

     Refer to Item 7 under the caption "Investments" and Item 8 Note 2 "Investments" for more information.

G. Risk Management and Reinsurance

     Risk management, including product design, pricing, underwriting, reserving and benefits management, involves a determination of the type and amount of risk an insurer is willing to accept, administration and evaluation of business inforce and determination of claim liability. UNUM's underwriters, organized by product and sales region, evaluate policy applications based on information provided by the applicant and other sources. Underwriting

                                               UNUM Corporation and Subsidiaries

rules and procedures are established to produce mortality and morbidity results consistent with assumptions used in pricing the product, while also providing for competitive risk selection.

     Consistent with industry practice, UNUM reinsures with other unaffiliated companies portions of the insurance risk it has underwritten. Reinsurance allows UNUM to sell policies with higher benefits than the entire risk UNUM is willing to assume. UNUM remains contingently liable to the insured for payment of policy benefits if the reinsurers cannot meet their obligations under the agreements. UNUM does not generally reinsure risk on a product-specific basis for group LTD, group STD or association group disability. For other insurance products, UNUM reinsures benefits over various amounts, depending on the type of coverage. In addition to product-specific reinsurance arrangements, UNUM's insurance companies are covered by reinsurance for certain catastrophic losses.


     UNUM periodically monitors the financial condition, and in some cases holds substantial collateral as security in the form of funds, securities and/or letters of credit to mitigate credit risk from its reinsurers. At December 31, 1998, approximately 85% of the reinsurance receivable balance was due from five reinsurers. These reinsurers had a rating of A or better (Strong) from Standard & Poor's--a recognized insurance rating agency. Additionally, UNUM holds collateral in the form of securities comprising 53% of the balance.

     During 1996, UNUM America entered into an agreement for reinsurance coverage of the active life reserves of its existing United States non-cancellable individual disability block of business. This agreement does not reinsure any claims incurred prior to January 1, 1996. For more information on this reinsurance agreement refer to Item 8 Note 6 "Reinsurance."

     Total reinsurance premiums assumed and ceded for the year ended December 31, 1998, were $320.8 million and $414.3 million, respectively. Current or planned reinsurance activity is not expected to have a significant impact on UNUM's ability to underwrite additional insurance.

H. Reserves

     The unpaid claims reserves reported in the consolidated financial statements are liabilities for unpaid losses, with respect to insured events which have occurred, including events not yet reported to UNUM, in accordance with generally accepted accounting principles ("GAAP"). These reserve balances generally differ from those in statutory financial statements, which are subject to minimum reserves established by state laws. The differences between GAAP and statutory reserves arise from the use of different morbidity, mortality, interest, expense and lapse assumptions.

     Future policy benefits reserves are based on UNUM's insurance subsidiaries' experience as adjusted to provide for possible adverse deviations. These estimates are periodically reviewed and compared with actual experience. The assumptions may be revised when it is determined that future expected experience differs from the assumed estimates.

I. Employees

     At December 31, 1998, UNUM had approximately 8,200 full-time employees. Some employees in Argentina, comprising less than 1% of UNUM's total workforce, are members of a union.

J. Competition

     The principal competitive factors affecting all of UNUM's business are reputation, financial strength, quality of service, risk management expertise, distribution, product design and price. There is competition among insurance companies for the types of group and individual insurance products sold by UNUM. At the end of 1998, there were more than 1,600 legal reserve life insurance companies in the United States and Canada, more than 240 life assurance offices in the United Kingdom, approximately 106 life and non-life insurance companies in Japan, and more than 250 insurance companies in Argentina. These companies may offer insurance products similar to those marketed by UNUM.

K. Regulation

     In common with other insurance companies, UNUM's insurance subsidiaries are subject to regulation and supervision in jurisdictions in which they do business, primarily for the protection of policyholders. Although the extent of such regulation varies, insurance laws generally establish supervisory agencies with broad administrative powers including: granting and revocation of licenses to transact business; establishing reserve requirements; setting the form, content and frequency of required financial statements; the licensing of agents; the approval of policy forms; prescribing the type and amount of investments permitted; and, in general, the conduct of all insurance activities. UNUM's insurance operations and subsidiaries must meet the standards and tests for its investments promulgated by insurance laws and regulations of the jurisdictions in which they are domiciled. Insurance subsidiaries operate under insurance laws which require they establish and carry, as liabilities, statutory reserves to meet obligations on their disability, life, accident and health policies and annuities. These reserves are verified periodically by various regulators. UNUM's domestic insurance subsidiaries are examined periodically by examiners from their states of domicile and by other states in which they are licensed to conduct business.

     Certain states require periodic registration and reporting by insurance companies domiciled in them that control or are controlled by other corporations or persons. UNUM's domestic insurance subsidiaries are registered as members of the UNUM holding company system in the states of Maine, New York, South Carolina and Delaware. The statutes of these states require periodic disclosure concerning the ultimate controlling person and intercorporate transactions within the holding company system, some of which require prior approval.

     The risk-based capital ("RBC") standards for life insurance companies, as prescribed by the National Association of Insurance Commissioners, establish an RBC ratio comparing adjusted surplus to required surplus for United States domiciled insurance companies. If the RBC ratio falls within certain ranges, regulatory action may be taken ranging from increased information requirements to mandatory control by the domiciliary insurance department. The RBC ratios for UNUM's insurance subsidiaries, measured at December 31, 1998, were significantly above the ranges that would require regulatory action.

L. Participation Fund Account

     Participating policies issued by the former Union Mutual Life Insurance Company ("Union Mutual") prior to its demutualization will remain participating as long as they remain in force. A Participation Fund Account ("PFA") was established for the benefit of all Union Mutual's individual participating life and annuity policies and contracts. At December 31, 1998, the PFA had approximately $371 million in assets, held by UNUM America, Union Mutual's successor.

     PFA assets, investment earnings, and income from operations are not available to UNUM America during the operation or upon the termination of the PFA. In the unlikely event the assets of the PFA are not adequate to provide for policyholder benefits (exclusive of dividends, which are not guaranteed), UNUM America would be required to provide for any shortfall, and such amounts would reduce earnings of UNUM America and UNUM. All operating data of the PFA has been excluded from the Consolidated Statements of Income and all other operating data included in this report unless otherwise noted. The assets and liabilities associated with the participating business are included in UNUM's Consolidated Balance Sheets.

Item 2. PROPERTIES

     UNUM owns home office property consisting of seven office buildings and three service buildings located throughout the Portland, Maine area. UNUM also owns office buildings in the United Kingdom, South Carolina and Argentina, which serve as the home offices of UNUM Limited, the Colonial Companies and Boston Seguros, respectively. In addition, UNUM leases office space, on periods principally from five to ten years, for use by its home office, affiliates and sales forces.

Item 3. LEGAL PROCEEDINGS

     Refer to Item 8 Note 15 "Litigation" for information on legal proceedings.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of shareholders, through solicitation of proxies or otherwise, during the fourth quarter of 1998.

                                               UNUM Corporation and Subsidiaries

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The principal markets in which UNUM Corporation common stock is traded are the New York Stock Exchange and the Pacific Exchange. UNUM's ticker symbol is "UNM." As of December 31, 1998, there were 21,756 shareholders of record of common stock. Information concerning restrictions on the ability of UNUM's affiliates to transfer funds to UNUM in the form of cash dividends is described in Item 8 Note 11 "Dividend Restrictions."

     The market price (as quoted by the New York Stock Exchange) and cash dividends paid, per share of UNUM's common stock, by calendar quarter for the past two years were as follows:


                                               1998                                                1997
                        --------------------------------------------------- ---------------------------------------------------
                             4Q           3Q           2Q           1Q           4Q           3Q           2Q           1Q
                        ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
High ..................  $ 60.063     $ 59.375     $ 59.625     $ 55.563     $ 54.438     $ 48.250     $ 46.500     $ 39.813
Low ...................  $ 42.000     $ 44.000     $ 51.500     $ 48.000     $ 45.125     $ 40.688     $ 33.625     $ 35.313
Close .................  $ 58.375     $ 49.688     $ 55.500     $ 55.188     $ 54.375     $ 45.625     $ 42.250     $ 36.500
Dividend Paid .........  $  0.1475    $  0.1475    $  0.1475    $  0.1425    $  0.1425    $  0.1425    $  0.1425    $  0.1375

                                               UNUM Corporation and Subsidiaries

Item 6. SELECTED FINANCIAL DATA

     The following should be read in conjunction with UNUM's Consolidated Financial Statements and related notes reported in Item 8.

                       UNUM Corporation and Subsidiaries

                     SELECTED CONSOLIDATED FINANCIAL DATA



                                                          Year Ended December 31,
                                                      -------------------------------
                                                            1998            1997
(Dollars in millions, except per common share data)   --------------- ---------------
Income Statement Data
Revenues:
Premiums and fees and other income: (b)
 Disability Insurance Segment .......................  $  2,167.5      $  1,882.6
 Special Risk Insurance Segment .....................     1,208.4           947.2
 Colonial Products Segment ..........................       556.5           530.8
 Retirement Products Segment ........................        26.6           130.3
 Corporate ..........................................          --             0.1
                                                       ------------    ----------
Total premiums and fees and other income ............     3,959.0         3,491.0
                                                       ------------    ----------
Net investment income: (a)
 Disability Insurance Segment .......................       491.4           468.0
 Special Risk Insurance Segment .....................        80.6            71.5
 Colonial Products Segment ..........................        67.7            57.6
 Retirement Products Segment ........................        38.6            54.4
 Corporate ..........................................         4.1             5.9
                                                       ------------    ----------
Total net investment income .........................       682.4           657.4
                                                       ------------    ----------
Total revenues ......................................     4,641.4         4,148.4
                                                       ------------    ----------
Benefits and expenses: (b)
 Disability Insurance Segment .......................     2,352.4         2,037.9
 Special Risk Insurance Segment .....................     1,127.7           917.4
 Colonial Products Segment ..........................       517.2           489.6
 Retirement Products Segment ........................        64.6           108.5
 Corporate ..........................................        62.1            58.6
                                                       ------------    ----------
Total benefits and expenses .........................     4,124.0         3,612.0
                                                       ------------    ----------
Income (loss) before income taxes: (b)
 Disability Insurance Segment .......................       306.5           312.7
 Special Risk Insurance Segment .....................       161.3           101.3
 Colonial Products Segment ..........................       107.0            98.8
 Retirement Products Segment ........................         0.6            76.2
 Corporate ..........................................       (58.0)          (52.6)
                                                       ------------    ------------
Total income before income taxes ....................       517.4           536.4
                                                       ------------    ------------
Income taxes ........................................       154.0           166.1
                                                       ------------    ------------
Net income ..........................................  $    363.4      $    370.3
                                                       ============    ============
Per common share:
 Net income--basic ..................................  $      2.63     $      2.65
 Net income--diluted ................................  $      2.57     $      2.59
 Dividends paid .....................................  $    0.5850     $    0.5650
                                                      =============   =============
Balance Sheet Data
Assets ..............................................  $  15,182.9     $  13,440.1
Long-term debt ......................................  $     598.3     $     509.2
Stockholders' equity ................................  $   2,737.7     $   2,434.8
Shares outstanding ..................................        138.7           138.3
Weighted-average shares outstanding during the year:
 Basic ..............................................        138.3           139.9
 Diluted ............................................        141.4           142.9



                                                                  Year Ended December 31,
                                                      -----------------------------------------------
                                                            1996            1995            1994
(Dollars in millions, except per common share data)   --------------- --------------- ---------------
Income Statement Data
Revenues:
Premiums and fees and other income: (b)
 Disability Insurance Segment .......................  $  1,917.7      $  1,879.9      $  1,716.2
 Special Risk Insurance Segment .....................       783.3           702.3           607.1
 Colonial Products Segment ..........................       498.2           475.1           441.3
 Retirement Products Segment ........................        65.8            34.1            31.4
 Corporate ..........................................          --             0.1             0.8
                                                       ------------    ----------      ----------
Total premiums and fees and other income ............     3,265.0         3,091.5         2,796.8
                                                       ------------    ----------      ----------
Net investment income: (a)
 Disability Insurance Segment .......................       468.5           592.9           400.3
 Special Risk Insurance Segment .....................        57.6            48.4            40.7
 Colonial Products Segment ..........................        47.3            52.2            32.6
 Retirement Products Segment ........................       217.2           323.7           338.0
 Corporate ..........................................        16.1            14.2             4.2
                                                       ------------    ----------      ----------
Total net investment income .........................       806.7         1,031.4           815.8
                                                       ------------    ----------      ----------
Total revenues ......................................     4,071.7         4,122.9         3,612.6
                                                       ------------    ----------      ----------
Benefits and expenses: (b)
 Disability Insurance Segment .......................     2,170.9         2,255.8         2,060.3
 Special Risk Insurance Segment .....................       761.7           690.4           581.9
 Colonial Products Segment ..........................       453.1           439.6           411.2
 Retirement Products Segment ........................       281.6           312.3           327.4
 Corporate ..........................................        62.8            42.9            33.2
                                                       ------------    ----------      ----------
Total benefits and expenses .........................     3,730.1         3,741.0         3,414.0
                                                       ------------    ----------      ----------
Income (loss) before income taxes: (b)
 Disability Insurance Segment .......................       215.3           217.0            56.2
 Special Risk Insurance Segment .....................        79.2            60.3            65.9
 Colonial Products Segment ..........................        92.4            87.7            62.7
 Retirement Products Segment ........................         1.4            45.5            42.0
 Corporate ..........................................       (46.7)          (28.6)          (28.2)
                                                       ------------    ------------    ------------
Total income before income taxes ....................       341.6           381.9           198.6
                                                       ------------    ------------    ------------
Income taxes ........................................       103.6           100.8            43.9
                                                       ------------    ------------    ------------
Net income ..........................................  $    238.0      $    281.1      $    154.7
                                                       ============    ============    ============
Per common share:
 Net income--basic ..................................  $     1.63      $     1.93      $     1.04
 Net income--diluted ................................  $     1.61      $     1.92      $     1.04
 Dividends paid .....................................  $   0.5450      $   0.5175      $   0.4600
                                                      =============   =============   =============
Balance Sheet Data
Assets ..............................................  $ 15,580.4      $ 14,787.8      $ 13,127.2
Long-term debt ......................................  $    409.2      $    457.3      $    182.1
Stockholders' equity ................................  $  2,263.1      $  2,302.9      $  1,915.4
Shares outstanding ..................................       143.6           146.0           144.8
Weighted-average shares outstanding during the year:
 Basic ..............................................       145.9           145.4           148.3
 Diluted ............................................       148.0           146.6           149.5

--------
(a) Includes investment income and net realized investment gains (losses).

(b) Refer to the discussion of special items in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," as these items may affect the comparability of the information presented in certain segments.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis reviews the consolidated financial condition of UNUM at December 31, 1998, and 1997, the consolidated results of operations for the past three years and, where appropriate, factors that may affect future financial performance.

FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 ("the Act") provides a "safe harbor" for forward-looking statements which are identified as such and are accompanied by the identification of important factors which could cause a material difference from the forward-looking statements. UNUM claims the protection afforded by the safe harbor in the Act. Certain information contained in this discussion, or in any other written or oral statements made by UNUM, is or may be considered as forward-looking; for example, disclosures regarding "Quantitative and Qualitative Information About Market Risk," the "Year 2000 Date Conversion" and reserves discussed in the Disability Insurance segment contain such information. Forward-looking statements are those not based on historical information, but rather, relate to future operations, strategies, financial results or other developments, and contain terms such as "may," "expects," "should," "believes," "anticipates," "intends," "estimates," "projects," "goals," "objectives" or similar expressions. Although UNUM has used appropriate care in developing forward-looking statements, such statements are based upon estimates and assumptions that are subject to significant risks, business, economic and competitive uncertainties, and other factors, many of which are beyond UNUM's control or, with respect to future business decisions, are subject to change.

     Certain risks and uncertainties are inherent in UNUM's business. Therefore, UNUM cautions the reader that revenues and income could differ materially from those expected to occur depending on factors which may be global or national in scope, related to the insurance industry generally, or applicable to UNUM specifically. Such factors are general economic conditions including changes in interest rates and the performance of financial markets, changes in domestic and foreign laws, regulations and taxes, competition, industry consolidation, competitor demutualization, credit risks and other factors. Insurance reserve liabilities can fluctuate as a result of changes in numerous factors, and such fluctuations can have material positive or negative effects on earnings. These factors include, but are not limited to, interest rates, incidence rates and recovery rates. Incidence and recovery rates may be influenced by many factors, including but not limited to, the emergence of new diseases, new trends and developments in medical treatments, general economic and societal conditions of the markets where UNUM has operations, and the effectiveness of risk management programs. UNUM disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

PROPOSED MERGER WITH PROVIDENT

     On November 22, 1998, UNUM entered into an agreement with Provident Companies Inc. ("Provident"), pursuant to which UNUM and Provident will merge under the name UNUMProvident Corporation ("UNUMProvident"). Under the merger agreement, each outstanding share of Provident common stock will be reclassified and converted into 0.73 of a share of UNUMProvident common stock and each outstanding share of UNUM common stock will be converted into one share of UNUMProvident common stock. The merger will be accounted for as a pooling of interests.

     Certain information contained in this discussion about the merger, or in any other written or oral statements made by UNUM, regarding the impact of the merger on future operations, is considered as forward-looking, and should be read as such (see previous section on "Forward-Looking Information"). In connection with the proposed merger, UNUM is evaluating its processes and assumptions used to calculate the discount rate for claim reserves of certain disability businesses so that they may be more consistent with those used by Provident. Upon completion of the merger, UNUM will reduce the rates used to discount unpaid claims reserves for group long term disability, individual disability and the disability businesses of UNUM Limited. The preliminary estimates of discount rate reductions will result in an estimated increase to UNUM's unpaid claims reserves upon consummation of the merger of approximately $230 million on a pretax basis. Additionally, it is expected that upon completion of the merger the combined entity, UNUMProvident, will record an expense for merger related costs of approximately $210 million on a pretax basis. These costs include amounts for severance and related costs, early retirement, exit costs for duplicate facilities and asset impairments, and merger related costs such as investment banker, legal and accountant fees. The estimated merger related expenses represent management's best estimates based on available information at this time. Actual charges may differ from these estimated amounts when these items are finalized.

                                               UNUM Corporation and Subsidiaries

CONSOLIDATED OVERVIEW


(Dollars and shares in millions,
except per common share data)                            1998         % Change         1997         % Change         1996
-------------------------------------------------   -------------   -----------   -------------   -----------   -------------
Income Data
Revenues
 Premiums .......................................    $ 3,841.7          17.7%      $ 3,263.7          3.6%       $3,151.5
 Investment income ..............................        661.4          nm             661.0        (17.7)          803.3
 Net realized investment gains (losses) .........         21.0          nm              (3.6)        nm               3.4
 Fees and other income ..........................        117.3         (48.4)          227.3         nm             113.5
                                                     ---------         -----       ----------        -----       ---------
  Total revenues ................................      4,641.4          11.9         4,148.4          1.9         4,071.7
Benefits and expenses ...........................      4,124.0          14.2         3,612.0         (3.2)        3,730.1
                                                     ---------         -----       ----------        -----       ---------
Income before income taxes ......................        517.4          (3.5)          536.4         57.0           341.6
Income taxes ....................................        154.0          (7.3)          166.1         60.3           103.6
                                                     ---------         -----       ----------        -----       ---------
  Net income ....................................    $   363.4          (1.9)%     $   370.3         55.6%       $  238.0
                                                     =========         =====       ==========        =====       =========
Net income per common share:
 Diluted ........................................    $    2.57          (0.8)%     $    2.59         60.9%       $   1.61
 Basic ..........................................    $    2.63          (0.8)%     $    2.65         62.6%       $   1.63
                                                     ==========        =====       ==========        =====       ==========
Summary of income (loss) before
 income taxes
 Disability Insurance Segment ...................    $   306.5          (2.0)%     $   312.7         45.2%       $  215.3
 Special Risk Insurance Segment .................        161.3          59.2           101.3         27.9            79.2
 Colonial Products Segment ......................        107.0           8.3            98.8          6.9            92.4
 Retirement Products Segment ....................          0.6         (99.2)           76.2         nm               1.4
 Corporate ......................................        (58.0)         10.3           (52.6)        12.6           (46.7)
                                                     ----------        -----       ----------        -----       ----------
  Total income before income taxes ..............    $   517.4          (3.5)%     $   536.4         57.0%       $  341.6
                                                     ==========        =====       ==========        =====       ==========

--------
nm = not meaningful or in excess of 100%



(Dollars and shares in millions)                              1998             1997             1996
------------------------------------------------------   --------------   --------------   --------------
Balance Sheet Data
Assets ...............................................    $  15,182.9      $  13,440.1      $  15,580.4
Notes Payable ........................................    $     881.8      $     635.8      $     526.9
Stockholders' equity .................................    $   2,737.7      $   2,434.8      $   2,263.1
Shares outstanding ...................................          138.7            138.3            143.6
Weighted-average shares outstanding--diluted .........          141.4            142.9            148.0
Weighted-average shares outstanding--basic ...........          138.3            139.9            145.9

     During 1998, to better reflect the business of Duncanson & Holt Underwriters Ltd., as reported in the Special Risk Insurance segment, the results have been reflected on separate lines in UNUM's consolidated statements of income and balance sheets. Previously, the operating results and financial position were reported as a net amount in fees and other income and other assets, respectively. The 1997 and 1996 amounts have been reclassified for comparative purposes.

     Effective tax rates, which reflect income tax expense as a percentage of income before income taxes, were 29.8%, 31.0% and 30.3% for 1998, 1997 and 1996, respectively. Reported income tax expense was below the federal statutory tax rate of 35% primarily due to tax savings from investments in tax-exempt bonds and mortgages. The change in the effective tax rate over the three year period was primarily due to changes in tax-exempt income as a percentage of income before income taxes.

     A comparison of net income is impacted by the inclusion of realized investment gains (losses), and special items, that occurred in 1998, 1997 and 1996. Operating income in 1998, 1997 and 1996, which is presented on an after tax basis and excludes realized investment gains (losses) and the special items discussed below, was as follows:

(Dollars in millions,
except per common share amounts)         1998       % Change        1997       % Change        1996
----------------------------------   -----------   ----------   -----------   ----------   -----------
Operating income .................    $ 388.2          13.6%     $ 341.7          13.3%     $ 301.7
Operating income per common share:
 Diluted .........................    $  2.75          15.1%     $  2.39          17.2%     $  2.04
 Basic ...........................    $  2.81          15.2%     $  2.44          17.9%     $  2.07

     This management's discussion and analysis focuses on results on a pretax operating income basis, which is defined as income (loss) before income taxes exclusive of realized investment gains (losses) and special items. Realized investment gains (losses) are excluded from this discussion as management believes the volatility in gains and losses associated with the selling of invested assets in the financial markets is not representative of ongoing operations. Special items are excluded from this discussion as management considers them as being not representative of our ongoing operations and believes a discussion of the results on a pretax operating income basis provides a better understanding of the results of ongoing operations. While management believes that pretax operating income provides relevant and useful information, it does not replace income before income taxes and net income calculated in accordance with generally accepted accounting principles as a measure of UNUM's profitability. Therefore, this discussion should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Consolidated Financial Data included elsewhere in the Form 10-K. The following table summarizes pretax operating income (loss) for the four business segments and Corporate for the years ended December 31, 1998, 1997 and 1996, and is followed by a discussion of the special items for those periods and a reconciliation of income (loss) before income taxes to pretax operating income (loss).

(Dollars in millions)                           1998       % Change        1997       % Change        1996
-----------------------------------------   -----------   ----------   -----------   ----------   -----------
Summary of pretax operating income (loss)
 Disability Insurance Segment ...........    $  348.3         10.3%     $  315.8         13.4%     $  278.4
 Special Risk Insurance Segment .........       159.4         27.7         124.8         38.4          90.2
 Colonial Products Segment ..............       105.1          6.4          98.8          6.6          92.7
 Retirement Products Segment ............         1.0        (78.7)          4.7        (65.4)         13.6
 Corporate ..............................       (58.0)        12.0         (51.8)        38.1         (37.5)
                                             --------        -----      --------        -----      --------
  Total pretax operating income .........    $  555.8         12.9%     $  492.3         12.6%     $  437.4
                                             ========        =====      ========        =====      ========

     UNUM reported increased pretax operating income for the year ended December 31, 1998, as compared with the same period in 1997. The increase was primarily attributable to improvements in pretax operating income for the Special Risk Insurance and Disability Insurance segments, primarily resulting from solid premium growth in each segment. See the segment discussions that follow for a more detailed analysis of operating results.

     For the year ended December 31, 1997, as compared with the same period in 1996, UNUM reported increased pretax operating income, driven by improved results in the Disability Insurance and Special Risk Insurance segments, resulting primarily from strong premium growth in both segments during 1997.

Special Item in 1998

      Disability Claims Reserve Increase

     In connection with entering into the merger agreement with Provident in fourth quarter 1998, UNUM anticipates that as a result of integrating its claim operations with Provident, there will be a temporary increase in claim costs. UNUM expects that fewer claims will be resolved or closed during the period when the two companies are planning and implementing the integration of their claims organizations. The average length of duration for claims will increase, resulting in more benefit payments being paid for a relatively short time until the consolidation of operations is complete. During the fourth quarter of 1998, UNUM increased its unpaid claims reserve by $59.4 million related to the expected increase in disability claim duration on existing claims. This reserve increase was reflected as a $49.0 million increase in benefits to policyholders and a $10.4 million reduction in fee income in the Disability Insurance segment. The reduction

                                               UNUM Corporation and Subsidiaries

in fee income represents increased reserves for the United States non-cancellable individual disability business that is reinsured with Centre Life Reinsurance Limited ("Centre Re"). See Item 8 Note 6 under the caption "Reinsurance" for further information on the reinsurance transaction. Management will continue to evaluate the impacts of the merger on disability claims experience and the assumptions around expected disability claims duration that were used in the determination of the claims reserve increase.

Special Items in 1997

      TSA Deferred Gain Recognition

     UNUM Life Insurance Company of America ("UNUM America") and First UNUM Life Insurance Company ("First UNUM") closed the sale of their respective tax-sheltered annuity ("TSA") businesses to The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York, both subsidiaries of Lincoln National Corporation, on October 1, 1996. The sale resulted in a deferred pretax gain, of which $72.6 million was recognized in income during 1997, as fees and other income in the Retirement Products segment.

      Reorganization Costs

     During fourth quarter 1997, UNUM recognized $6.5 million of operating expenses related to a management and field office reorganization within its North American reinsurance operations, reducing income before income taxes in the Special Risk Insurance segment. Included in the $6.5 million of costs was a $6.0 million restructuring charge and $0.5 million of direct costs, primarily relocation expenses. The restructuring charge of $6.0 million was comprised of $4.0 million of lease exit costs, $1.4 million of severance related costs and $0.6 million of abandoned assets.

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

Special Items in 1996


      Individual Disability Reinsurance Fees

     During the fourth quarter of 1996, UNUM executed a definitive reinsurance agreement between UNUM America and Centre Re, a Bermuda-based reinsurance specialist, for reinsurance coverage of the active life reserves of UNUM America's existing United States non-cancellable individual disability block of business. As a result, UNUM recognized a pretax charge of $49.7 million, reflected as operating expenses in the Disability Insurance segment, which represents the present value of the anticipated minimum amount of fees to be paid to Centre Re under the agreement. For additional information regarding the reinsurance agreement see Item 8 Note 6 under the caption "Reinsurance."

      Intangible Asset Write-offs and Future Loss Reserves

     In connection with the merger of Commercial Life Insurance Company ("Commercial Life") into UNUM America, the sale of UNUM America's TSA business, as well as UNUM's continued efforts to strengthen its focus on its core products, the company initiated a review of certain products, which resulted in the recognition of pretax charges totaling $39.4 million during third quarter 1996. The charges included the write-off of certain intangible assets and the establishment of a reserve for the present value of expected future losses on certain discontinued products.

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

Reconciliation of Income (Loss) Before Income Taxes to Pretax Operating Income
(Loss)

     The following table reconciles income (loss) before income taxes to pretax operating income (loss) for the four business segments and Corporate for the years ended December 31, 1998, 1997 and 1996:



                                            Disability   Special Risk   Colonial   Retirement               Consolidated
(Dollars in millions)                        Insurance     Insurance    Products    Products    Corporate       UNUM
------------------------------------------ ------------ -------------- ---------- ------------ ----------- -------------
Year Ended December 31, 1998:
Income (loss) before income taxes ........   $  306.5      $  161.3     $  107.0    $   0.6      $ (58.0)    $  517.4
Exclude realized investment (gains)
 losses ..................................      (17.6)         (1.9)        (1.9)       0.4           --        (21.0)
                                             --------      --------     --------    -------      -------     --------
                                                288.9         159.4        105.1        1.0        (58.0)       496.4
Special item:
 Disability claims reserve increase ......       59.4            --           --         --           --         59.4
                                             --------      --------     --------    -------      -------     --------
Pretax operating income (loss) ...........   $  348.3      $  159.4     $  105.1    $   1.0      $ (58.0)    $  555.8
                                             ========      ========     ========    =======      =======     ========
Year Ended December 31, 1997:
Income (loss) before income taxes ........   $  312.7      $  101.3     $   98.8    $  76.2      $ (52.6)    $  536.4
Exclude realized investment (gains)
 losses ..................................        3.1          (1.4)          --        1.1          0.8          3.6
                                             --------      --------     --------    -------      -------     --------
                                                315.8          99.9         98.8       77.3        (51.8)       540.0
Special items:
 TSA deferred gain recognition ...........         --            --           --      (72.6)          --        (72.6)
 Reorganization costs ....................         --           6.5           --         --           --          6.5
 Reinsurance pool results ................         --          18.4           --         --           --         18.4
                                             --------      --------     --------    -------      -------     --------
Pretax operating income (loss) ...........   $  315.8      $  124.8     $   98.8    $   4.7      $ (51.8)    $  492.3
                                             ========      ========     ========    =======      =======     ========
Year Ended December 31, 1996:
Income (loss) before income taxes ........   $  215.3      $   79.2     $   92.4    $   1.4      $ (46.7)    $  341.6
Exclude realized investment (gains)
 losses ..................................        0.3          (0.3)         0.3       (2.8)        (0.9)        (3.4)
                                             --------      --------     --------    -------      -------     --------
                                                215.6          78.9         92.7       (1.4)       (47.6)       338.2
Special items:
 ID reinsurance fees .....................       49.7            --           --         --           --         49.7
 Write-offs and future loss reserves .....       13.1          11.3           --       15.0           --         39.4
 Merger and integration costs ............         --            --           --         --         10.1         10.1
                                             --------      --------     --------    -------      -------     --------
Pretax operating income (loss) ...........   $  278.4      $   90.2     $   92.7    $  13.6      $ (37.5)    $  437.4
                                             ========      ========     ========    =======      =======     ========

                                               UNUM Corporation and Subsidiaries

Pretax Operating Income (Loss) by Segment

     The following sections discuss the results of the four business segments and Corporate for the years ended December 31, 1998, 1997 and 1996. These discussions are based on pretax operating income (loss), which excludes realized investment gains (losses) and the special items previously described. The summary financial information provided prior to each segment discussion has been adjusted to exclude the impact of special items from all income statement line items, consistent with the discussion of results on a pretax operating income basis.

DISABILITY INSURANCE SEGMENT


(Dollars in millions)                            1998        % Change         1997         % Change         1996
-----------------------------------------   -------------   ----------   -------------   -----------   --------------
Revenues
Premiums
 Group LTD ..............................    $ 1,385.1          13.6%     $ 1,219.1          11.4%      $  1,094.6
 Group STD ..............................        274.4          33.7          205.3          29.9            158.1
 UNUM Limited ...........................        166.8          13.5          147.0          10.8            132.7
 Individual Products ....................        131.0          34.6           97.3          17.8             82.6
 Other Disability Insurance .............        168.6          14.1          147.8         (65.0)           421.9
                                             ---------         -----      ---------         -----       ----------
 Total premiums .........................      2,125.9          17.0        1,816.5          (3.9)         1,889.9
Investment income .......................        473.8           0.6          471.1           0.5            468.8
Fees and other income ...................         52.0         (21.3)          66.1          nm               27.8
                                             ---------         -----      ---------         -----       ----------
 Total operating revenues ...............      2,651.7          12.7        2,353.7          (1.4)         2,386.5
Benefits and expenses
Benefits to policyholders ...............      1,745.7          16.1        1,503.9          (0.7)         1,514.4
Operating expenses ......................        486.7           7.7          452.0          (1.8)           460.4
Commissions .............................        196.8          17.2          167.9          (8.8)           184.2
Increase in deferred policy acquisition
 costs ..................................       (125.8)         46.4          (85.9)         68.8            (50.9)
                                             ----------        -----      ----------        -----       -----------
 Total benefits and expenses ............      2,303.4          13.0        2,037.9          (3.3)         2,108.1
                                             ----------        -----      ----------        -----       -----------
Pretax operating income (a) .............    $   348.3          10.3%     $   315.8          13.4%      $    278.4
                                             ==========        =====      ==========        =====       ===========
Supplemental information (b):
Sales (annualized new premiums) .........
 Group LTD ..............................    $   325.2                    $   294.4                     $    218.7
 Group STD ..............................    $   130.1                    $    94.8                     $     74.0
 UNUM Limited ...........................    $    30.6                    $    20.0                     $     14.3
 Long Term Care .........................    $    43.0                    $    24.5                     $     17.4
 Lifelong Disability Protection .........    $    17.0                    $    10.6                     $      5.5
Persistency (premiums) ..................
 Group LTD ..............................         89.4%                        87.7%                          83.6%
 Group STD ..............................         89.6%                        86.7%                          84.5%
 UNUM Limited ...........................         91.2%                        91.3%                          85.6%
Benefit ratio (% of premiums) ...........         82.1%                        82.8%                          80.1%
Operating expense ratio (% of
 premiums) ..............................         22.9%                        24.9%                          24.4%

--------

nm = not meaningful or in excess of 100%

(a) For the definition of pretax operating income see the Consolidated
    Overview.

(b) Information relating to sales and persistency is presented as an indicator of premium growth in the segment. Persistency data also indicates experience in maintaining customers over time. Benefit ratios and operating expense ratios show the relative relationships among data to earned premiums in the segment's income statement.

     The Disability Insurance segment includes disability products offered through: UNUM America and First UNUM in North America; UNUM Limited in the United Kingdom; and UNUM Japan Accident Insurance Company Limited ("UNUM Japan"). The products included in this segment are group long term disability ("group LTD"), group short term disability ("group STD"), long term care, individual disability and disability reinsurance operations.

Overview

     A new product grouping, Individual Products, shown in the previous table, was reported in the Disability Insurance segment effective June 30, 1998, and prior year amounts have been reclassified for comparative purposes. Those products reported as Individual Products include long term care, guaranteed renewable individual disability (Lifelong Disability Protection) and certain other individual disability products. The traditional, fixed price, non-cancellable individual disability ("non-cancellable ID") business is now reported in the Other Disability Insurance line. Additionally, effective January 1, 1997, the individual components of the operating results for the reinsured non-cancellable ID business are not reflected on separate lines in UNUM's statements of income; instead, components of the operating results are combined and reflected as a net amount in fees and other income.

     The Disability Insurance segment's pretax operating income increased in 1998, as compared with 1997, primarily as a result of strong premium growth and favorable expense growth for the segment. Unfavorable claims experience in the major product lines and reduced fees and other income for the segment partially offset these favorable factors.

     The following discussion of 1997 results, as compared with 1996 results, includes the underlying trends of both the reinsured and non-reinsured portions of the non-cancellable ID business in order for the analysis of operating results to be comparable. Refer to Item 8 Note 6 under the caption "Reinsurance" for further information. The increase in the Disability Insurance segment's pretax operating earnings in 1997, as compared with 1996, was primarily attributable to improved premium growth, increased investment income and favorable operating expense ratios across most lines of business. These favorable factors were partially offset by higher benefit ratios in certain disability businesses.

     After adjusting for the effect of claim block acquisitions, the Disability Insurance segment reported premium growth of 15.5% in 1998 compared with prior year's growth of 9.4%, which was also adjusted for $255.4 million of premium ceded during 1997 under the non-cancellable ID reinsurance agreement. The improvement in premium growth was driven by strong sales results and persistency improvements, primarily in group LTD and group STD.

     One-time premiums, which are generated by claim block acquisitions, are summarized in the table below. Management intends to pursue additional claim block acquisitions in the future.

                                                    Year Ended December 31,
                                              ------------------------------------
(Dollars in millions)                            1998         1997         1996
-------------------------------------------   ----------   ----------   ----------
Group LTD .................................    $  23.7      $  18.9      $  10.0
UNUM Limited ..............................        0.3          2.6          8.4
Long Term Care ............................         --          0.5           --
Disability Reinsurance Operations .........       31.0          2.1           --
                                               -------      -------      -------
 Total ....................................    $  55.0      $  24.1      $  18.4
                                               =======      =======      =======

     During 1998, market interest rates fell to historically low levels. Management expects the reserve discount rate for certain disability lines will likewise decline as current cash flows are invested in assets at current yields, which are below the composite yield of existing assets purchased in prior years, resulting in higher claim liabilities. Management expects to price new business and reprice existing business, at contract renewal dates, to mitigate the effect on new claim liabilities from this decline in interest rates. However, given the competitive market conditions for UNUM's disability products in the United States and the United Kingdom, it is uncertain whether pricing actions can mitigate the entire effect of interest rate declines. Additionally, in connection with the proposed merger with Provident, UNUM is evaluating its processes and assumptions used to calculate the discount rate for claim reserves for group LTD, individual disability and the disability businesses of UMUM Limited (see "Proposed Merger with Provident" for further information).

Group Long Term Disability

     During 1998, group LTD experienced increased pretax operating income that was driven primarily by strong premium growth of 13.6% and an improved operating expense ratio. Premium growth in 1998 resulted from the impact of solid sales growth and stronger persistency, which is a reflection of continuing customer service actions.

                                               UNUM Corporation and Subsidiaries

     Group LTD was unfavorably affected by a higher benefit ratio in 1998, largely the result of increased levels of claims incidence, an increase in the average size of claims and a longer duration of claims as compared with 1997. As discussed in the section titled Forward-Looking Information, certain risks and uncertainties are inherent in UNUM's business. Components of claims experience, including but not limited to, incidence levels and claims duration, may continue for some period of time at or above the higher levels experienced in 1998. Therefore, management continues to monitor claims experience in group LTD and responds to changes by periodically adjusting prices, refining underwriting guidelines, changing product features and strengthening risk management policies and procedures. In addition, management will continue to evaluate the impacts of the merger on disability claims experience and the assumptions around expected disability claims duration that were used in the determination of the fourth quarter 1998 claims reserve increase.

Group Short Term Disability

     Pretax operating income for group STD increased in 1998, as compared with 1997. Key drivers of the increase were premium growth from record sales and improved persistency, and a favorable operating expense ratio. The strong sales levels reflect UNUM's continuing efforts to cross-sell group STD products with other UNUM group products, as well as increasing large case sales. An unfavorable change in the benefit ratio, primarily from increased claims incidence levels and larger size cases, partially offset these favorable factors.

UNUM Limited

     UNUM Limited's pretax operating income declined for the year ended December 31, 1998, as compared with 1997. The decline was primarily due to an increased benefit ratio generally resulting from a longer duration of claims and increased levels of claims incidence and average size of claims. Favorable expense growth partially offset this decline.

     In general, UNUM Limited's earnings expressed in U.S. dollars are affected by fluctuations in the exchange rates used in the translation of earnings from British pounds sterling. The weighted-average exchange rate was approximately $1.66, $1.64 and $1.56 for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, the spot rate was approximately $1.66.

Individual Products

     During 1998, the long term care ("LTC") and Lifelong Disability Protection ("LDP") blocks of business, while still relatively small, continued to contribute favorably to pretax operating income. LTC and LDP experienced significant premium growth in 1998, as compared with 1997, reflecting the strong sales momentum for these businesses.

Other Disability Insurance

     The non-cancellable ID business contributed favorably to the segment's pretax operating earnings for 1998, largely driven by a lower benefit ratio, as compared with 1997, during which the non-cancellable ID block incurred higher levels of claims incidence. Partially offsetting these positive results was a decline in the operating results of the reinsured block of non-cancellable ID business reported in fees and other income. This decline was primarily due to unfavorable claims experience generally resulting from an increase in the average size of claims and a higher level of claims incidence in the reinsured block. See Item 8 Note 6 under the caption "Reinsurance" for a discussion of the reinsurance transaction.

SPECIAL RISK INSURANCE SEGMENT



(Dollars in millions)                             1998        % Change        1997        % Change        1996
-------------------------------------------   ------------   ----------   ------------   ----------   ------------
Revenues
Premiums
 Group Life ...............................    $  645.9      22.3%         $  528.1          20.1%     $  439.6
 Other Special Risk Products ..............       513.2      32.5             387.4          25.5         308.6
                                               --------      -----         --------          ----      --------
  Total premiums ..........................     1,159.1      26.6             915.5          22.4         748.2
Investment income .........................        78.7      12.3              70.1          22.3          57.3
Fees and other income .....................        49.3      13.6              43.4          23.6          35.1
                                               --------      -----         --------          ----      --------
  Total revenues ..........................     1,287.1      25.1           1,029.0          22.4         840.6
Benefits and expenses
Benefits to policyholders .................       803.3      26.1             637.2          23.2         517.1
Operating expenses ........................       226.8      17.5             193.1           3.4         186.8
Commissions ...............................       176.1      38.1             127.5          42.1          89.7
Increase in deferred policy acquisition
 costs ....................................       (78.5)     46.5             (53.6)         24.1         (43.2)
                                               ---------     -----         ---------         ----      ---------
  Total benefits and expenses .............     1,127.7      24.7             904.2          20.5         750.4
                                               ---------     -----         ---------         ----      ---------
Pretax operating income (a) ...............    $  159.4      27.7%         $  124.8          38.4%     $   90.2
                                               =========     =====         =========         ====      =========
Supplemental information (b):
Group life sales (annualized new
 premiums) ................................    $  208.7                    $  175.8                    $  150.0
Group life persistency (premiums) .........        86.4%                       86.5%                       85.6%
Benefit ratio (% of premiums) .............        69.3%                       69.6%                       69.1%
Operating expense ratio (% of
 premiums) ................................        19.6%                       21.1%                       25.0%

--------
(a) For the definition of pretax operating income see the Consolidated
    Overview.

(b) Information relating to sales and persistency is presented as an indicator of premium growth in the segment. Persistency data also indicates experience in maintaining customers over time. Benefit ratios and operating expense ratios show the relative relationships among data to earned premiums in the segment's income statement.

     The Special Risk Insurance segment includes group life, accidental death and dismemberment, travel and voluntary accident insurance, special risk reinsurance operations, and other special risk insurance products.

     Pretax operating income for the Special Risk Insurance segment increased for the year ended December 31, 1998, as compared with 1997, primarily driven by strong premium growth and a lower operating expense ratio across the segment. Additionally, increased fees and other income, largely from reinsurance underwriting management operations, and increased investment income positively affected pretax operating income for this period. Higher benefit ratios in certain product lines partially offset these increases. UNUM's participation in Lloyd's of London syndicates experienced a higher benefit ratio, especially in the fourth quarter, as new information was received about the profitability of open syndicate years. The profitability of the Lloyd's of London market and the syndicates in which UNUM participates may continue to deteriorate and impact future pretax operating income. UNUM is conducting a strategic review of its reinsurance businesses, including the Lloyd's of London syndicates, to determine the appropriateness of their fit within the context of the UNUMProvident merged entity. The review could result in the sale of some or all of the reinsurance businesses. Due to the nature of the risks underwritten and the relative size of the blocks of businesses, several of the products in the Special Risk Insurance segment can exhibit claims variability.

     Solid sales results and stable persistency continued during the year and were the primary drivers of group life premium growth of 22.3% in 1998. Claim block acquisitions generated one-time premiums for group life of $0.2 million and $3.6 million, respectively, for 1997 and 1996, and for reinsurance operations of $5.1 million and $16.3 million, respectively, for 1998 and 1996. Management intends to pursue additional claim block acquisitions in the future.

     The segment's operating expense ratio improved in 1998, primarily driven by continued expense management combined with the strong premium growth. In 1998, the segment's benefit ratio declined slightly, primarily due to favorable claims experience in most lines of business offset by unfavorable experience in certain reinsurance pools.

                                               UNUM Corporation and Subsidiaries

     The increase in pretax operating income for 1997, as compared with 1996, was primarily due to strong premium growth in the group life business, lower expense ratio across most lines, increased investment income and additional fees and other income predominately from reinsurance underwriting management operations. These favorable factors were partially offset by higher benefit ratios in certain lines of business.

COLONIAL PRODUCTS SEGMENT

(Dollars in millions)                         1998        % Change        1997        % Change        1996
---------------------------------------   ------------   ----------   ------------   ----------   ------------
Revenues
Premiums ..............................    $  552.7           5.2%     $  525.4          6.4%      $  493.7
Investment income .....................        65.8          14.2          57.6         21.0           47.6
Fees and other income .................         3.8         (29.6)          5.4         20.0            4.5
                                           --------         -----      --------         ----       --------
  Total operating revenues ............       622.3           5.8         588.4          7.8          545.8
Benefits and expenses
Benefits to policyholders .............       268.7           3.5         259.7          8.5          239.3
Interest credited .....................        16.6          37.2          12.1         61.3            7.5
Operating expenses ....................       139.4           7.1         130.2          6.2          122.6
Commissions ...........................       123.3           7.1         115.1          6.8          107.8
Increase in deferred policy acquisition
 costs ................................       (30.8)         12.0         (27.5)        14.1          (24.1)
                                           ---------        -----      ---------        ----       ---------
  Total benefits and expenses .........       517.2           5.6         489.6          8.1          453.1
                                           ---------        -----      ---------        ----       ---------
Pretax operating income (a) ...........    $  105.1           6.4%     $   98.8          6.6%      $   92.7
                                           =========        =====      =========        ====       =========
Supplemental information (b):
Sales (annualized first month's
 premiums) ............................    $  203.9                    $  224.7                    $  213.6
Benefit ratio (% of premiums) .........        48.6%                       49.4%                       48.5%
Operating expense ratio (% of
 premiums) ............................        25.2%                       24.8%                       24.8%

--------

(a) For the definition of pretax operating income see the Consolidated
    Overview.

(b) Information relating to sales is presented as an indicator of premium growth in the segment. Benefit ratios and operating expense ratios show the relative relationships among data to earned premiums in the segment's income statement.

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

     Pretax operating income for the Colonial Products segment increased for the year ended December 31, 1998, as compared with 1997. The increase was primarily attributable to additional investment income and a reduced benefit ratio in the accident, sickness and disability product line, partially offset by an increase in interest credited and a higher benefit ratio in the cancer product line. The increase in investment income and interest credited, is largely due to the assumption of worksite-marketed universal life insurance under reinsurance agreements Colonial entered into in 1998 and 1997. During 1998, management continued to implement organizational changes to focus on specific distribution channels to market Colonial products.

     Colonial's pretax operating income increased in 1997, as compared with 1996, primarily due to additional investment income, premium growth and reduced operating expense ratios across most lines of business.

RETIREMENT PRODUCTS SEGMENT

(Dollars in millions)                       1998        1997        1996
--------------------------------------   ---------   ---------   ----------
Pretax operating income (a) ..........     $ 1.0       $ 4.7       $ 13.6
                                           =====       =====       ======

--------
(a) For the definition of pretax operating income see the Consolidated
    Overview.

     The Retirement Products segment includes products no longer actively marketed by UNUM including: TSAs, guaranteed investment contracts ("GICs"), deposit administration accounts ("DAs"), 401(k) plans, individual life and group medical insurance. For the years ended December 31, 1998, and 1997, the segment reported decreased pretax operating income as compared with the respective prior year. The decline in operating income in both periods was primarily the result of the sale of UNUM's TSA business in October 1996, as discussed in Item 8 Note 5 "Sale of Tax-Sheltered Annuity Business." For 1997, the decrease in TSA results was partially offset by favorable volatility in the run-off of certain other discontinued products. UNUM expects these blocks of business to continue to decline in size over several years and experience earnings volatility, reflecting their run-off nature.

CORPORATE

(Dollars in millions)                      1998          1997          1996
------------------------------------   -----------   -----------   -----------
Pretax operating loss (a) ..........     $ (58.0)      $ (51.8)      $ (37.5)
                                         =======       =======       =======

--------
(a) For the definition of pretax operating loss see the Consolidated Overview.

     Corporate includes transactions that are generally non-insurance related. For the year ended December 31, 1998, as compared with the same period in 1997, the increased pretax operating loss in Corporate was due to higher interest expense and decreased investment income, partially offset by lower operating expenses. The increased pretax operating loss for 1997, compared with 1996, was primarily due to decreased investment income, principally from the Company's increased use of capital to repurchase shares of its common stock, and higher operating expenses.

INVESTMENTS

Overview

     UNUM's investment objective is to optimize total asset return within appropriate risk criteria established for each product line. UNUM seeks to meet this objective through its asset/liability management process and active asset management of the portfolios. Asset/liability management requires a balance between investment risk and business risk and is a key element for managing certain market risks (see Item 7A "Quantitative and Qualitative Information about Market Risk" for further discussion). Product line investment strategies are developed to complement business risks by meeting the liquidity and solvency requirements of each product. UNUM purchases assets with maturities, expected cash flows and prepayment conditions that are consistent with these strategies.

     In connection with the merger as described in the "Proposed Merger with Provident" section, UNUM is in the process of evaluating its investment strategy and overall asset allocation by investment type in anticipation of a combined entity.

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

     UNUM's invested assets were $9,837.7 million and $8,958.9 million at December 31, 1998, and 1997, respectively. The composition of UNUM's invested assets at December 31, 1998, was 80.3% fixed maturities, 13.2% mortgage loans, 2.6% real estate and 3.9% other invested assets.

                                               UNUM Corporation and Subsidiaries

     Gross realized investment gains were $29.1 million, $24.4 million and $40.2 million, and gross realized investment losses were $8.1 million, $28.0 million and $36.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Fixed Maturities

     Fixed maturities at fair value were $7,896.9 million and $7,310.9 million at December 31, 1998, and 1997, respectively. Management believes UNUM's fixed maturity portfolio is well diversified by company and industry sector. The fixed maturity portfolio is primarily comprised of taxable corporate bonds.

     At December 31, 1998, and 1997, the fixed maturity portfolio included $89.1 million and $83.7 million, respectively, of below investment grade bonds (below "BAA") recorded at fair value. These bonds had an associated amortized cost of $86.2 million and $80.2 million, respectively. Fixed maturity ratings are obtained from external rating agencies or are determined internally by UNUM using similar methods if external ratings are not available. Below investment grade bonds are inherently more risky than investment grade bonds since the risk of default by the issuer, by definition and as exhibited by bond rating, is higher. Management does not expect any risks or uncertainties associated with below investment grade bonds to have a significant effect on UNUM's consolidated financial position or results of operations. There were no fixed maturities delinquent 60 days or more at December 31, 1998, and 1997.

Mortgages

     At December 31, 1998, and 1997, UNUM's mortgage loans were $1,303.4 million and $1,131.0 million, respectively. Management uses a comprehensive rating system to evaluate the investment and credit risk of each mortgage loan and to identify specific properties for inspection and reevaluation. Management establishes allowances for mortgage loans based on a review of individual loans and the overall loan portfolio, considering the value of the underlying collateral.

     Management believes that its mortgage loan portfolio is well diversified geographically and among property types. UNUM's incidence of new problem mortgage loans and foreclosure activity has continued to remain very low in 1998, reflecting improvements in overall economic activity and improving real estate markets in the geographic areas where UNUM has mortgage loans. Management expects a modest level of delinquencies and problem loans in the future. There were no delinquent mortgage loans at December 31, 1998, and at December 31, 1997, the amount was 0.7% of the portfolio.

     At December 31, 1998, and 1997, impaired loans totaled $20.7 million and $43.4 million, respectively. Included in the $20.7 million of impaired loans at December 31, 1998, were $9.0 million of loans which had a related allowance for probable losses of $2.4 million, and $11.7 million of loans which had no related allowance for probable losses. Interest lost on impaired loans in 1998, 1997 and 1996 was not material.

     Realized investment losses related to impaired mortgage loans amounted to $2.3 million, $3.3 million and $1.0 million for 1998, 1997 and 1996, respectively. Impaired mortgage loans as of December 31, 1998, are not expected to have a significant impact on UNUM's results of operations, liquidity or capital resources.

     Restructured mortgage loans are those whose terms have been modified to interest rates less than market at the time of restructure and are currently expected to perform pursuant to such modified terms. UNUM modifies loans to protect its investment and only when it is anticipated that the borrower will be able to meet the modified terms. As of December 31, 1998, restructured mortgage loans totaled $14.5 million, as compared with $39.3 million at December 31, 1997. Interest lost on restructured loans was not material in 1998, 1997 or 1996.

Real Estate

     At December 31, 1998, investment real estate amounted to $250.6 million, compared with $231.5 million at December 31, 1997. Investment real estate is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is valued at fair value at the date of foreclosure and may be classified as investment real estate if it meets UNUM's investment criteria. If investment real estate is determined to be permanently impaired, the carrying amount of the asset is reduced to fair value. Occasionally, investment real estate is reclassified and revalued as real estate held for sale when it no longer meets UNUM's investment criteria. Real estate acquired through foreclosure is not expected to have a significant effect on UNUM's results of operations, liquidity or capital resources.

     At December 31, 1998, and 1997, real estate held for sale amounted to $15.6 million and $23.3 million, respectively. Real estate held for sale is included in other assets in the Consolidated Balance Sheets and is valued net of a valuation allowance that reduces the carrying value to the lower of fair value less estimated costs to sell or cost. This valuation allowance is periodically adjusted based on subsequent changes in UNUM's estimate of fair value less costs to sell.

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

     From time to time, dividend payments, which may be subject to approval by insurance regulatory authorities, are made from UNUM's affiliates to UNUM Corporation. These dividends, along with other funds, are used to service the needs of UNUM Corporation including: debt service, common stock dividends, corporate development, stock repurchase and administrative costs. Net statutory operating income, which excludes realized investment gains and losses net of tax, is one of the determinants of an insurance company's dividend capacity to its parent. Statutory accounting rules and practices, which differ in certain respects from generally accepted accounting principles, are mandated by regulators in an insurance company's state of domicile. In addition to the level of net statutory operating income, UNUM's determination of amounts to be dividended by affiliates to UNUM Corporation depends on other factors such as risk-based capital ratios, funding growth objectives at an affiliate level and maintaining appropriate capital adequacy ratios as defined by certain rating agencies (see "Ratings" section).

     The states of domicile for UNUM's subsidiaries generally limit dividend payments to the greater of the prior year's net statutory operating income or 10% of the prior year's statutory surplus. The amount available under current law for payment of dividends during 1999 to UNUM Corporation from all U.S. domiciled insurance subsidiaries without state insurance regulatory approval is approximately $150 million. UNUM Corporation also has the ability to draw a dividend from its United Kingdom-based affiliate, UNUM Limited. Such dividends are limited in amount, based on insurance company legislation in the United Kingdom which requires a minimum solvency margin. The amount available under current law for payment of dividends to UNUM Corporation from UNUM Limited during 1999 is approximately $20 million. It is not uncommon for an insurance entity to request regulatory approval for dividends in excess of amounts available without such approval.

     The risk-based capital ("RBC") standards for life insurance companies, as prescribed by the National Association of Insurance Commissioners, establish an RBC ratio comparing adjusted surplus to required surplus for each of UNUM's United States domiciled insurance subsidiaries. If the RBC ratio falls within certain ranges, regulatory action may be taken ranging from increased information requirements to mandatory control by the domiciliary insurance department. The RBC ratios for UNUM's insurance subsidiaries, measured at December 31, 1998, were significantly above the ranges that would require regulatory action.

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

     On December 15, 1998, UNUM Corporation issued $250 million of senior notes, which mature in 2028, under an omnibus shelf registration with the Securities and Exchange Commission, which became effective August 2, 1996. UNUM used the proceeds to repay short-term debt and for general corporate purposes. The shelf registration relates to $500 million of securities (including debt securities, preferred stock, common stock and other securities). On August 15, 1996, UNUM established a $250 million medium-term note ("MTN") program under the shelf registration.

     On December 4, 1997, UNUM borrowed [British pound]100 million ($168.3 million) through a private placement with an investor in the United Kingdom (see
Item 8 Note 8 "Notes Payable"). The borrowing has an expected term of ten years. Upon issuance of the [British pound]100 million borrowing, UNUM entered into currency and interest rate swap agreements

                                               UNUM Corporation and Subsidiaries

that converted the principal amount to U.S. dollars and the interest obligation on the debt from a pound sterling based fixed rate to a U.S. dollar fixed rate. The borrowing is callable by either party over the life of the agreement, under certain circumstances. UNUM anticipates the debt will be called in 1999. Therefore, UNUM is currently evaluating various financing alternatives and intends to substitute a debt instrument to match the maturity and terms of the interest rate swap agreement.

     At December 31, 1998, UNUM had short-term and long-term debt totaling $283.5 million and $598.3 million, respectively. At December 31, 1998, approximately $414 million was available for additional financing under the existing revolving credit facility and $200 million of investment grade debt instruments was available for issuance under the shelf registration. In the normal course of business, UNUM enters into letters of credit, primarily to satisfy capital requirements related to certain subsidiary transactions. UNUM had outstanding letters of credit of $149.7 million and $84.6 million at December 31, 1998, and 1997, respectively.

     Effective November 23, 1998, UNUM's Board of Directors rescinded the company's stock repurchase program as a result of the pending merger agreement with Provident. During 1998, 1997 and 1996, UNUM acquired approximately 1.3 million, 7.1 million and 3.8 million shares, respectively, of its common stock in the open market at an aggregate cost of $65.0 million, $285.2 million and $119.1 million, respectively.

     UNUM was committed at December 31, 1998, to purchase invested assets in the amount of $45.7 million. Independent of the cash flows of UNUM Corporation, management anticipates that the operating cash flows of the subsidiaries of UNUM Corporation will be sufficient to meet benefit obligations, planned investment commitments and operational needs of those companies.

RATINGS

     Standard & Poor's Corporation ("Standard & Poor's"), Moody's Investors Service ("Moody's") and A.M. Best Company ("A.M. Best") are among the third parties that provide UNUM independent assessments of its overall financial position. Ratings from these agencies for financial strength are available for the individual United States domiciled insurance company subsidiaries. Financial strength ratings are based primarily on U.S. statutory financial information for the individual U.S. domiciled insurance companies. Debt ratings for UNUM Corporation are based primarily on consolidated financial information prepared using generally accepted accounting principles. Both financial strength ratings and debt ratings incorporate qualitative analyses of UNUM companies done by rating agencies on an ongoing basis.

     As a result of UNUM's announced plan to merge with Provident, on November 23, 1998, the aforementioned credit agencies put UNUM's credit ratings under review. The table below reflects the debt ratings for UNUM Corporation and the financial strength ratings for UNUM's United States domiciled insurance company subsidiaries at February 26, 1999:


                               Standard
                               & Poor's                         Moody's                         A.M. Best
                     --------------------------- ------------------------------------- --------------------------
UNUM Corporation Ratings:
 Senior Notes due                A+                       A1
 December, 2028              (Strong)            (Upper Medium Grade)
                     CreditWatch with negative   On review for possible
                            implications              downgrade

 Senior Debt                     A+                       A1
  (MTN program)               (Strong)            (Upper Medium Grade)
                     CreditWatch with negative   On review for possible
                            implications              downgrade

 Subordinated Debt               A-                       A2
  (Monthly Income             (Strong)            (Upper Medium Grade)
  Debt Securities)   CreditWatch with negative   On review for possible
                            implications              downgrade

 Commercial Paper               A-1                      P-1
                              (Strong)              (Superior Ability)
                     Rating affirmed, 11/23/98   Rating confirmed, 11/23/98

United States Subsidiaries' Ratings:

 UNUM America                    AA                      Aa2                                     A++
                           (Very Strong)             (Excellent)                             (Superior)
                     CreditWatch with negative   On review for possible                   Under review with
                            implications              downgrade                        developing implications

 First UNUM                      AA                      Aa2                                     A+
                           (Very Strong)              (Excellent)                            (Superior)
                     CreditWatch with negative   On review for possible                   Under review with
                            implications               downgrade                       developing implications

 Colonial                        AA                      Aa3                                     A+
                           (Very Strong)             (Excellent)                             (Superior)
                     CreditWatch with negative   On review for possible                   Under review with
                            implications              upgrade                          developing implications

     At February 26, 1999, the unsold portion of the shelf registration related to preferred stock carried a rating of "a1/a2" (Upper-Medium Quality) from Moody's.


DERIVATIVES

     Refer to Item 8 Note 14 "Derivative Financial Instruments" for information.

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

                                               UNUM Corporation and Subsidiaries

YEAR 2000 DATE CONVERSION

     The following discussion regarding the Year 2000 Date Conversion contains forward-looking statements, and should be read in conjunction with the Forward-Looking Information disclosure made at the beginning of the Management's Discussion and Analysis.

     The year 2000 date conversion relates to whether computer systems will properly recognize date-sensitive information when the year changes to 2000. This inability to recognize the year 2000 may cause systems to process critical financial and operational information incorrectly. This, in turn, could cause disruptions of normal business operations, including the inability to process claims, bill and collect premium, and manage investment activities. UNUM has a corporate-wide program underway to address the year 2000 date conversion relating to its internal computer systems and critical dependencies of its business including suppliers, business partners, customers, facilities and telecommunications.

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

     As of December 31, 1998, UNUM has completed the assessment phase for all its critical systems and for more than 90% of its non-critical systems. Coding remediation of UNUM's critical systems is virtually complete with approximately 95% of those remediated completing the testing phase. Greater than 85% of the non-critical systems have been remediated and tested. Deployment is underway for most critical systems and the majority of non-critical systems. Management has substantially completed all phases for its critical and non-critical systems as of December 31, 1998, and expects to complete all phases by the end of 1999.

     In addition, UNUM continues to assess critical external dependencies, including suppliers, business partners and customers, and non-systems aspects of the business such as facilities and telecommunication. As part of this due diligence program, UNUM has sent year 2000 compliance questionnaires to its critical third party suppliers, is reviewing responses received, performing cross-checks against other publicly available information and conducting due diligence meetings. UNUM is performing site visits to certain third party businesses, determining the frequency and timing of follow-up site visits, and planning to test specific systems for compliance. To date, no significant issues from critical external dependencies have been identified; however, there can be no guarantee that the computer systems of these third parties will be year 2000 compliant. UNUM is developing contingency plans to alleviate the potential business impact of third parties not being year 2000 compliant. Management expects all of these plans to be finalized and ready for implementation in third quarter 1999.

     UNUM estimates that total internal (opportunity costs) and external (out-of-pocket) costs for addressing the year 2000 date conversion will range from $70 million to $80 million, which are expensed as incurred. As of December 31, 1998, UNUM has incurred approximately $59 million in connection with its year 2000 program. The costs of the project and the date on which UNUM plans to complete year 2000 modifications are based on management's best estimates, derived using numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

Market-Sensitive Instruments and Risk Management

     The following discussion about UNUM's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements (see "Forward-Looking Information" in Item 7). UNUM's financial instruments are exposed to market risk, which is the risk of market volatility and potential disruptions in the market that may result in certain financial instruments becoming less valuable. UNUM's primary market risk is interest rate risk, which is the sensitivity of earnings, cash flows and the fair value of financial instruments to changes in the level of interest rates. In accordance with the Securities and Exchange Commission's Financial Reporting Release No. 48, the following quantitative analysis provides the estimated loss in fair value of certain market sensitive financial assets and liabilities held at December 31, 1998, and 1997, given a hypothetical 10-percent adverse change in interest rates and related qualitative information on how UNUM manages interest rate risk. All of UNUM's financial instruments are held for purposes other than trading.

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

     The model used in the following analysis included UNUM's fixed maturities, mortgage loans and deposit assets held at December 31, 1998, and 1997, and incorporated assumptions regarding the impact of changing interest rates on expected cash flows for certain financial assets with prepayment features, such as callable bonds, mortgage-backed securities and mortgage loans. The model used also assumed an immediate change in interest rates without any management of the investment portfolio in reaction to such change. The hypothetical reduction in the fair value of UNUM's financial assets included in the model resulting from a hypothetical 10-percent adverse change in interest rates prevalent at December 31, 1998, and 1997, was estimated to be $290 million and $323 million, respectively. In consideration of UNUM's ongoing strategy of asset/liability duration alignment, this hypothetical reduction in fair value would be largely offset by the corresponding decrease in the fair value of insurance reserves.

     UNUM has established policies and procedures governing its issuance of debt. UNUM manages its debt composition and related interest rate risk by considering such factors as the debt to equity ratio, fixed rate to variable rate debt ratio, future debt requirements, interest rate environment and market conditions. The sensitivity analysis of notes payable considered the impact of an immediate hypothetical interest rate change as of December 31, 1998, and 1997, and the effects of the interest rate swap agreement described in Item 8
Note 14 "Derivative Financial Instruments." Based upon the interest rate exposure relating to UNUM's notes payable at December 31, 1998, and 1997, a hypothetical 10-percent adverse change in interest rates in the near term would not materially affect the fair value of UNUM's notes payable.

     Additionally, UNUM periodically uses options, futures and interest rate swaps, which are common derivative financial instruments, to hedge interest rate risk associated with anticipated purchases and sales of investments and debt issuance (see Item 8 Note 14 "Derivative Financial Instruments" for further information on derivatives).

                                               UNUM Corporation and Subsidiaries

Foreign Currency Exchange Risk

     UNUM generally conducts its international businesses through foreign operating entities that maintain assets and liabilities in local currencies, substantially limiting foreign currency exchange rate risk to net assets denominated in foreign currencies. The unrealized foreign currency translation gains and losses are reported in other comprehensive income in stockholders' equity. After assessing UNUM's foreign currency exchange risk at December 31, 1998, and 1997, a hypothetical 10-percent adverse change in exchange rates in the near term would not materially affect UNUM's consolidated stockholders' equity at December 31, 1998, and 1997. Foreign exchange exposure was calculated by translating the local reporting currency into U.S. dollars using foreign currency exchange rates at December 31, 1998, and 1997, and applying a hypothetical 10-percent adverse change in foreign exchange rates to the translated amount.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                           INDEX                                              Page
------------------------------------------------------------------------------------------   -----
Report of Independent Accountants ........................................................    28
Consolidated Financial Statements:
 Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996 ..    29
 Consolidated Balance Sheets as of December 31, 1998, and 1997 ...........................    30
 Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998,
   1997 and 1996 .........................................................................    31
 Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and
   1996 ..................................................................................    32
 Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1998,
   1997 and 1996 .........................................................................    34
Notes to Consolidated Financial Statements ...............................................    35

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Stockholders
UNUM Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page 27 present fairly, in all material respects, the financial position of UNUM Corporation and its subsidiaries at December 31, 1998, and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a) on page 71 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of UNUM's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/ PRICEWATERHOUSECOOPERS LLP

Portland, Maine
February 2, 1999

      UNUM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME

                                                                     Year Ended December 31,
                                                          ---------------------------------------------
(Dollars in millions, except per common share data)            1998            1997            1996
-------------------------------------------------------   -------------   -------------   -------------
Revenues
Premiums ..............................................    $ 3,841.7       $ 3,263.7       $ 3,151.5
Investment income .....................................        661.4           661.0           803.3
Net realized investment gains (losses) ................         21.0            (3.6)            3.4
Fees and other income .................................        117.3           227.3           113.5
                                                           ---------       ----------      ---------
  Total revenues ......................................      4,641.4         4,148.4         4,071.7
Benefits and expenses
Benefits to policyholders .............................      2,886.2         2,438.8         2,342.2
Interest credited .....................................         46.4            83.5           200.6
Salaries and related expenses .........................        479.3           433.4           424.0
Other operating expenses ..............................        401.1           370.3           445.0
Commissions ...........................................        496.2           410.5           386.9
Increase in deferred policy acquisition costs .........       (235.1)         (166.9)         (109.3)
Interest expense ......................................         49.9            42.4            40.7
                                                           ----------      ----------      ----------
  Total benefits and expenses .........................      4,124.0         3,612.0         3,730.1
                                                           ----------      ----------      ----------
Income before income taxes ............................        517.4           536.4           341.6
Income taxes
Current ...............................................         27.9            68.3           122.3
Deferred ..............................................        126.1            97.8           (18.7)
                                                           ----------      ----------      ----------
  Total income taxes ..................................        154.0           166.1           103.6
                                                           ----------      ----------      ----------
Net income ............................................    $   363.4       $   370.3       $   238.0
                                                           ==========      ==========      ==========
Net income per common share:
 Basic ................................................    $    2.63       $    2.65       $    1.63
 Diluted ..............................................    $    2.57       $    2.59       $    1.61

                See notes to consolidated financial statements.

                       UNUM CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                          December 31,
                                                                 ------------------------------
(Dollars in millions)                                                 1998            1997
--------------------------------------------------------------   -------------   --------------
                          ASSETS
Investments
 Fixed maturities available for sale--at fair value
  (amortized cost: 1998--$7,350.0; 1997--$6,893.0) ...........    $  7,896.9      $   7,310.9
 Equity securities available for sale--at fair value
  (cost:1998--$21.3; 1997--$21.1).............................          31.0             30.7
 Mortgage loans ..............................................       1,303.4          1,131.0
 Real estate, net ............................................         250.6            231.5
 Policy loans ................................................         137.6            128.5
 Other long-term investments .................................           2.0              1.8
 Short-term investments ......................................         216.2            124.5
                                                                  ----------      -----------
   Total investments .........................................       9,837.7          8,958.9
Cash .........................................................          80.5             56.8
Accrued investment income ....................................         167.4            160.3
Premiums due .................................................         518.1            390.9
Deferred policy acquisition costs ............................       1,266.0          1,031.7
Property and equipment, net ..................................         237.9            196.2
Reinsurance receivables ......................................       1,770.0          1,441.2
Deposit assets ...............................................         729.7            688.3
Other assets .................................................         540.3            486.2
Separate account assets ......................................          35.3             29.6
                                                                  ----------      -----------
   Total assets ..............................................    $ 15,182.9      $  13,440.1
                                                                  ==========      ===========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Future policy benefits ......................................    $  2,360.2      $   2,108.4
 Unpaid claims and claim expenses ............................       6,841.2          5,944.4
 Other policyholder funds ....................................         875.4          1,004.9
 Income taxes
  Current ....................................................          47.3             20.7
  Deferred ...................................................         625.8            496.2
 Notes payable ...............................................         881.8            635.8
 Other liabilities ...........................................         778.2            765.3
 Separate account liabilities ................................          35.3             29.6
                                                                  ----------      -----------
   Total liabilities .........................................      12,445.2         11,005.3
Stockholders' equity
 Preferred stock, par value $0.10 per share, authorized
  10,000,000 shares, none issued
 Common stock, par value $0.10 per share, authorized
  240,000,000 shares, issued 199,975,916 shares ..............          20.0             20.0
 Additional paid-in capital ..................................       1,151.2          1,123.0
 Retained earnings ...........................................       2,444.9          2,162.5
 Accumulated other comprehensive income:
  Unrealized gains, net ......................................         248.4            211.4
  Unrealized foreign currency translation adjustment .........         (19.4)           (16.0)
                                                                  ----------      -----------
   Total accumulated other comprehensive income ..............         229.0            195.4
                                                                  ----------      -----------
                                                                     3,845.1          3,500.9
Less:
 Treasury stock, at cost (1998--61,266,501 shares;
   1997--61,703,924 shares) ..................................       1,085.9          1,050.3
 Restricted stock deferred compensation ......................          21.5             15.8
                                                                  ----------      -----------
 Total stockholders' equity ..................................       2,737.7          2,434.8
                                                                  ----------      -----------
   Total liabilities and stockholders' equity ................    $ 15,182.9      $  13,440.1
                                                                  ==========      ===========

                See notes to consolidated financial statements.

                       UNUM CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                         Common                  Accumulated
                                         Stock     Additional       Other
(Dollars in millions,                  $0.10 Par     Paid-in    Comprehensive
except per common share data)            Value       Capital        Income
------------------------------------- ----------- ------------ ---------------
Balance at January 1, 1996 ..........   $  10.0    $  1,088.2     $  190.0
1996 Transactions:
 Net income .........................
 Other comprehensive income .........                               (108.9)
 Dividends to stockholders
  ($0.545 per common share)..........
 Treasury stock acquired ............
 Employee stock option and
  other transactions ................                    15.2
                                        -------    ----------     --------
Balance at December 31, 1996 ........      10.0       1,103.4         81.1
1997 Transactions:
 Net income .........................
 Other comprehensive income .........                                114.3
 Two-for-one common stock split .....      10.0         (10.0)
 Dividends to stockholders
  ($0.565 per common share)..........
 Treasury stock acquired ............
Employee stock option and
  other transactions ................                    29.6
                                        -------    ----------     --------
Balance at December 31, 1997 ........      20.0       1,123.0        195.4
1998 Transactions:
 Net income .........................
 Other comprehensive income .........                                 33.6
 Dividends to stockholders ..........
  ($0.585 per common share)
 Treasury stock acquired ............
 Employee stock option and
  other transactions ................                    28.2
                                        -------    ----------     --------
Balance at December 31, 1998 ........   $  20.0    $  1,151.2     $  229.0
                                        =======    ==========     ========



                                                                     Restricted
                                                                        Stock
(Dollars in millions,                    Retained      Treasury       Deferred
except per common share data)            Earnings        Stock      Compensation      Total
------------------------------------- ------------- -------------- -------------- -------------
Balance at January 1, 1996 ..........  $  1,713.2     $   (691.6)    $   (6.9)     $  2,302.9
1996 Transactions:
 Net income .........................       238.0                                       238.0
 Other comprehensive income .........                                                  (108.9)
 Dividends to stockholders
  ($0.545 per common share)..........       (79.8)                                      (79.8)
 Treasury stock acquired ............                     (119.1)                      (119.1)
 Employee stock option and
  other transactions ................                       18.5         (3.7)           30.0
                                       ----------     ----------     --------      ----------
Balance at December 31, 1996 ........     1,871.4         (792.2)       (10.6)        2,263.1
1997 Transactions:
 Net income .........................       370.3                                       370.3
 Other comprehensive income .........                                                   114.3
 Two-for-one common stock split .....                                                      --
 Dividends to stockholders
  ($0.565 per common share)..........       (79.2)                                      (79.2)
 Treasury stock acquired ............                     (285.2)                      (285.2)
Employee stock option and
  other transactions ................                       27.1         (5.2)           51.5
                                       ----------     ----------     --------      ----------
Balance at December 31, 1997 ........     2,162.5       (1,050.3)       (15.8)        2,434.8
1998 Transactions:
 Net income .........................       363.4                                       363.4
 Other comprehensive income .........                                                    33.6
 Dividends to stockholders ..........
  ($0.585 per common share)                 (81.0)                                      (81.0)
 Treasury stock acquired ............                      (65.0)                       (65.0)
 Employee stock option and
  other transactions ................                       29.4         (5.7)           51.9
                                       ----------     ----------     --------      ----------
Balance at December 31, 1998 ........  $  2,444.9     $ (1,085.9)    $  (21.5)     $  2,737.7
                                       ==========     ==========     ========      ==========

                See notes to consolidated financial statements.

                       UNUM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Year Ended December 31,
                                                                      ---------------------------------------------
(Dollars in millions)                                                      1998            1997            1996
-------------------------------------------------------------------   -------------   -------------   -------------
Operating activities:
Net income ........................................................    $    363.4      $    370.3      $    238.0
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Increase in future policy benefits and unpaid claims and
  claim expenses ..................................................         980.1           726.6           743.0
 Increase in reinsurance receivables ..............................        (327.8)         (277.5)         (721.2)
 Increase in premiums due .........................................        (127.1)          (94.8)          (72.6)
 Increase in income tax liability .................................         140.5            52.8            20.4
 (Increase) decrease in deferred policy acquisition costs .........        (234.2)         (163.3)          274.3
 (Increase) decrease in deposit assets ............................          12.3           (55.9)         (432.1)
 Deferral (recognition) of gain on sale of tax-sheltered
  annuities .......................................................          (3.3)          (72.6)           80.8
 Charge for individual disability reinsurance fees ................            --              --            49.7
 Other ............................................................           6.8             6.4           112.4
                                                                       ----------      ----------      ----------
   Net cash provided by operating activities ......................         810.7           492.0           292.7
                                                                       ----------      ----------      ----------
Investing activities:
Maturities of fixed maturities available for sale .................         405.4           457.7           775.2
Sales of fixed maturities available for sale ......................         715.0           652.1         2,514.4
Sales and maturities of other investments .........................         144.5           234.9           269.5
Purchases of fixed maturities available for sale ..................      (1,557.0)       (1,360.6)       (1,890.9)
Purchases of other investments ....................................        (374.4)         (216.3)         (263.0)
Net (increase) decrease in short-term investments .................         (91.7)           10.7        (1,063.9)
Net additions to property and equipment ...........................         (41.1)          (26.1)          (54.3)
                                                                       ----------      ----------      ----------
Net cash provided by (used in) investing activities ...............        (799.3)         (247.6)          287.0
                                                                       ----------      ----------      ----------
Financing activities:
Deposits and interest credited to investment contracts ............         100.7           285.1           597.1
Maturities and withdrawals from investment contracts ..............        (217.2)         (327.2)         (903.8)
Dividends to stockholders .........................................         (81.0)          (79.2)          (79.8)
Treasury stock acquired ...........................................         (65.0)         (285.2)         (119.1)
Proceeds from notes payable .......................................         278.1           168.3              --
Repayment of notes payable ........................................         (68.1)          (48.5)          (15.0)
Net increase (decrease) in short-term debt ........................          36.0           (10.6)          (42.3)
Other .............................................................          27.3            32.8            18.9
                                                                       ----------      ----------      ----------
   Net cash provided by (used in) financing activities ............          10.8          (264.5)         (544.0)
                                                                       ----------      ----------      ----------
Effect of exchange rate changes on cash ...........................           1.5            (1.0)           (0.3)
                                                                       ----------      ----------      ----------
Net increase (decrease) in cash ...................................          23.7           (21.1)           35.4
Cash at beginning of year .........................................          56.8            77.9            42.5
                                                                       ----------      ----------      ----------
Cash at end of year ...............................................    $     80.5      $     56.8      $     77.9
                                                                       ==========      ==========      ==========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
 Income taxes .....................................................    $     31.4      $     76.1      $     76.4
 Interest .........................................................    $     50.9      $     43.3      $     40.8

                See notes to consolidated financial statements.

                       UNUM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental disclosure of noncash operating and investing activities:

     For the year ended December 31, 1997, in connection with contractholder and participant consents for assumption reinsurance related to the tax-sheltered annuity business UNUM sold in 1996, UNUM reduced its deposit assets by $2,317.8 million, policy loan assets by $104.8 million, other policyholder fund liabilities by $2,486.5 million and separate account assets and liabilities by $526.5 million. Also, during 1996, fixed maturities available for sale of $588.6 million and short-term investments of $1,825.9 million were transferred to the buyer on October 1, 1996. Upon transfer, there was a corresponding increase in UNUM's deposit assets.


                See notes to consolidated financial statements.

                       UNUM CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                           Year Ended December 31,
                                                                   ----------------------------------------
(Dollars in millions)                                                  1998          1997          1996
----------------------------------------------------------------   -----------   -----------   ------------
Net income .....................................................    $  363.4      $  370.3      $   238.0
Other comprehensive income:
 Unrealized holding gains (losses) arising
  during the period, net .......................................        47.4         131.2         (135.5)
 Reclassification adjustment for realized (gains) losses
  included in net income, net ..................................       (10.4)         (2.1)           4.7
                                                                    --------      --------      ---------
  Changes in unrealized gains (losses), net ....................        37.0         129.1         (130.8)
 Foreign currency translation adjustments ......................        (3.4)        (14.8)          21.9
                                                                    --------      --------      ---------
  Total other comprehensive income .............................        33.6         114.3         (108.9)
                                                                    --------      --------      ---------
Comprehensive income ...........................................    $  397.0      $  484.6      $   129.1
                                                                    ========      ========      =========
Supplemental disclosures of comprehensive income information:
Tax (expense) benefit related to unrealized holding (gains)
 losses ........................................................   $   (20.8)    $   (65.5)     $    41.8
Tax (expense) benefit related to reclassification adjustment for
 realized (gains) losses .......................................   $    (5.6)    $    (1.1)     $     2.5
                                                                   =========     =========      =========

                See notes to consolidated financial statements.

                                               UNUM Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Basis of Presentation
     The accompanying consolidated financial statements of UNUM Corporation and subsidiaries ("UNUM") have been prepared on the basis of generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

     The consolidated financial statements include the accounts of UNUM Corporation and subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Reclassification

     To better reflect the business of Duncanson & Holt Underwriters Ltd., as reported in the Special Risk Insurance segment, the results have been reflected on separate lines in UNUM's statements of income, balance sheets and statements of cash flows. Previously the operating results, financial position and cash flows were reported as net amounts in fees and other income and other assets. Prior year amounts have been reclassified for comparative purposes. Certain other 1997 and 1996 amounts have been reclassified in 1998 for comparative purposes.

Investments
     Investments are reported as follows:

     o Fixed maturities available for sale (certain bonds and redeemable preferred stocks)--at fair value.

     o Equity securities available for sale (common stocks and non-redeemable preferred stocks)--at fair value.

     o Mortgage loans--at amortized cost less an allowance for probable losses.


     o    Real estate--at cost less accumulated depreciation.

     o    Policy loans--at unpaid principal balance.

     o Other long-term investments--at cost plus UNUM's equity in undistributed net earnings since acquisition.

     o Short-term investments--are considered available for sale and are carried at cost which approximates fair value.

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

     For group disability, individual disability, and group life and health business, the costs are amortized in proportion to expected future premiums. For universal life products, the costs are amortized in proportion to estimated gross profits from interest margins, mortality and other elements of performance under the contracts. Amortization may be adjusted periodically to reflect differences between actual experience and original assumptions, with any resulting changes reflected in current operating results. The amounts deferred and amortized were as follows:

                                                                      Year Ended December 31,
                                                              ---------------------------------------
(Dollars in millions)                                             1998          1997          1996
-----------------------------------------------------------   -----------   -----------   -----------
   Deferred ...............................................    $  532.7      $  393.8      $  334.7
   Less amortized .........................................      (297.6)       (226.9)       (225.4)
                                                               --------      --------      --------
    Increase in deferred policy acquisition costs .........    $  235.1      $  166.9      $  109.3
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

Accounting for Participating Individual Life Insurance

     Participating policies issued by the former Union Mutual Life Insurance Company ("Union Mutual") prior to its conversion to a stock life insurance company on November 14, 1986, will remain participating as long as they remain in force. A Participation Fund Account ("PFA") was established for the benefit of all Union Mutual's individual participating life and annuity policies and contracts.

     The assets of the PFA provide for the benefit, dividend and certain expense obligations of the participating individual life insurance policies and annuity contracts. This line of business participates in the experience of the PFA and its operations have been excluded from the Consolidated Statements of Income. The PFA represented approximately 2.4% and 2.7% of consolidated assets and 2.9% and 3.3% of consolidated liabilities at December 31, 1998, and 1997, respectively.

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

                                               UNUM Corporation and Subsidiaries

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

Recognition of Premium Revenues and Related Expenses

     Group insurance and individual disability premiums are recognized as income when due. Benefits and expenses are matched with earned premiums to result in recognition of profits over the life of the contracts. This association is accomplished by recording a provision for future policy benefits and unpaid claims and claim expenses and by amortizing deferred policy acquisition costs.

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

     Premium for UNUM's Lloyd's of London ("Lloyd's") business is based on participation in the individual syndicate underwriting years that generate premiums over a three-year period of time. UNUM has participated in the Lloyd's market for a number of years and uses its historical experience plus information obtained from its managing agents to estimate revenues, losses, expenses, and the related assets and liabilities. Additionally, an independent acturial review of the syndicates' open reserves is performed annually and management periodically reviews its estimates as information is received from the Lloyd's syndicates. Any resulting adjustment to the estimates is reflected in the current results.

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

Accounting Pronouncements Adopted

     Effective January 1, 1998, UNUM adopted Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components in a financial statement with the same prominence as other financial statements. Comprehensive income is defined as net income adjusted for changes in stockholders' equity resulting from events other than net income or transactions related to an entity's capital instruments. UNUM has reclassified financial statements for earlier years as required by FAS 130.

     Effective January 1, 1998, UNUM adopted FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for reporting information about operating segments. Generally, FAS 131 requires that financial information about operating segments be reported on the basis that is used internally for evaluating performance. UNUM has determined that its current segment reporting structure meets the requirements of FAS 131 and no restatement of financial information is needed. Additional segment information has been disclosed as required under FAS 131.

     Effective January 1, 1998, UNUM adopted FAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revised disclosure requirements for employers' pension and other retiree benefits. FAS 132 did not change the measurement or recognition of pension or other postretirement benefit plans. UNUM has restated disclosures for earlier years presented, as required under FAS 132.

     Effective January 1, 1998, UNUM implemented Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," which provided guidance on accounting for the costs of developing or obtaining computer software for internal use. The adoption of SOP 98-1 did not have a material effect on UNUM's results of operations or financial position.

     Effective December 31, 1997, UNUM adopted FAS No. 128, "Earnings Per Share," ("EPS") which changed the computation of EPS and requires dual presentation of "basic" and "diluted" EPS. FAS 128 superseded Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share."

     Effective December 31, 1997, UNUM adopted FAS No. 129, "Disclosures of Information About Capital Structure," which consolidated disclosure requirements related to the type and nature of securities contained in an entity's capital structure. FAS 129 did not add to or change any of UNUM's disclosures.

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

New Accounting Pronouncements

     In October 1998, the Accounting Standards Executive Committee ("AcSEC") issued SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk," which provides guidance on applying the deposit method of accounting to insurance and reinsurance contracts that do not transfer insurance risk. UNUM is required to adopt SOP 98-7 effective January 1, 2000. Previously issued financial statements should not be restated unless the SOP is adopted prior to the effective date and during an interim period. The adoption of SOP 98-7 is not expected to have a material impact on UNUM's results of operations, liquidity or financial position.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative under FAS 133 depends on the intended use of the derivative and its hedging designation. UNUM is required to adopt FAS 133 effective January 1, 2000. UNUM has not yet determined the impact FAS 133 will have on its results of operations, liquidity or financial position.

     In December 1997, the AcSEC issued SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," which provides guidance on accounting for the recognition and measurement of liabilities for guaranty funds and other insurance-related assessments. UNUM is required to adopt SOP 97-3 effective January 1, 1999. Previously issued financial statements should not be restated unless the SOP is adopted prior to the effective date and during an interim period. The adoption of SOP 97-3 is not expected to have a material impact on UNUM's results of operations, liquidity or financial position.

                                               UNUM Corporation and Subsidiaries

NOTE 2. INVESTMENTS
     The following tables summarize the components of investment income, net realized investment gains (losses) and changes in unrealized gains (losses), net:


Investment Income

                                                                      Year Ended December 31,
                                                              ---------------------------------------
(Dollars in millions)                                             1998          1997          1996
-----------------------------------------------------------   -----------   -----------   -----------
   Fixed maturities available for sale                         $  541.8      $  539.1      $  642.2
   Mortgage loans .........................................       105.0         110.6         112.1
   Real estate ............................................        24.9          23.1          20.0
   Policy loans ...........................................         8.3           6.7          10.2
   Other long-term investments ............................         0.1           2.8           7.3
   Short-term investments .................................        19.7          17.6          52.3
                                                               --------      --------      --------
    Gross investment income ...............................       699.8         699.9         844.1
   Less investment expenses ...............................       (14.3)        (14.5)        (16.3)
   Less investment income on participating individual
    life insurance policies and annuity contracts .........       (24.1)        (24.4)        (24.5)
                                                               --------      --------      --------
    Investment income .....................................    $  661.4      $  661.0      $  803.3
                                                               ========      ========      ========

Net Realized Investment Gains (Losses)

                                                              Year Ended December 31,
                                                        ------------------------------------
(Dollars in millions)                                      1998         1997         1996
-----------------------------------------------------   ----------   ----------   ----------
   Gross realized investment gains:
   Fixed maturities available for sale ..............    $  18.6      $  17.1      $  22.0
   Equity securities available for sale .............        0.1          0.7           --
   Mortgage loans, real estate and other ............       10.4          6.6         18.2
                                                         -------      -------      -------
    Gross realized investment gains .................       29.1         24.4         40.2
                                                         -------      -------      -------
   Gross realized investment losses:
   Fixed maturities available for sale ..............       (2.8)       (14.6)       (29.2)
   Mortgage loans, real estate and other ............       (5.3)       (13.4)        (7.6)
                                                         -------      -------      -------
    Gross realized investment losses ................       (8.1)       (28.0)       (36.8)
                                                         -------      -------      -------
     Net realized investment gains (losses) .........    $  21.0     $   (3.6)     $   3.4
                                                         =======     ========      =======

Change in Unrealized Gains (Losses), Net

                                                                 Year Ended December 31,
                                                         ----------------------------------------
(Dollars in millions)                                        1998          1997          1996
------------------------------------------------------   -----------   -----------   ------------
   Fixed maturities available for sale ...............    $  129.0      $  131.9       $ (265.9)
   Equity securities available for sale ..............          --           2.1            3.4
   Marketable securities held in trust ...............        83.9         127.8             --
   Unpaid claims adjustment ..........................      (160.7)        (68.4)          92.5
   Deferred taxes ....................................       (15.2)        (64.3)          39.2
                                                          --------      --------       --------
    Total change in unrealized gains (losses), net, as
     included in stockholders' equity ................    $   37.0      $  129.1       $ (130.8)
                                                          ========      ========       ========

     UNUM's fixed maturities are reported at fair value as a result of being classified as available for sale. Accordingly, the related liability for unpaid claims and claims expenses is adjusted to reflect the changes that would have been necessary if the related fixed maturities were sold at their fair value and the proceeds were reinvested at current yields. At December 31, 1998, 1997 and 1996, the net unrealized gain on available for sale fixed maturities was $546.9 million, $417.9 million and $286.0 million, respectively, and the related unpaid claims adjustment was $397.8 million, $237.1 million and $168.7 million, respectively.

     The marketable securities held in trust relate to the individual disability reinsurance agreement (see Note 6 "Reinsurance"). Changes in fair value of the assets and the related adjustment to unpaid claims are reflected in the equity section of UNUM's Consolidated Balance Sheets.


Fixed Maturities
     The amortized cost and fair value of fixed maturities available for sale at December 31, 1998, were as follows:


                                                                Gross          Gross
                                               Amortized     Unrealized     Unrealized        Fair
(Dollars in millions)                             Cost          Gains         Losses          Value
-------------------------------------------   -----------   ------------   ------------   ------------
   U.S. Government ........................   $    21.6       $   3.0        $    --       $    24.6
   U.S. States and municipalities .........     1,189.4          56.1             --         1,245.5
   Foreign governments ....................       341.9          53.4             --           395.3
   Public utilities .......................     1,408.8         121.6           (7.8)        1,522.6
   Corporate bonds ........................     4,280.5         334.3          (16.3)        4,598.5
   Redeemable preferred stocks ............         0.2            --             --             0.2
   Mortgage-backed securities .............       107.6           2.6             --           110.2
                                              ---------       -------        -------       ---------
     Total ................................   $ 7,350.0       $ 571.0        $ (24.1)      $ 7,896.9
                                              =========       =======        =======       =========

     The amortized cost and fair value of fixed maturities available for sale at December 31, 1997, were as follows:


                                                                Gross          Gross
                                               Amortized     Unrealized     Unrealized        Fair
(Dollars in millions)                             Cost          Gains         Losses          Value
-------------------------------------------   -----------   ------------   ------------   ------------
   U.S. Government ........................   $    48.8       $   2.5        $    --       $    51.3
   U.S. States and municipalities .........       942.5          36.6           (0.2)          978.9
   Foreign governments ....................       359.6          40.3             --           399.9
   Public utilities .......................     1,369.0          89.0           (0.1)        1,457.9
   Corporate bonds ........................     3,964.6         248.7           (1.1)        4,212.2
   Redeemable preferred stocks ............         3.5            --           (0.2)            3.3
   Mortgage-backed securities .............       205.0           2.4             --           207.4
                                              ---------       -------        -------       ---------
     Total ................................   $ 6,893.0       $ 419.5       $   (1.6)      $ 7,310.9
                                              =========       =======       ========       =========

     The amortized cost and fair value of fixed maturities available for sale at December 31, 1998, by contractual maturity date, are shown below. Expected maturities will differ from contractual maturities since certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.


                                                       Amortized         Fair
(Dollars in millions)                                     Cost          Value
---------------------------------------------------   -----------   -------------
   Due in one year or less ........................   $   384.7      $    390.2
   Due after one year through five years ..........     2,623.4         2,811.4
   Due after five years through ten years .........     3,690.8         3,982.1
   Due after ten years ............................       543.5           603.0
                                                      ---------      ----------
                                                        7,242.4         7,786.7
    Mortgage-backed securities ....................       107.6           110.2
                                                      ---------      ----------
     Total ........................................   $ 7,350.0      $  7,896.9
                                                      =========      ==========

Equity Securities
     The fair values, which also represent carrying amounts, and the cost of equity securities available for sale were as follows at December 31, 1998:


                                                                        Fair
(Dollars in millions)                                      Cost         Value
-----------------------------------------------------   ----------   ----------
   Common stocks:
    Industrial, miscellaneous and all other .........     $ 21.3       $ 31.0
                                                          ======       ======

                                               UNUM Corporation and Subsidiaries

     Gross unrealized investment gains on equity securities available for sale totaled $10.5 million, $9.6 million, and $7.5 million at December 31, 1998, 1997 and 1996, respectively. Gross unrealized investment losses were not material at December 31, 1998, 1997 and 1996.

Mortgages

     At December 31, 1998, and 1997, impaired loans totaled $20.7 million and $43.4 million, respectively. Included in the $20.7 million were $9.0 million of loans which had a related allowance for probable losses of $2.4 million, and loans of $11.7 million which had no related allowance for probable losses. Included in the $43.4 million of impaired loans at December 31, 1997, were $20.8 million of loans which had a related allowance for probable losses of $3.5 million, and loans of $22.6 million which had no related allowance for probable losses.

     Restructured mortgage loans amounted to $14.5 million and $39.3 million at December 31, 1998, and 1997, respectively. Troubled debt restructurings represent loans that are refinanced with terms more favorable to the borrower. Interest lost on restructured loans was not material for the years ended December 31, 1998, 1997, or 1996.

Real Estate and Other

     Real estate acquired in satisfaction of debt cumulatively amounted to $62.4 million at December 31, 1998. Real estate held for sale amounted to $15.6 million at December 31, 1998, and $23.3 million at December 31, 1997.

     Real estate with a depreciated cost of $5.2 million and no bonds or mortgages were non-income producing for the twelve months ended December 31, 1998. Interest lost on these investments was not material in 1998, 1997, or 1996.

     UNUM was committed at December 31, 1998, to purchase fixed maturities and other invested assets in the amount of $45.7 million.

NOTE 3. ALLOWANCE FOR PROBABLE LOSSES ON INVESTED ASSETS AND REAL ESTATE HELD FOR SALE

   Changes in the allowance for probable losses on mortgage loans and real estate held for sale were as follows:


                                           Balance at                                   Balance
                                            beginning                                   at end
(Dollars in millions)                        of year      Additions     Deductions      of year
---------------------------------------   ------------   -----------   ------------   ----------
   Year Ended December 31, 1998
    Mortgage loans ....................     $  33.9        $  2.3         $ (3.4)      $  32.8
    Real estate held for sale .........        17.8          (1.0)            --          16.8
                                            -------        ------         ------       -------
     Total ............................     $  51.7        $  1.3         $ (3.4)      $  49.6
                                            =======        ======         ======       =======
   Year Ended December 31, 1997
    Mortgage loans ....................     $  37.7        $  3.3         $ (7.1)      $  33.9
    Real estate held for sale .........        14.8           3.0             --          17.8
                                            -------        ------         ------       -------
     Total ............................     $  52.5        $  6.3         $ (7.1)      $  51.7
                                            =======        ======         ======       =======
   Year Ended December 31, 1996
    Mortgage loans ....................     $  39.2        $  1.0         $ (2.5)      $  37.7
    Real estate held for sale .........        19.1          (0.4)          (3.9)         14.8
                                            -------        ------         ------       -------
     Total ............................     $  58.3        $  0.6         $ (6.4)      $  52.5
                                            =======        ======         ======       =======

     Additions represent charges to net realized investment gains (losses) less recoveries, and deductions represent reserves released upon disposal or restructuring of the related asset.

NOTE 4. RESERVES

Reserves for Future Policy Benefits
     Reserves for future policy benefits are calculated by the net-level premium method and are based on UNUM's expected morbidity, mortality and interest rate assumptions at the time a policy is issued. These reserves represent the portion of premiums received, accumulated with interest and held to provide for claims that have not yet been incurred. The reserve assumptions are periodically reviewed and compared with actual experience and may be revised if it is determined that future expected experience is worse than the reserve assumptions. Reserves for group insurance policies consist primarily of prepaid premiums. The interest rates used in the calculation of reserves for future policy benefits at December 31, 1998, and 1997, principally ranged from 4.5% to 9.5% and from 5.0% to 9.5%, respectively. Certain reserve calculations are based on variable interest rates within these ranges.

Reserves for Unpaid Claims and Claim Expenses

     Unpaid claims and claim expense reserves represent the amount estimated to fund claims that have been reported but not settled and claims incurred but not reported. Reserves for unpaid claims are estimated based on UNUM's historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends, risk management programs and renewal actions. Many factors affect actuarial calculations of claim reserves, including but not limited to, interest rates and current and anticipated incidence rates, recovery rates, and economic and societal conditions. Management periodically performs a review of reserve estimates and assumptions. If management determines reserve assumptions need to be updated, any resulting adjustment to reserves is reflected in current operations. Given that insurance products contain inherent risks and uncertainties, the ultimate liability may be more or less than such estimates indicate.

     The interest rates used in the calculation of disability claims reserves at December 31, 1998, and 1997, were principally as follows:

                                                                  1998             1997
                                                            ---------------   -------------
   Group long term disability (North America) ...........   7.76%             7.84%
   Group long term disability (United Kingdom) ..........   8.95%             9.27%
   Individual disability ................................   5.5% to 8.95%     7.0% to 9.5%

     The interest rate used to discount the disability reserves is a composite of the yields on assets specifically identified with each block of business. The discount rate may decline further depending on the interest rate environment. UNUM periodically adjusts prices on both existing and new business in an effort to mitigate the impact of the current interest rate environment. See Note 17 "Proposed Merger with Provident and Combined Condensed Pro Forma Financial Statements (Unaudited)," for a discussion of potential impacts to reserve discount rates subsequent to the proposed merger.

     For other accident and health business, reserves are based on projections of historical claims run-out patterns.

     Activity in the liability for unpaid claims and claim expenses is summarized as follows:



(Dollars in millions)                           1998            1997            1996
----------------------------------------   -------------   -------------   -------------
   Balance at January 1 ................    $  5,944.4      $  5,334.7      $  4,871.8
   Reinsurance receivables .............        (636.6)         (381.3)         (125.6)
   Effect of unrealized gains ..........        (236.9)         (170.1)         (261.2)
                                            ----------      ----------      ----------
   Net balance at January 1 ............       5,070.9         4,783.3         4,485.0
   Incurred related to:
    Current year .......................       2,356.7         1,897.6         1,692.0
    Prior years ........................         399.6           373.1           365.4
                                            ----------      ----------      ----------
   Total incurred ......................       2,756.3         2,270.7         2,057.4
   Paid related to:
    Current year .......................         747.2           622.2           535.8
    Prior years ........................       1,481.9         1,360.9         1,223.3
                                            ----------      ----------      ----------
   Total paid ..........................       2,229.1         1,983.1         1,759.1
   Net balance at December 31 ..........       5,598.1         5,070.9         4,783.3
   Reinsurance receivables .............         846.0           636.6           381.3
   Effect of unrealized gains ..........         397.1           236.9           170.1
                                            ----------      ----------      ----------
   Balance at December 31 ..............    $  6,841.2      $  5,944.4      $  5,334.7
                                            ==========      ==========      ==========

                                               UNUM Corporation and Subsidiaries

     The components of the unpaid claims and claims expenses incurred and related to prior years were as follows:

(Dollars in millions)                                            1998          1997          1996
----------------------------------------------------------   -----------   -----------   -----------
   Interest accrued on reserves ..........................    $  309.3      $  300.5      $  292.9
   Changes in reserve estimates and assumptions ..........        90.5          89.8          35.6
   Changes in foreign exchange rates .....................        (0.2)        (17.2)         36.9
                                                              --------      --------      --------
   Incurred related to prior years .......................    $  399.6      $  373.1      $  365.4
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

     In connection with entering into the merger agreement with Provident in fourth quarter 1998 (see Note 17 "Proposed Merger with Provident and Combined Condensed Pro Forma Financial Statements (Unaudited),") UNUM anticipates that as a result of integrating its claim operations with Provident, there will be a temporary increase in claim costs. UNUM expects that fewer claims will be resolved or closed during the period when the two companies are planning and implementing the integration of their claims organizations. The average length of duration for claims will increase, resulting in more benefit payments being paid for a relatively short time until the consolidation of operations is complete. During the fourth quarter of 1998, UNUM increased its unpaid claims reserve by $59.4 million related to the expected increase in disability claim duration on existing claims. This reserve increase was reflected as a $49.0 million increase in benefits to policyholders and a $10.4 million reduction in fee income in the Disability Insurance segment. The reduction in fee income represents increased reserves for the United States non-cancellable individual disability business that is reinsured with Centre Life Reinsurance Limited ("Centre Re"). See Note 6 "Reinsurance" for further information on the reinsurance transaction. Management will continue to evaluate the impacts of the merger on disability claims experience and the assumptions around expected disability claims duration that were used in the determination of the claims reserve increase.

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

     To effect the sale of the TSA business, UNUM transferred into a trust account held for the benefit of Lincoln approximately $2,690 million of assets. UNUM has recorded a deposit asset in its Consolidated Balance Sheet representing the assets which support the TSA contracts of those contractholders and participants that have not given consent for assumption reinsurance. At December 31, 1998, the deposit asset related to the TSA transaction was approximately $257 million.

     The sale resulted in a deferred pretax gain of $80.8 million, of which $72.6 million was recognized in income during 1997, reported as fees and other income, in proportion to contractholder and participant consents for assumption reinsurance. Additionally, the results for the year ended December 31, 1997, included $47.0 million of net income and basic and diluted net income per common share of $0.34 and $0.33, respectively, related to the recognition of the deferred pretax gain. Through December 31, 1998, consent for assumption reinsurance has been provided by TSA contractholders and participants owning substantially all assets under management.

NOTE 6. REINSURANCE

     UNUM, through its life insurance subsidiaries, is involved in both the cession and assumption of reinsurance with other companies.

     UNUM periodically monitors the financial condition, and in some cases holds substantial collateral as security in the form of funds, securities and/or letters of credit to mitigate credit risk from its reinsurers. At December 31, 1998, approximately 85% of the reinsurance receivable balance was due from five reinsurers. These reinsurers had a rating of A or better (Strong) from Standard & Poor's--a recognized insurance rating agency. Additionally, UNUM holds collateral in the form of securities comprising 53% of the balance.

     On October 23, 1996, UNUM announced the execution of a definitive reinsurance agreement between UNUM America and Centre Re, a Bermuda-based reinsurance specialist, for reinsurance coverage of the active life reserves of UNUM America's existing United States non-cancellable individual disability ("non-cancellable ID") block of business. This agreement reinsures all claims incurred on or after January 1, 1996. The agreement follows UNUM's announcement in late 1994 that it would no longer market the non-cancellable form of ID coverage in the United States.

     The agreement is a finite reinsurance arrangement. Under the agreement, Centre Re has an obligation to absorb losses within a defined risk layer. UNUM retains the risk for all experience up to Centre Re's defined risk layer, or attachment point. Once the attachment point is reached, Centre Re assumes the risk for all experience up to a contractually defined risk limit. Any experience above Centre Re's defined risk limit reverts back to UNUM. As of December 31, 1998, the attachment point had not been reached.

     The following discloses the various layers in the agreement at December 31, 1998:

(Dollars in millions)
-------------------------------------------
   Net GAAP reserves ......................    $486
   UNUM's experience layer ................     249
                                               ----
    Attachment point ......................     735
   Centre Re's defined risk layer .........     235
                                               ----
    Defined risk limit ....................    $970
                                               ====

     Under the agreement, UNUM funds a trust account equal to the amount of UNUM's exposure (i.e., up to the attachment point). These trust assets provide security (i.e., collateral) to Centre Re for amounts due by UNUM prior to reaching the attachment point. UNUM acts as the investment manager for 80% of the assets in the trust with Centre Re managing the remaining 20%.

     The actual operating results of the non-cancellable ID block of business are accounted for under FAS No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." This reinsurance agreement transfers risk and is accounted for as reinsurance in accordance with the requirements of FAS 113 for reinsurance of long-duration contracts. The underlying operating results of the reinsured block are reflected in fees and other income and realized gains and losses from sales of assets are reflected as realized investment gains (losses) in UNUM's Consolidated Statements of Income.

     UNUM has a deposit asset at December 31, 1998, of approximately $419 million reflected in the Consolidated Balance Sheet. The deposit asset is comprised of UNUM's experience layer and unrealized gains or losses on the marketable securities held in the trust. Unrealized gains or losses on marketable securities held in the trust and the related effects on claim reserves are reflected as unrealized gains or losses in the equity section of UNUM's Consolidated Balance Sheets.

     UNUM controls the management of the business, including premium collection and claims management, under this agreement. All premiums, less amounts for management expenses and claim payments, are transferred to the trust account on a quarterly basis.

     In 1994 UNUM recorded a premium deficiency reserve strengthening related to the non-cancellable ID block of business in conjunction with its announcement to exit the non-cancellable form of ID coverage in the United

                                               UNUM Corporation and Subsidiaries

States. The reinsurance fees due Centre Re are expenses that were not contemplated when reserves were strengthened in 1994. Since these fees would have caused the non-cancellable ID block of business to be in a loss situation, UNUM recognized a pretax charge of $49.7 million in the fourth quarter of 1996. The charge represented the present value of the anticipated minimum amount of fees to be paid to Centre Re under the agreement for a period of six years. UNUM has the right, but no obligation, to recapture the business after six years without penalty. UNUM paid $9.4 million in fees to Centre Re during 1998 and 1997.

     The effect of all reinsurance on premiums earned and written for the years ended December 31, 1998, 1997 and 1996, was as follows:

(Dollars in millions)                  1998            1997            1996
-------------------------------   -------------   -------------   -------------
   Premiums earned:
    Direct ....................    $  3,935.2      $  3,384.9      $  3,005.0
    Assumed ...................         320.8           281.6           252.9
    Ceded .....................        (414.3)         (402.8)         (106.4)
                                   ----------      ----------      ----------
     Premiums earned ..........    $  3,841.7      $  3,263.7      $  3,151.5
                                   ==========      ==========      ==========
   Premiums written:
    Direct ....................    $  3,918.9      $  3,390.2      $  3,039.2
    Assumed ...................         380.4           330.3           289.3
    Ceded .....................        (431.0)         (436.3)         (131.0)
                                   ----------      ----------      ----------
     Premiums written .........    $  3,868.3      $  3,284.2      $  3,197.5
                                   ==========      ==========      ==========

     For the years ended December 31, 1998, 1997 and 1996, recoveries recognized under reinsurance agreements offset benefits to policyholders by $376.3 million, $309.7 million and $90.8 million, respectively.

NOTE 7. BUSINESS RESTRUCTURING AND OTHER CHARGES

Business Restructuring

     Charges of $6.0 million and $7.2 million were recorded in 1997 and 1996, respectively. The charge in 1997 was related to a management and field office reorganization within the North American reinsurance operations, and consisted of $4.0 million of lease exit costs, $1.4 million of severance related costs, and $0.6 million of abandoned assets. The charge in 1996 was related to the merger of Commercial Life Insurance Company ("Commercial Life") into UNUM America. As of December 31, 1998, a liability was no longer being carried in the Consolidated Balance Sheet for these charges.

Intangible Asset Write-offs and Future Loss Reserves

     In connection with the merger of Commercial Life into UNUM America, the sale of the tax-sheltered annuity business (see Note 5 "Sale of Tax-Sheltered Annuity Business"), as well as UNUM's continued efforts to strengthen its focus on its core products, the company initiated a review of certain products, which resulted in the recognition of pretax charges totaling $39.4 million during 1996. The charges included the write-off of certain intangible assets and the establishment of a reserve for the present value of expected future losses on certain discontinued products. These charges reduced income before income taxes by $13.1 million in the Disability Insurance segment, $11.3 million in the Special Risk Insurance segment, and $15.0 million in the Retirement Products segment. On an after tax basis the charges reduced net income by $26.3 million.

NOTE 8. NOTES PAYABLE

     Notes payable consisted of the following at December 31:



(Dollars in millions)                                                     1998          1997
-------------------------------------------------------------------   -----------   -----------
   Short-term debt:
    Commercial paper, with weighted-average interest rates of
     5.5% and 6.3% in 1998 and 1997, respectively .................    $   85.7      $   50.9
    Other notes payable, with weighted-average interest rates of
     1.1% and 1.0% in 1998 and 1997, respectively .................         8.9           7.7
    Medium-term notes payable, due 1999, with interest
     rates of 7.0% ................................................        21.4          68.0
    Other borrowing with an effective interest rate of
     5.8%, $168.3 million issued net of unamortized offering
     costs of $0.8 million and $0.6 million in 1998 and 1997,
     respectively .................................................       167.5            --
                                                                       --------      --------
      Total short-term debt .......................................       283.5         126.6
                                                                       --------      --------
   Long-term debt:
    Long-term notes payable, due 2028, with an interest rate of
     6.75%, $250.0 million issued, net of unamortized hedging
      costs and issuance fees of $21.9 million.....................       228.1            --
    Medium-term notes payable, due 2000 to 2028, with interest
     rates ranging from 5.9% to 7.5% ..............................       202.7         174.2
    Monthly income debt securities, due 2025, with an interest rate of 8.8%, $172.5 million issued net of unamortized offering costs of $5.0 million and $5.2 million in 1998 and 1997,
     respectively .................................................       167.5         167.3
    Other borrowing, due 2007, with an effective interest rate of
     5.8%, $168.3 million issued net of unamortized offering costs of $0.8 million and $0.6 million in 1998 and 1997,
     respectively .................................................          --         167.7
                                                                       --------      --------
      Total long-term debt ........................................       598.3         509.2
                                                                       --------      --------
      Total notes payable .........................................    $  881.8      $  635.8
                                                                       ========      ========

     At December 31, 1998, UNUM Corporation had a $500 million committed revolving credit facility that expires on October 1, 2001. UNUM's commercial paper program is supported by the revolving credit facility and is available for general liquidity needs, capital expansion, acquisitions and stock repurchase. The committed revolving credit facility contains certain covenants which, among other provisions, require maintenance of certain levels of stockholders' equity and limits on debt levels.

     On December 15, 1998, UNUM issued $250 million notes due December 15, 2028, with interest payable semi-annually. The notes are redeemable, in whole or in part, at the option of UNUM at any time at or above par. UNUM used the net proceeds to repay short term-debt and for general corporate purposes.

     On December 4, 1997, UNUM borrowed [British pound]100 million ($168.3 million) through a private placement with an investor in the United Kingdom. The borrowing has an expected term of 10 years. Upon issuance of the [British pound]100 million borrowing, UNUM entered into currency and interest rate swap agreements that converted the principal amount to U.S. dollars and the interest obligation on the debt from a pound sterling based fixed rate to a U.S. dollar fixed rate. The borrowing is callable by either party over the life of the agreement, under certain circumstances. UNUM anticipates the debt will be called in 1999. Therefore, UNUM is currently evaluating various financing alternatives and intends to substitute a debt instrument to match the maturity and terms of the interest rate swap agreement.

     Aggregate maturities of notes payable are as follows: 1999--$283.5 million; 2000--$60.0 million; 2001--none; 2002--$35.0 million, 2003 and thereafter--$503.3 million.

                                               UNUM Corporation and Subsidiaries

     In the normal course of business, UNUM enters into letters of credit, primarily to satisfy capital requirements related to certain subsidiary transactions. UNUM had outstanding letters of credit of $149.7 million and $84.6 million at December 31, 1998, and 1997, respectively, which are not reflected in the Consolidated Balance Sheets.

NOTE 9. EMPLOYEE BENEFIT AND INCENTIVE PLANS

Pension Plans
     In 1997, UNUM changed the measurement date for the valuation of its pension plan and postretirement benefit plan assets and actuarially determined obligations from December 31, to September 30. The change in measurement date had no effect on 1997 or prior years' net pension and periodic postretirement benefit costs.

     Changes in the projected benefit obligation and plan assets, as determined by the plan's actuaries were as follows:

(Dollars in millions)                                                  1998          1997
----------------------------------------------------------------   -----------   -----------
   Benefit obligation at beginning of period ...................    $  230.4      $  203.2
   Service cost--benefits earned during the period .............        14.0           9.0
   Interest cost ...............................................        16.7          11.4
   Actuarial loss ..............................................        12.1           7.6
   Benefits paid ...............................................        (2.0)         (0.8)
                                                                    --------      --------
    Benefit obligation at end of period ........................       271.2         230.4
                                                                    --------      --------
   Fair value of plan assets at beginning of period ............       324.2         267.7
   Actual return on plan assets ................................        26.9          61.4
   Employer contributions ......................................        11.2            --
   Benefits paid ...............................................        (2.0)         (0.8)
   Other transfers .............................................          --          (4.1)
                                                                    --------      --------
    Fair value of plan assets at end of period .................       360.3         324.2
                                                                    --------      --------
   Projected benefit obligation less than plan assets ..........        89.1          93.8
   Unrecognized net actuarial gain .............................       (66.8)        (86.8)
   Unrecognized prior service cost .............................       (23.1)        (25.8)
   Unamortized net obligation ..................................         1.1           1.5
                                                                    --------      --------
    Prepaid (accrued) pension cost .............................    $    0.3     $   (17.3)
                                                                    ========     =========

     At December 31, 1998, the plan assets included 448,784 shares of UNUM Corporation common stock with a fair value of $26.2 million. The amount of dividends paid on these shares during 1998 was not material.

     Net pension cost included the following components:

                                                                      Year Ended December 31,
                                                               -------------------------------------
(Dollars in millions)                                             1998          1997         1996
------------------------------------------------------------   ----------   -----------   ----------
   Service cost--benefits earned during the period .........    $  14.0      $   12.9      $  13.5
   Interest cost ...........................................       16.7          15.2         15.1
   Expected return on assets ...............................      (30.3)        (24.0)       (19.5)
   Recognized prior service cost ...........................       (2.7)         (2.6)        (1.0)
   Recognized net actuarial gain ...........................       (4.5)         (1.4)          --
   Amortization of net obligation ..........................        0.4           0.4          0.3
                                                                -------      --------      -------
    Net pension cost (benefit) .............................   $   (6.4)     $    0.5      $   8.4
                                                               ========      ========      =======

     The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.75% and 4.25%, respectively, at September 30, 1998, and 7.25% and 4.75%, respectively, at September 30, 1997. The expected long-term rate of return on plan assets was 9.25% in 1998 and 9.0% in 1997 and 1996. Prior year service costs are being amortized on a straight-line basis over expected employment periods for active employees.

Postretirement Health Care and Life Insurance Benefits

     UNUM provides certain health care and life insurance benefits for retired employees and covered dependents. The underlying plans are not currently funded. The cost of these plans was $4.5 million, $4.3 million and $10.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, and 1997, the liability associated with these plans was $85.8 million and $83.2 million, respectively.

Retirement Savings Plans

     Effective January 1, 1997, UNUM introduced a single retirement savings plan for all domestic employees. Dependent upon the employee's annual earnings, eligible employees may contribute up to 15% of their annual compensation, including incentive payouts. UNUM matches 100% of the employee's contribution up to 3% of the employee's compensation, plus 50% of the employee's contribution on the next 2% of the employee's compensation, to a maximum of 4% after eligibility requirements of one year of service is met. Employees become 100% vested immediately upon becoming eligible. Expense for the retirement savings plans amounted to $10.3 million, $9.6 million and $8.4 million in 1998, 1997 and 1996, respectively.

Annual Incentive Plans

     UNUM has several annual incentive plans for certain employees and executive officers that provide additional compensation based on achievement of predetermined annual corporate and affiliate financial and non-financial goals. In 1998, 1997 and 1996, expense for these plans was $33.8 million, $37.2 million and $41.7 million, respectively.

NOTE 10. STOCKHOLDERS' EQUITY

Common Stock

     Effective November 23, 1998, UNUM's Board of Directors rescinded the Company's stock repurchase program, related to the announced merger with Provident Companies, Inc.

     On March 14, 1997, UNUM's Board of Directors authorized a two-for-one common stock split, subject to shareholder approval of a proposal to increase the number of authorized shares of common stock. On May 9, 1997, UNUM's shareholders approved an increase in the number of authorized shares of common stock to 240 million from 120 million. The stock split was completed on June 2, 1997, through the distribution of one additional share for each share of stock already issued, to holders of record on May 19, 1997. Accordingly, all numbers of common shares and per common share data were restated to reflect the stock split. Par value of $10.0 million was transferred to common stock from additional paid-in capital in second quarter 1997.

     Changes in the number of common shares outstanding were as follows:

(Shares in millions)                                     1998         1997         1996
---------------------------------------------------   ----------   ----------   ----------
   Shares outstanding, beginning of year ..........       138.3        143.6        146.0
   Shares issued under stock plans ................         1.7          1.8          1.4
   Shares reacquired ..............................        (1.3)        (7.1)        (3.8)
                                                         ------       ------       ------
   Shares outstanding, end of year ................       138.7        138.3        143.6
                                                         ======       ======       ======

Earnings Per Share
     Basic earnings per share ("EPS") is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding while giving effect to all dilutive potential common shares outstanding.

     The approximate number of shares used to calculate EPS was as follows:



(Shares in millions)                                      1998         1997         1996
----------------------------------------------------   ----------   ----------   ----------
   Weighted-average number of shares outstanding for
    basic EPS ......................................       138.3        139.9        145.9
   Effect of dilutive securities ...................         3.1          3.0          2.1
                                                           -----        -----        -----
   Weighted-average number of shares outstanding for
    diluted EPS ....................................       141.4        142.9        148.0
                                                           =====        =====        =====

                                               UNUM Corporation and Subsidiaries

     The following number of outstanding options to purchase shares were excluded from the diluted weighted-average calculation as the options' exercise prices were greater than the average market prices.

(Options in millions)                              1998       1997       1996
----------------------------------------------   --------   --------   --------
   Antidilutive options outstanding ..........       1.7        0.2        0.1
                                                     ===        ===        ===

Stock Options
     At December 31, 1998, UNUM had four stock-based compensation plans, which are described below. Had compensation cost for options issued under UNUM's four stock-based compensation plans been determined based on the fair value at the grant dates, UNUM's net income and earnings per share would have been reduced to the pro forma amounts indicated below:



(Dollars in millions except per common share data)         1998          1997          1996
----------------------------------------------------   -----------   -----------   -----------
   Net income:
   As reported .....................................    $ 363.4       $ 370.3       $ 238.0
   Pro forma .......................................    $ 360.8       $ 361.4       $ 231.9
   Earnings per common share:
   Basic
    As reported ....................................    $  2.63      $   2.65      $   1.63
    Pro forma ......................................    $  2.61      $   2.58      $   1.59
   Diluted
    As reported ....................................    $  2.57      $   2.59      $   1.61
    Pro forma ......................................    $  2.55      $   2.53      $   1.57

     The fair value of each option granted is estimated on the date of grant using a modified Black-Scholes option-pricing model with the following assumptions:



                                                    1998             1997             1996
                                              ---------------- ---------------- ---------------
   Dividend yield ........................... 1.0%             1.0%             1.5%
   Expected stock price volatility .......... 23.8% to 26.4%   22.7% to 24.2%   23.1% to 24.8%
   Risk-free interest rate .................. 4.2% to 5.3%     5.7% to 6.8%     5.2% to 6.5%
   Expected option lives .................... 4 to 8 years     4 to 8 years     4 to 8 years

     Forfeiture rates are updated based on actual experience, and the cumulative adjustments made to the current year's pro forma amounts. Because some options vest over several years and additional awards generally are made each year, the pro forma amounts above may not be representative of the effects on net income for future years.

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

     The Incentive Plan also provides for granting to key officers restricted stock awards whose vesting is contingent upon UNUM achieving prescribed financial performance objectives, with the exception of 11,600 shares granted in 1996 and 10,000 shares granted in 1995, which will vest upon the grantee remaining in UNUM's employ for a specified period of time or a defined change in control. Plan participants are entitled to voting rights on their respective shares at grant. The compensation cost related to restricted stock grants was not material in 1998, 1997 and 1996.

     The unamortized market value of the restricted shares issued under the Incentive Plan has been recorded as deferred compensation and is included as a reduction of stockholders' equity in the Consolidated Balance Sheets.

     The number of shares subject to issuance under the Incentive Plan cannot exceed 13.6 million, including both options and shares of restricted stock. At December 31, 1998, 1997 and 1996, 1,617,701 shares, 1,603,580 shares, and
1,385,036 shares, respectively, were available for grant under the Incentive
Plan.

     The 1996 Long-Term Stock Incentive Plan ("1996 Incentive Plan") provides for granting of options to officers, non-employee directors of UNUM Corporation, and key employees to purchase UNUM Corporation common stock over ten years. The 1996 Incentive Plan also provides for granting to key officers restricted stock awards whose vesting is contingent upon achieving prescribed financial performance objectives or upon the grantee remaining in UNUM's employ for a specified period of time. Options and restricted stock may be granted annually at the discretion of the Committee. The number of shares subject to issuance cannot exceed 7.0 million. At December 31, 1998, 1997 and 1996, 3,389,860 shares, 5,003,480 shares and 6,990,000 shares, respectively, were available for grant under the 1996 Incentive Plan.

     The 1998 Goals Stock Option Plan ("1998 Option Plan") provides for granting to all eligible employees up to 300 options to purchase UNUM Corporation common stock. The options will vest to the employee nine years from the date of grant. Vesting may be accelerated to an earlier date at the discretion of the plan administrator. Grants of 166,200 shares and 205,000 shares were made in 1997 and 1996 , respectively. No 1998 Option Plan grants were made in 1998, and no further grants can be made under this plan.

     For all of UNUM's stock-based compensation plans, the exercise price of each option is not less than 100% of the fair market value of UNUM's stock on the date of grant.

     In connection with the pending merger (see Note 17 "Proposed Merger with Provident and Combined Condensed Pro Forma Financial Statements (Unaudited),") outstanding options which have otherwise not vested will do so as a result of a change in control as defined by the plans. For outstanding options related to the Option Plan, Incentive Plan and the 1998 Option Plan, a change in control will occur at the time shareholders vote in favor of the merger. Outstanding options related to the 1996 Incentive Plan will vest upon the consummation of the merger.

     A summary of the status of UNUM's four stock-based compensation plans as of December 31, 1998, 1997 and 1996, and changes during the years then ended are presented below:

                                                                                   Restricted
(Per share amounts are weighted-average)                           Options           Stock
------------------------------------------------------------   ---------------   -------------
   Outstanding at January 1, 1996 ..........................      10,395,268         284,400
   1996 Activity:
   Granted at $30.38 per share..............................       2,161,380              --
   Granted for restricted stock at $29.68 per share.........              --         186,600
   Exercised at $18.86 per share............................      (1,274,522)             --
   Forfeited at $23.39 per share for options................        (543,482)        (65,200)
                                                                  ----------         -------
   Outstanding at December 31, 1996 ........................      10,738,644         405,800
                                                                  ----------         -------
   1997 Activity:
   Granted at $39.18 per share..............................       2,064,820              --
   Granted for restricted stock at $37.75 per share.........              --         224,700
   Exercised at $20.59 per share............................      (1,617,469)             --
   Forfeited at $26.88 per share for options................        (734,850)       (128,800)
                                                                  ----------        --------
   Outstanding at December 31, 1997 ........................      10,451,145         501,700
                                                                  ----------        --------
   1998 Activity:
   Granted at $52.75 per share..............................       1,659,455              --
   Granted for restricted stock at $52.68 per share.........              --         124,660
   Lapse of restrictions on restricted stock ...............              --         (41,450)
   Exercised at $22.88 per share............................      (1,642,846)             --
   Forfeited at $31.84 per share for options................        (363,916)        (68,950)
                                                                  ----------        --------
   Outstanding at December 31, 1998 ........................      10,103,838         515,960
                                                                  ==========        ========

     The weighted-average exercise price of options outstanding at December 31, 1998, 1997 and 1996, was $31.07, $26.32 and $22.93 per share, respectively.

                                               UNUM Corporation and Subsidiaries

     The number and weighted-average exercise price of exercisable shares as of December 31, 1998, 1997 and 1996, was 4,802,071 shares at $25.50 per share,
4,686,562 shares at $22.71 per share and 4,763,184 shares at $20.73 per share, respectively.

     The weighted-average fair value of options granted during the years ended December 31, 1998, 1997 and 1996, was $12.88, $8.56 and $6.92, respectively.

     The following table summarizes information about stock options outstanding at December 31, 1998:



                          Options Outstanding                                     Options Exercisable
------------------------------------------------------------------------   ---------------------------------
   Range of          Number       Weighted-Average                             Number
   Exercise       Outstanding         Remaining        Weighted-Average     Exercisable     Weighted-Average
    Prices        at 12/31/98     Contractual Life      Exercise Price      at 12/31/98      Exercise Price
--------------   -------------   ------------------   ------------------   -------------   -----------------
 $  10 to 15         412,222             1.83              $  12.22            412,222         $  12.22
    16 to 24       2,976,487             5.59                 19.78          1,367,806            20.20
    25 to 37       3,323,867             6.03                 28.62          2,483,938            27.85
    38 to 58       3,391,262             8.50                 45.68            538,105            38.27
------------       ---------             ----              --------          ---------         --------
 $  10 to 58      10,103,838             6.63              $  31.07          4,802,071         $  25.50
                  ==========                                                 =========

     Between 1991 and 1994, certain officers were granted limited stock appreciation rights ("LSARs") in conjunction with their options for those years. If a change in control of UNUM Corporation, as defined in the plans, should occur, the option holder can exercise the LSAR. The LSARs were amended such that the proposed merger with Provident would not be a change in control of UNUM Corporation. An LSAR is meant to compensate an officer if the associated options lose value due to a change in control by allowing the officer to receive payment for the difference between the option exercise price and the higher of (a) highest price paid per share in connection with the change in control or (b) the highest fair market value per share as reported in the Wall Street Journal at any time during the sixty day period preceding the change of control. As an underlying stock option is exercised, the LSARs are automatically canceled. At December 31, 1998, 1997 and 1996, there were 495,750 LSARs, 557,800 LSARs and 796,600 LSARs outstanding, respectively.

Preferred Stock Purchase Rights

     UNUM adopted a Shareholder Rights Plan on March 13, 1992. Under the Plan, each Right, under specific circumstances, entitles the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $150. The Rights become exercisable at a specified time after
(1) a person or group acquires 10% or more of UNUM Corporation common stock or
(2) a tender or exchange offer for 10% or more of UNUM Corporation common stock. The Shareholder Rights Plan was amended in 1998 such that Provident, as a result of the merger and related transactions contemplated by the merger, will not be deemed to be an Acquiring Person as defined in the Rights Agreement. The Rights expire at the close of business on March 13, 2002, unless earlier redeemed by the Company under certain circumstances at a price of $0.01 per Right.

NOTE 11. DIVIDEND RESTRICTIONS

     UNUM is subject to various state insurance regulatory restrictions that limit the maximum amount of dividends available from its United States domiciled insurance subsidiaries without prior approval. The amount available under current law for payment of dividends during 1999 to UNUM Corporation from all U.S. domiciled insurance subsidiaries without state insurance regulatory approval is approximately $150 million. Dividends in excess of this amount may only be paid with state insurance regulatory approval. The aggregate statutory capital and surplus of the United States domiciled insurance subsidiaries of UNUM Corporation was approximately $1,330 million and $1,186 million, at December 31, 1998, and 1997, respectively. The aggregate statutory net operating income, which excludes realized investment gains and losses net of tax, of UNUM Corporation's United States domiciled insurance subsidiaries was approximately $55 million, $227 million and $167 million for 1998, 1997 and 1996, respectively. State insurance regulatory authorities prescribe statutory accounting practices that differ in certain respects from generally accepted accounting principles. The significant differences relate to deferred acquisition costs, deferred income taxes, non-admitted asset balances, required investment risk reserves and reserve calculation assumptions. UNUM Corporation also has the ability to draw a dividend from its United Kingdom-based affiliate, UNUM Limited. Such dividends are limited in amount, based on insurance company legislation in the United Kingdom, which requires a minimum solvency margin. The amount available under current law for payment of dividends to UNUM Corporation from UNUM Limited during 1999 is approximately $20 million.

NOTE 12. INCOME TAXES

     A reconciliation of income taxes computed by applying the federal income tax rate to income before income taxes and the consolidated income tax expense charged to operations follows:

                                                         Year Ended December 31,
                                                 ---------------------------------------
(Dollars in millions)                                1998          1997          1996
----------------------------------------------   -----------   -----------   -----------
Tax at federal statutory rate of 35% .........    $  181.1      $  187.7      $  119.6
Tax-exempt income ............................       (26.9)        (20.3)        (18.8)
Other ........................................        (0.2)         (1.3)          2.8
                                                  --------      --------      --------
Income taxes .................................    $  154.0      $  166.1      $  103.6
                                                  ========      ========      ========

     Deferred income tax liabilities and assets consist of the following:



                                                      December 31,
                                               -------------------------
(Dollars in millions)                              1998          1997
--------------------------------------------   -----------   -----------
Deferred tax liabilities:
 Deferred policy acquisition costs .........    $  292.0      $  239.4
 Policy reserve adjustments ................       175.7         118.0
 Net unrealized gains ......................       204.1         144.0
 Value of business acquired ................        25.9          23.2
 Invested assets ...........................        28.3          12.0
 Other .....................................        48.0          12.2
                                                --------      --------
  Gross deferred tax liabilities ...........       774.0         548.8
                                                --------      --------
Deferred tax assets:
 Alternative minimum tax credits ...........        35.2            --
 Net realized losses .......................        17.6           6.9
 Postretirement benefits ...................        30.4          26.6
 Deferred gains ............................         1.6           2.2
 Accrued liabilities .......................        34.5          13.3
 Other .....................................        37.1          10.6
                                                --------      --------
  Gross deferred tax assets ................       156.4          59.6
Less valuation allowance ...................         8.2           7.0
                                                --------      --------
  Net deferred tax assets ..................       148.2          52.6
                                                --------      --------
Net deferred tax liability .................    $  625.8      $  496.2
                                                ========      ========

     UNUM has not provided for a deferred tax liability of approximately $11 million that arose prior to 1984, which related to the policyholders' surplus accounts of UNUM's life insurance subsidiaries. Under current law, management believes the conditions under which such taxes would be paid to be remote.


     UNUM's Consolidated Statements of Income for 1998, 1997 and 1996, included the following amounts of income subject to foreign taxation and the related foreign income tax expense:



                                             Year Ended December 31,
                                       ------------------------------------
(Dollars in millions)                     1998         1997         1996
------------------------------------   ----------   ----------   ----------
Pretax income subject to foreign
 taxation ..........................    $  46.2      $  46.7      $  27.4
                                        =======      =======      =======
Foreign income tax expense (credit):
 Current ...........................    $   6.7      $  23.3      $  10.4
 Deferred ..........................        9.8         (7.6)         1.8
                                        -------      -------      -------
  Total ............................    $  16.5      $  15.7      $  12.2
                                        =======      =======      =======

                                               UNUM Corporation and Subsidiaries

     UNUM subsidiaries had operating loss carryforwards totaling $15.3 million and alternative minimum tax credit carryforwards totaling $35.2 million as of December 31, 1998. The operating loss carryforwards will expire, if not utilized, in 1999 through 2004; the alternative minimum tax credits do not expire.

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

     The following table summarizes the carrying amounts and fair values of UNUM's financial instruments at December 31, 1998, and 1997:

                                                            1998                            1997
                                                -----------------------------   -----------------------------
                                                   Carrying          Fair          Carrying          Fair
(Dollars in millions)                               Amount          Value           Amount          Value
---------------------------------------------   -------------   -------------   -------------   -------------
   Financial assets:
    Fixed maturities available for sale .....    $  7,896.9      $  7,896.9      $  7,310.9      $  7,310.9
    Equity securities available for sale.....          31.0            31.0            30.7            30.7
    Mortgage loans ..........................       1,303.4         1,425.2         1,131.0         1,243.7
    Policy loans ............................         137.6           137.6           128.5           128.5
    Short-term investments ..................         216.2           216.2           124.5           124.5
    Cash ....................................          80.5            80.5            56.8            56.8
    Accrued investment income ...............         167.4           167.4           160.3           160.3
    Deposit assets ..........................         729.7           729.7           688.3           688.3
   Financial liabilities:
    Other policyholder funds: ...............
   Investment-type insurance contracts: .....
    With defined maturities .................    $     69.3      $     84.6      $    141.6      $    159.3
    With no defined maturities ..............         259.5           257.4           332.0           328.0
    Individual annuities and
    supplementary contracts not
    involving life contingencies ............          63.9            63.9            67.1            67.1
    Notes payable ...........................         881.8           944.0           635.8           656.0
   Off-balance sheet financial
    instruments:
    Interest rate futures contracts .........            --           110.7              --              --

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

 Off-Balance Sheet Financial Instruments: Fair value for off-balance sheet financial instruments are based on current settlement values.

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

     The amount of any deferred gains or losses on outstanding interest rate futures contracts, which require daily cash settlement, are included in fixed maturities in UNUM's Consolidated Balance Sheets. The fair values of any outstanding forward exchange rate contracts, options and swap agreements, which do not require daily cash settlement, are not recognized in UNUM's Consolidated Balance Sheets.

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

     On December 4, 1997, UNUM borrowed [British pound]100 million ($168.3 million) through a private placement with an investor in the United Kingdom (see
Note 8 "Notes Payable"). Upon issuance of the [British pound]100 million borrowing, UNUM entered into currency and interest rate swap agreements that converted the principal amount to U.S. dollars and

                                               UNUM Corporation and Subsidiaries

the interest obligation on the debt from a pound sterling based fixed rate to a U.S. dollar fixed rate. No gains or losses on the swap agreements, which qualify for hedge accounting, are recorded while the related debt is outstanding. These swap agreements expire in December 2007 and have notional amounts that equal the principal amount of the loan.

     In addition to the swap agreements discussed previously, UNUM had open interest rate futures contracts at December 31, 1998, with notional amounts of $111.0 million to hedge anticipated cash flows in 1999. These futures contracts had a related net unrealized loss of $0.3 million at December 31, 1998. Other than the swap agreements discussed previously, UNUM had no other open derivative financial instruments at December 31, 1997.

NOTE 15. LITIGATION

     In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at December 31, 1998. In some instances, these proceedings include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position, operating results or liquidity of UNUM.

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

NOTE 16. SEGMENT INFORMATION

     UNUM's four reportable operating segments include: Disability Insurance, Special Risk Insurance, Colonial Products and Retirement Products. Each operating segment represents a product grouping based on the similarity of the products in such areas as risk-relief, economic characteristics, market potential and the specific markets being targeted for these products. The Disability Insurance segment includes disability products offered in North America, the United Kingdom and Japan including: group long term disability, group short term disability, long term care, individual disability and disability reinsurance operations. The Special Risk Insurance segment includes group life, accidental death and dismemberment, travel and voluntary accident insurance, special risk reinsurance operations and other special risk insurance products. The Colonial Products segment includes Colonial Life & Accident Insurance Company and affiliates, which offer payroll-deducted, voluntary employee benefit products, including accident and sickness, disability, cancer and life insurance. The Retirement Products segment includes products no longer actively marketed by UNUM including: tax-sheltered annuities, guaranteed investment contracts, deposit administration accounts, 401(k) plans, individual life and group medical insurance. In addition, UNUM records transactions that are generally non-insurance related in Corporate. Interest expense is reported by Corporate and totaled $49.9 million, $42.4 million and $40.7 million in 1998, 1997 and 1996, respectively.

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

     UNUM evaluates performance and allocates resources based on pretax operating income, which is defined as income (loss) before income taxes exclusive of realized investment gains (losses) and special items. Realized investment gains (losses) are excluded from management's evaluation of segment performance as management believes the volatility in gains and losses associated with the selling of invested assets in the financial markets is not representative of ongoing operations. Special items are excluded from management's evaluation of segment performance as management considers them as being not representative of ongoing operations and believes a discussion of the results on a pretax operating income basis provides a better understanding of the results of ongoing operations. The accounting polices of the operating segments are the same as those described in Note 1, "Summary of Significant Accounting Policies."

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

     Summarized financial information for the four reportable operating segments and Corporate is as follows:



                                                        Year Ended December 31,
                                             ---------------------------------------------
(Dollars in millions)                             1998            1997            1996
------------------------------------------   -------------   -------------   -------------
Premiums:
 Disability Insurance ....................    $  2,125.9      $  1,816.5      $  1,889.9
 Special Risk Insurance ..................       1,159.1           915.5           748.2
 Colonial Products .......................         552.7           525.4           493.7
 Retirement Products .....................           4.0             6.3            19.7
                                              ----------      ----------      ----------
  Total premiums .........................    $  3,841.7      $  3,263.7      $  3,151.5
                                              ==========      ==========      ==========
Investment Income:
 Disability Insurance ....................    $    473.8      $    471.1      $    468.8
 Special Risk Insurance ..................          78.7            70.1            57.3
 Colonial Products .......................          65.8            57.6            47.6
 Retirement Products .....................          39.0            55.5           214.4
 Corporate ...............................           4.1             6.7            15.2
                                              ----------      ----------      ----------
  Total investment income ................    $    661.4      $    661.0      $    803.3
                                              ==========      ==========      ==========
Deferred acquisition cost amortization:
 Disability Insurance ....................    $     64.8      $     52.1      $     87.3
 Special Risk Insurance ..................         143.3            94.0            53.9
 Colonial Products .......................          89.5            80.7            72.5
 Retirement Products .....................            --             0.1              --
                                              ----------      ----------      ----------
  Total amortization .....................    $    297.6      $    226.9      $    213.7
                                              ==========      ==========      ==========
Pretax operating income (loss):
 Disability Insurance ....................    $    348.3      $    315.8      $    278.4
 Special Risk Insurance ..................         159.4           124.8            90.2
 Colonial Products .......................         105.1            98.8            92.7
 Retirement Products .....................           1.0             4.7            13.6
 Corporate ...............................         (58.0)          (51.8)          (37.5)
                                              ----------      ----------      ----------
  Total pretax operating income ..........         555.8           492.3           437.4
Taxes on pretax operating income .........         167.6           150.6           135.7
                                              ----------      ----------      ----------
  Operating income .......................    $    388.2      $    341.7      $    301.7
                                              ==========      ==========      ==========


                                                       December 31,
                                     ------------------------------------------------
(Dollars in millions)                     1998             1997             1996
----------------------------------   --------------   --------------   --------------
Identifiable Assets:
 Disability Insurance ............    $   9,683.4      $   8,546.6      $   7,846.8
 Special Risk Insurance ..........        2,268.2          1,821.6          1,410.0
 Colonial Products ...............        1,519.4          1,334.7          1,094.1
 Retirement Products .............          966.3          1,115.9          4,478.8
 Corporate .......................          374.5            254.0            396.7
 Individual Participating Life and
 Annuity .........................          371.1            367.3            354.0
                                      -----------      -----------      -----------
  Total assets ...................    $  15,182.9      $  13,440.1      $  15,580.4
                                      ===========      ===========      ===========

                                               UNUM Corporation and Subsidiaries

     Information concerning principal geographic areas is as follows:

                                                 Year Ended December 31,
                                      ---------------------------------------------
(Dollars in millions)                      1998            1997            1996
-----------------------------------   -------------   -------------   -------------
Geographic information on premiums:
 United States ....................    $  3,391.7      $  2,938.1      $  2,900.4
 Foreign countries ................         450.0           325.6           251.1
                                       ----------      ----------      ----------
  Total premiums ..................    $  3,841.7      $  3,263.7      $  3,151.5
                                       ==========      ==========      ==========


                                                Year Ended December 31,
                                        ---------------------------------------
(Dollars in millions)                       1998          1997          1996
-------------------------------------   -----------   -----------   -----------
Geographic information on income
 before income taxes:
 United States ......................    $  473.3      $  497.5      $  315.2
 Foreign countries ..................        44.1          38.9          26.4
                                         --------      --------      --------
  Total income before income taxes ..    $  517.4      $  536.4      $  341.6
                                         ========      ========      ========


                                                           December 31,
                                         ------------------------------------------------
(Dollars in millions)                         1998             1997             1996
--------------------------------------   --------------   --------------   --------------
Geographic information on identifiable
 assets:
 United States .......................    $  13,703.7      $  11,941.7      $  14,239.8
 Foreign countries ...................        1,479.2          1,498.4          1,340.6
                                          -----------      -----------      -----------
  Total assets .......................    $  15,182.9      $  13,440.1      $  15,580.4
                                          ===========      ===========      ===========

     UNUM's long-lived assets are not material to the total consolidated assets and are not presented by geographic region.

     The following is provided to reconcile certain financial information for the reportable segment totals to consolidated totals and provide a description of the reconciling items:

                                                        Year Ended December 31,
                                                ---------------------------------------
(Dollars in millions)                               1998          1997          1996
---------------------------------------------   -----------   -----------   -----------
Deferred acquisition cost amortization:
 Total amortization for reportable
 segments ...................................    $  297.6      $  226.9      $  213.7
 Special item -- deferred acquisition
 cost write-offs (a) ........................          --            --          11.7
                                                 --------      --------      --------
  Total consolidated amortization ...........    $  297.6      $  226.9      $  225.4
                                                 ========      ========      ========
Income before income taxes:
 Total pretax operating income for
 reportable segments and Corporate ..........    $  555.8      $  492.3      $  437.4
 Realized investment gains (losses) .........        21.0          (3.6)          3.4
 Special items:
   Disability claims reserve
    increase (b) ............................       (59.4)           --            --
  TSA deferred gain recognition (c) .........          --          72.6            --
  Reorganization costs (a) ..................          --          (6.5)           --
  Reinsurance pool results (d) ..............          --         (18.4)           --
  Individual disability reinsurance
   fees (e) .................................          --            --         (49.7)
   Write-offs and future loss
    reserves (a) ............................          --            --         (39.4)
  Merger and integration costs (f) ..........          --            --         (10.1)
                                                 --------      --------      --------
   Total consolidated income before
    income taxes ............................    $  517.4      $  536.4      $  341.6
                                                 ========      ========      ========

     As previously discussed, management's evaluation of segment performance excludes realized investment gains (losses) and special items. The following describes or references the special items that reconcile total segment amounts to total consolidated amounts:

   (a) See Note 7 "Business Restructuring and Other Charges." The $13.1 million charge in the Disability Insurance segment included an $11.7 million write-off of deferred acquisition costs. Additionally, $0.5 million of direct costs, primarily relocation expenses, were recognized during fourth quarter 1997.

   (b) See Note 4 "Reserves."

   (c) See Note 5 "Sale of Tax-Sheltered Annuity Business."

   (d) See the Changes in Accounting Estimates section of Note 1 "Summary of Significant Accounting Policies."

   (e) See Note 6 "Reinsurance."

   (f) During third quarter 1996, actions related to the merger of Commercial Life into UNUM America resulted in a $10.1 million increase in operating expenses for Corporate.

NOTE 17. PROPOSED MERGER WITH PROVIDENT AND COMBINED CONDENSED PRO FORMA FINANCIAL STATEMENTS (UNAUDITED)

     The following unaudited pro forma combined condensed financial statements and explanatory notes are presented to show the impact on the historical financial positions and results of operations of UNUM and Provident of the planned merger under the "pooling of interests" method of accounting. The unaudited pro forma combined condensed financial statements combine the historical financial information of UNUM and Provident as of December 31, 1998, and for the years ended December 31, 1998, 1997 and 1996. The unaudited pro forma combined condensed statements of income give effect to the merger as if it had been completed at the beginning of the earliest period presented. The unaudited pro forma combined condensed balance sheet assumes the merger was completed on December 31, 1998.

     On November 22, 1998, UNUM entered into an agreement with Provident, pursuant to which UNUM and Provident will merge under the name UNUMProvident. Under the merger agreement, each outstanding share of Provident common stock will be reclassified and converted into 0.73 of a share of UNUMProvident common stock and each outstanding share of UNUM common stock will be converted into one share of UNUMProvident common stock. The merger will be accounted for as a pooling of interests. The merger is subject to regulatory and UNUM stockholder and Provident stockholder approval.

     The unaudited combined condensed pro forma financial statements as of December 31, 1998, and for each of the three years ended December 31, 1998, 1997 and 1996, are based on and derived from, and should be read in conjunction with the UNUM and Provident historical consolidated financial statements and related notes.

     On the date the merger is completed or on an earlier date if required by generally accepted accounting principles, UNUMProvident will record an expense for merger related costs of approximately $210 million ($148 million net of income taxes). These costs include amounts for severance and related costs, early retirement, exit costs for duplicate facilities and asset impairments, and merger related costs such as investment banker, legal and accountant fees. The estimated merger related expenses represent management's best estimates based on available information at this time. Actual charges may differ from these estimates.

     The unaudited pro forma financial statements are presented for comparative purposes only and are not necessarily indicative of the results of operations that would have been realized had the merger been completed during the periods or as of the date for which the pro forma financial statements are presented, nor are they necessarily indicative of the results of operations in future periods or the future financial position of UNUMProvident.

                                               UNUM Corporation and Subsidiaries

     UNUM/Provident Unaudited Combined Condensed Pro Forma Consolidated Statements of Income (a)


                                                                             Year Ended December 31,
                                                                  ---------------------------------------------
(Dollars and shares in millions except per common share data)          1998            1997            1996
---------------------------------------------------------------   -------------   -------------   -------------
   Revenues
   Premium income .............................................    $ 6,189.1       $ 5,317.4       $ 4,327.2
   Net investment income ......................................      2,035.4         2,015.7         1,893.4
   Net realized investment gains ..............................         55.0            11.5            (5.2)
   Other income ...............................................        299.9           357.0           148.2
                                                                   ---------       ---------       ----------
    Total revenues ............................................      8,579.4         7,701.6         6,363.6
   Benefits and Expenses
   Policyholder benefits ......................................      5,509.8         4,880.4         4,204.0
   Commissions ................................................        826.5           716.2           555.2
   Operating expenses .........................................      1,462.2         1,286.7         1,087.1
   Increase in deferred policy acquisition costs ..............       (325.8)         (236.0)         (116.7)
   Amortization of value of business acquired and
    goodwill ..................................................         66.6            52.7             7.7
   Interest and debt expense ..................................        119.9            84.9            58.5
                                                                   ----------      ----------      ----------
    Total benefits and expenses ...............................      7,659.2         6,784.9         5,795.8
                                                                   ----------      ----------      ----------
   Income before income taxes .................................        920.2           916.7           567.8
   Income taxes ...............................................        302.8           299.1           184.2
                                                                   ----------      ----------      ----------
    Net income ................................................        617.4           617.6           383.6
   Preferred stock dividends ..................................          1.9            12.7            12.7
                                                                   ----------      ----------      ----------
    Net income available to common shareholders ...............    $   615.5       $   604.9       $   370.9
                                                                   ==========      ==========      ==========
   Net income per common share
    Basic .....................................................    $    2.60       $    2.62       $    1.75
    Diluted ...................................................    $    2.54       $    2.57       $    1.72
                                                                   ==========      ==========      ==========
   Average shares outstanding--basic (a) ......................        237.0           230.7           212.4
   Average shares outstanding--diluted (a) ....................        242.3           235.8           215.3

(a) The above unaudited combined condensed pro forma consolidated statements of income reflect the combined results of the operations of UNUM and Provident for the periods presented. No adjustments have been made to arrive at net income available to common shareholders. The pro forma combined basic and diluted earnings per share for the respective periods presented are based on the combined weighted-average number of common and dilutive potential common shares and adjusted weighted-average shares of UNUM and Provident. The number of weighted-average common shares and adjusted weighted-average shares, including all dilutive potential common shares, reflect the reclassification of Provident common stock on a 0.73 to 1.0 basis and the conversion of each outstanding share of UNUM common stock into one share of UNUMProvident common stock in the merger.

                UNUM Corporation and Provident Companies, Inc.
             Unaudited Combined Condensed Pro Forma Balance Sheet
                            As of December 31, 1998




                                                      Historical
                                            -------------------------------                        UNUM/Provident
                                                                                  Pro Forma          Pro Forma
                                                 UNUM           Provident        Adjustments          Combined
                                            --------------   --------------   -----------------   ---------------
(Dollars in millions)
-----------------------------------------
   ASSETS
   Invested assets ......................    $   9,837.7      $  17,332.7        $      --          $  27,170.4
   Reinsurance receivables ..............        1,770.0          3,101.0               --              4,871.0
   All other assets .....................        3,539.9          2,276.7               --              5,816.6
   Separate account assets ..............           35.3            377.7               --                413.0
                                             -----------      -----------        ---------          -----------
    Total assets ........................    $  15,182.9      $  23,088.1        $      --          $  38,271.0
                                             ===========      ===========        =========          ===========
   LIABILITIES AND
    STOCKHOLDERS' EQUITY
   Policy liabilities, accruals and
    unearned premiums ...................    $   9,201.4      $  14,343.0        $   230.0(b)       $  23,774.4
   Other policyholders' funds ...........          875.4          3,227.3               --              4,102.7
   All other liabilities ................        2,333.1          1,431.6            (80.0)(b)          3,684.7
   Separate account liabilities .........           35.3            377.7               --                413.0
                                             -----------      -----------        ---------          -----------
    Total liabilities ...................       12,445.2         19,379.6            150.0             31,974.8
   Company Obligated Mandatorily
    Redeemable Preferred Securities
    of Subsidiary Trust Holding
    Soley Junior Subordinated Debt
    Securities of the Company ...........             --            300.0               --                300.0
                                             -----------      -----------        ---------          -----------
   Common stock .........................           20.0            135.7           (131.9)(c)             23.8
   Additional paid-in capital ...........        1,151.2            762.0           (954.0)(c)            959.2
   Accumulated other comprehensive
    income ..............................          229.0            685.7               --                914.7
   Retained earnings ....................        2,444.9          1,834.3           (150.0)(b)          4,129.2
   Treasury stock .......................       (1,085.9)            (9.2)         1,085.9 (c)             (9.2)
   Restricted stock deferred
    compensation ........................          (21.5)              --               --                (21.5)
                                             -----------      -----------        ---------          -----------
    Total stockholders' equity ..........        2,737.7          3,408.5          ( 150.0)             5,996.2
                                             -----------      -----------        ---------          -----------
    Total liabilities and stockholders'
      equity ............................    $  15,182.9      $  23,088.1        $      --          $  38,271.0
                                             ===========      ===========        =========          ===========

(b) UNUM and Provident are in the process of reviewing their accounting policies and financial statement classifications. One aspect of this preliminary review has indicated that UNUM's process and assumptions used to calculate the discount rate for claim reserves of certain disability businesses differs from that used by Provident. It has been determined that Provident's process and assumptions are more appropriate in the context of a combined entity. Upon completion of the merger, UNUM will reduce the rates used to discount unpaid claims reserves for group long term disability, individual disability and the disability businesses of UNUM Limited. The preliminary estimates of discount rate reductions will result in an estimated increase to UNUM's unpaid claims reserves upon consummation of the merger of approximately $230 million ($150 million after tax). This estimated merger related adjustment has not been reflected in the unaudited combined condensed pro forma statements of income and related per share calculations.


(c) The pro forma adjustments to common stock, additional paid-in capital and treasury stock reflect the retirement of shares of UNUM common stock held in treasury, the reduction in par value of Provident common stock from

                                               UNUM Corporation and Subsidiaries

  one dollar to ten cents, and the reclassification of Provident common stock on a 0.73 to 1.0 basis that results in 98.7 million shares issued to replace the 135.2 million shares of Provident common stock held by Provident stockholders on December 31, 1998, and the issuance to UNUM stockholders of
  138.7 million shares of UNUMProvident common stock pursuant to the merger (calculated by multiplying the number of shares of UNUM common stock outstanding at December 31, 1998, of 138.7 million by the exchange ratio of
  1.0 to 1.0 representing the number of shares UNUM stockholders will receive for each share of UNUM common stock they own immediately prior to consummation of the merger). The number of shares of UNUMProvident common stock that will be issued after completion of the merger will be based on the actual number of shares of UNUM common stock, and Provident common stock (after reclassification on a 0.73 to 1.0 basis) outstanding at the effective time of the merger.

NOTE 18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations for 1998 and 1997:



                                                                                1998
(Dollars in millions, except per common share data)     -----------------------------------------------------
                                                            4th           3rd           2nd           1st
   Premiums .........................................    $  983.9      $  977.2      $  962.2      $  918.4
   Investment income ................................       168.0         164.9         165.2         163.3
   Net realized investment gains ....................         8.4           7.2           2.3           3.1
   Benefits to policyholders ........................       779.9         717.2         710.0         679.1
   Net income .......................................        66.8         104.4          98.7          93.5
   Basic net income per common share ................        0.48          0.75          0.71          0.68
   Diluted net income per common share ..............        0.47          0.74          0.70          0.66


                                                                              1997
                                                      -----------------------------------------------------
                                                          4th           3rd           2nd           1st
                                                      -----------   -----------   -----------   -----------
   Premiums .......................................    $  860.5      $  833.8      $  786.7      $  782.7
   Investment income ..............................       165.5         164.3         165.7         165.5
   Net realized investment gains (losses) .........        (1.1)          2.7          (3.0)         (2.2)
   Benefits to policyholders ......................       635.7         629.6         585.0         588.5
   Net income .....................................        76.2          91.5          87.6         115.0
   Basic net income per common share ..............        0.55          0.66          0.63          0.81
   Diluted net income per common share ............        0.54          0.64          0.62          0.79

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


                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Directors of the Registrant
     Set forth below is information about each director, including age, position(s) held with UNUM, principal occupation, business history for at least five years and other directorships held.

                                 Age (as of                                                       Term
Name                          March 31, 1999)     Director Since         Position(s) held        Expires
--------------------------   -----------------   ----------------   -------------------------   --------
   James F. Orr III                 56           1986               Chairman, President and     1999
                                                                     Chief Executive Officer
   Gayle O. Averyt                  65           1993               Director                    2000
   Robert E. Dillon, Jr.            67           1990               Director                    1999
   Gwain H. Gillespie               67           1991               Director                    2000
   Ronald E. Goldsberry             56           1993               Director                    1999
   Donald W. Harward                59           1990               Director                    1999
   George J. Mitchell               65           1995               Director                    2001
   Cynthia A. Montgomery            46           1990               Director                    2000
   James L. Moody, Jr.              67           1988               Director                    2000
   Lawrence R. Pugh                 66           1988               Director                    2001
   Lois Dickson Rice                66           1993               Director                    2001
   John W. Rowe                     53           1988               Director                    2001

     Mr. Orr, Chairman, President and Chief Executive Officer, UNUM, was elected Chairman of the Board of UNUM in February 1988. Additionally, he has served as President and Chief Executive Officer since September 1987. Mr. Orr joined UNUM in 1986. Mr. Orr also serves as a director of Nashua Corporation.

     Mr. Averyt retired as Chairman of Colonial Companies, Inc. in December 1993, a post he had held since 1989. Additionally, Mr. Averyt served as Chairman of Colonial Life & Accident Insurance Company from 1970 to December 1993.

     Mr. Dillon retired as Executive Vice President of Sony Electronics Inc., a New Jersey-based electronics firm, in December 1995, a post he had held since 1981.

     Mr. Gillespie retired as Vice Chairman of UNUM in October 1992, a post he had held since 1991. Mr. Gillespie joined UNUM in September 1988.

     Dr. Goldsberry is Vice President of Global Service Business Strategy at Ford Motor Company, a post he has held since January 1999. Previously, Dr. Goldsberry served as Global Vice President and General Manager of Global Ford Customer Service Operations from January 1997 to January 1999 and General Manager of the Customer Service Division from February 1994 to December 1996. He is also Chairman of UNC Ventures, Inc., a venture capital firm and serves as director of Case Corporation.

     Dr. Harward is President of Bates College in Maine, a post he has held since October 1989.

     Senator Mitchell associated with the firm of Verner, Liipfert, Bernhard, McPherson & Hand, Washington, D.C., as special counsel in January 1995 and associated with the firm of Preti, Flaherty, Beliveau & Pachios, Portland, Maine, as senior counsel in April 1997. He also serves as an advisor to B.T. Wolfensohn, an investment banking firm. At the request of the British and Irish governments, he served as chairman of the peace negotiations in Northern Ireland. Previously, he served as a United States senator from Maine from 1980 to 1994 and additionally as Senate

                                               UNUM Corporation and Subsidiaries

Majority Leader from 1989 to 1994. Senator Mitchell also serves as a director or trustee of Federal Express Corporation, KTI, Inc., Staples, Inc., Starwood Hotels and Resorts, Unilever PLC, The Walt Disney Company and Xerox Corporation.

     Ms. Montgomery is a professor of competition and strategy at Harvard University Graduate School of Business Administration, a post she has held since 1989, and was named Timken Professor of Business Administration in 1998. She also serves as a director of Newell Co. and certain Merrill Lynch mutual funds.

     Mr. Moody retired as Chairman of Hannaford Bros. Co. ("Hannaford"), a Maine-based food retailing company, in May 1997, a post he had held since 1984. Mr. Moody joined Hannaford in 1959. He is also a director of Empire Company Limited, IDEXX Laboratories, Inc., Penobscot Shoe Company, Staples, Inc. and several funds of the Colonial Group of mutual funds.

     Mr. Pugh retired as Chairman of VF Corporation, an apparel company in Pennsylvania, in October 1998, a post he had held since 1983. Additionally, Mr. Pugh served as Chief Executive Officer from 1983 to 1995. He is also a director of Mercantile Stores Company, Inc. and Milliken & Company.

     Ms. Dickson Rice is a guest scholar at The Brookings Institution, a post she has held since October 1991. She also serves as a director of Fleet Financial Group, Inc., HSB Group, Inc., International Multifoods Corporation and The McGraw-Hill Companies.

     Mr. Rowe is Chairman, President and Chief Executive Officer of Unicom Corporation and its principal subsidiary, Commonwealth Edison Company, a post he assumed in March 1998. Previously, Mr. Rowe was President and Chief Executive Officer of New England Electric System from 1989 to February 1998. He is also a director of Bank of Boston Corporation, First National Bank of Boston and Wisconsin Central Transportation Corp.

B. Executive Officers of the Registrant
     The executive officers of UNUM are as follows:

                              Age (as of                                     An Officer
Name                       March 30, 1999)      Position held with UNUM        Since
-----------------------   -----------------   ---------------------------   -----------
   James F. Orr III              56           Chairman, President and          1986
                                               Chief Executive Officer

   Robert E. Broatch             50           Senior Vice President and        1996
                                               Chief Financial Officer

   Robert W. Crispin             52           Executive Vice President         1995

   Peter J. Moynihan             55           Senior Vice President            1979

   Kevin P. O'Connell            53           Executive Vice President         1987

   Elaine D. Rosen               46           Executive Vice President         1983

   Robert E. Staton*             52           President, Colonial              1993

--------
*Denotes an officer of a subsidiary who is not an officer of UNUM but who is considered an "executive officer" under regulations of the Securities and Exchange Commission ("SEC").

     The officers are elected annually and hold office until their respective successors have been chosen and qualified, or until death, resignation or removal. The UNUM Board may also appoint or delegate the appointment of officers, assistant officers and agents as it may deem necessary for such periods as the By-Laws, the UNUM Board, or the delegatee may prescribe.

     Mr. Orr was elected Chairman of the Board of UNUM in February 1988. In addition, he has served as President and Chief Executive Officer since September 1987. Mr. Orr joined UNUM in 1986. He also serves as a director of Nashua Corporation.

     Mr. Broatch was elected Senior Vice President of UNUM in May 1996. In addition, he was elected as Chief Financial Officer in September 1997. Prior to joining UNUM in 1996, Mr. Broatch served as Senior Vice President of Finance at Aetna Life & Casualty Company from 1993 until May 1996.

     Mr. Crispin was elected Executive Vice President of UNUM in January 1995. In addition, he served as Chief Financial Officer from August 1995 until September 1997. Prior to joining UNUM in 1995, Mr. Crispin served as Vice Chairman and Chief Investment Officer of The Travelers Insurance Companies from July 1991 to January 1995.

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

     Ms. Rosen was elected Executive Vice President of UNUM in May 1998 and President of UNUM America in January 1997. Previously, she served as Executive Vice President of UNUM America from May 1995 to December 1996 and as Senior Vice President of UNUM America from November 1988 to May 1995. She joined UNUM America in 1975.

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

Item 11. EXECUTIVE AND DIRECTOR COMPENSATION

     The following Summary Compensation Table shows compensation paid by UNUM Corporation and by UNUM America, a wholly-owned subsidiary of UNUM Corporation, to the Chief Executive Officer and the other four most highly compensated executive officers of UNUM during any of the past three fiscal years during which such person served as an executive officer.

                                               UNUM Corporation and Subsidiaries

                          SUMMARY COMPENSATION TABLE


                                          Annual Compensation     Long Term Compensation Awards
                                        ----------------------- ---------------------------------
                                                                                       Number of
                                                                                       Securities
            Name and                                 Incentive       Restricted        Underlying      All Other
       Principal Position        Year     Salary    Payment(1)     Stock Award (2)      Options     Compensation (5)
------------------------------- ------ ----------- ------------ -------------------- ------------- -----------------
James F. Orr III                1998    $860,000    $1,006,200  $        0 (3)         400,000 (3)      $ 20,000
Chairman, President and CEO     1997    $838,461    $1,142,000  $1,642,084 (4)          79,000          $ 20,000
                                1996    $739,923    $  740,000  $  912,600 (4)          82,400          $  9,000

Robert W. Crispin               1998    $549,999    $  426,900  $  651,775 (4)          28,190          $ 20,000
Executive Vice President        1997    $540,384    $  324,200  $  687,384 (4)          33,200          $227,673
                                1996    $500,000    $  363,000  $  450,450 (4)          40,600          $266,884

Elaine D. Rosen                 1998    $431,666    $  265,000  $  462,550 (4)          20,000          $ 20,000
Executive Vice President        1997    $340,000    $  249,000  $  565,182 (4)          27,200          $ 12,605
                                1996    $296,154    $  184,900  $  228,150 (4)          20,500          $  9,000

Robert E. Broatch               1998    $359,999    $  235,200  $  344,810 (4)          14,910          $ 95,749
Senior Vice President and CFO   1997    $312,693    $  172,000  $  400,974 (4)          19,300          $ 83,872

Kevin P. O'Connell              1998    $308,333    $  177,600  $  336,400 (4)          14,550          $ 18,333
Executive Vice President        1997    $300,000    $  212,000  $  412,430 (4)          19,800          $ 18,782
                                1996    $296,154    $  169,500  $  228,150 (4)          20,500          $  9,000

(1) Cash incentive payments for 1998, 1997 and 1996 performance have been listed in the year earned, but were actually paid in the following fiscal year. Such amounts include special cash payments relative to 1997 for Mr.
    Orr: $270,000; Ms. Rosen: $62,000; and Mr. O'Connell: $62,000.

(2) The aggregate number and average market value as of December 31, 1998, ($58.97 per share) of shares of restricted stock held by the five named executive officers were as follows: Mr. Orr: 74,200, $4,375,574; Mr.
    Crispin: 45,800, $2,700,826; Ms. Rosen: 31,400, $1,851,658; Mr. Broatch:
    36,460, $2,150,046; and Mr. O'Connell: 25,000, $1,474,250.

(3) In 1998, 400,000 options were granted to Mr. Orr in recognition of his record of leadership. Due to the magnitude of that grant, no restricted stock was awarded to Mr. Orr in 1998 for the 1998-2000 performance cycle.

(4) The restrictions may lapse on some or all of the shares represented by the restricted stock awards shown for each named executive, provided that UNUM attains targeted three-year return-on-equity goals and that the executive remains in the company's employ as provided in the 1990 and 1996 plans. If no determination has been made concerning achievement of such return-on-equity goals at the time of a "change in control" as defined in the applicable plan (consummation of the merger for grants made in 1998 and 1997, and shareholder approval of the merger for grants made in 1996), restrictions will lapse on all shares.

(5) Except as noted below, the stated amounts are UNUM's matching contributions to UNUM's qualified and nonqualified 401(k) plans. In the case of Mr. Crispin, UNUM made payments of $220,000 in 1997 and 1996 to compensate him for foregone compensation from his previous employer and provided relocation assistance of $37,384 relative to 1996. In the case of Mr. Broatch, UNUM paid $75,000 in 1998 and 1997 to compensate him for foregone compensation from his previous employer.

                         OPTION GRANTS IN FISCAL 1998

                         Number of
                         Securities        % of Total
                         Underlying     Options Granted                                         Potential Realized Value
                          Options       to Employees in     Exercise     Expiration                 At Expiration(3)
        Name              Granted         Fiscal Year         Price         Date       0%($)         5%($)           10%($)
--------------------   -------------   -----------------   ----------   -----------   -------   --------------   --------------
James F. Orr III       400,000 (1)            24.10%        $ 52.59       3/13/08        $0      $13,230,383      $33,528,389
Robert W. Crispin       28,190 (2)             1.70%        $ 52.59       3/13/08        $0      $   932,411      $ 2,362,913
Elaine D. Rosen         20,000 (2)             1.21%        $ 52.59       3/13/08        $0      $   661,519      $ 1,676,419
Robert E. Broatch       14,910 (2)             0.90%        $ 52.59       3/13/08        $0      $   493,163      $ 1,249,771
Kevin P. O'Connell      14,550 (2)             0.88%        $ 52.59       3/13/08        $0      $   481,255      $ 1,219,595

(1) Options were granted under the 1996 Incentive Plan on March 13, 1998, based on the average market value on that date. Twenty-five percent of the options became exercisable on March 13, 1999. An additional 25 percent will become exercisable on each of March 13, 2000, 2001 and 2002, or upon consummation of the merger, whichever is earlier.


(2) Options were granted under the 1996 Incentive Plan on March 13, 1998, based on the average market value on that date. Thirty-three percent of the options became exercisable on March 13, 1999. An additional 33 and 34 percent become exercisable on March 13, 2000, and 2001, respectively, or upon consummation of the merger, whichever is earlier.


(3) Potential realizable value at expiration is based on an assumption that the stock price of UNUM Corporation common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten-year term. These numbers are calculated based on the requirements promulgated by the SEC and do not reflect UNUM's estimate of future stock price growth.

                  AGGREGATED OPTION EXERCISES IN FISCAL 1998
                       AND FISCAL YEAR-END OPTION VALUES

                                                            Number of Securities              Value of Unexercised
                                                           Underlying Unexercised             In-the-Money Options
                        Shares Acquired                   Options at Fiscal Year-End           at Fiscal Year-End(1)
                          On Exercise        Value     -------------------------------   ---------------------------------
        Name              Of Options       Realized     Exercisable     Unexercisable     Exercisable     Unexercisable
--------------------   ----------------   ----------   -------------   ---------------   -------------   --------------
James F. Orr III                --               --       473,254          481,246       $17,653,083       $4,503,684
Robert W. Crispin               --               --       147,752           64,538       $ 5,132,505       $1,064,664
Elaine D. Rosen                 --               --        46,306           45,494       $ 1,357,830       $  729,271
Robert E. Broatch               --               --        31,099           51,811       $   840,161       $1,051,026
Kevin P. O'Connell          12,000         $307,874        31,864           35,086       $   906,475       $  589,777

(1) Potential unrealized value is (i) the average fair market value as of December 31, 1998, ($58.97 per share) less the option exercise price times
    (ii) the number of shares acquired on exercise of options.

                                               UNUM Corporation and Subsidiaries

                                 PENSION PLAN

     The following table illustrates the combined estimated annual benefits payable under the UNUM Employees Pension Plan and Trust (the "Pension Plan") and the Supplemental Retirement Plan (the "Supplemental Plan") upon normal retirement of participants with varying Final Average Earnings (as defined below) and years of Credited Service. The amounts shown are annual payments for the life of a participant who retires at age 65. As of December 31, 1998, Messrs. Orr, Crispin, Broatch and O'Connell, and Ms. Rosen had 12, 8, 6, 30 and 23 years of Credited Service, respectively. If each of the above were to continue his or her employment until age 65, the respective years of Credited Service would be 21, 27, 23, 42 and 42 for purposes of computing benefits.



                                    Estimated Annual Benefits by Years of Credited Service
               -------------------------------------------------------------------------------------------------
 Final Average
   Earnings        10          15          20          25          30          35           40           45
-------------- ---------- ----------- ----------- ----------- ----------- ------------ ------------ ------------
   $  500,000   $ 75,400   $114,700    $155,200    $196,800    $239,400    $  272,900   $  306,300   $  339,700
      600,000     91,100    138,700     187,600     237,900     289,400       329,800      370,200      410,600
      700,000    106,900    162,700     220,100     279,000     339,400       386,800      434,100      481,400
      800,000    122,700    186,700     252,500     320,100     389,400       443,700      498,000      552,200
      900,000    138,500    210,700     285,000     361,200     439,400       500,600      561,900      623,100
    1,000,000    154,300    234,700     317,400     402,300     489,400       557,600      625,700      693,900
    1,100,000    170,000    258,700     349,900     443,400     539,400       614,500      689,600      764,700
    1,200,000    185,800    282,700     382,300     484,500     589,400       671,500      753,500      835,600
    1,300,000    201,600    306,700     414,700     525,600     639,400       728,400      817,400      906,400
    1,400,000    217,400    330,700     447,200     566,800     689,400       785,400      881,300      977,200
    1,500,000    233,100    354,700     479,600     607,900     739,400       842,300      945,200    1,048,100
    1,600,000    248,900    378,700     512,100     649,000     789,400       899,300    1,009,100    1,118,900
    1,700,000    264,700    402,700     544,500     690,100     839,400       956,200    1,073,000    1,189,700
    1,800,000    280,500    426,700     577,000     731,200     889,400     1,013,100    1,136,900    1,260,600
    1,900,000    296,300    450,700     609,400     772,300     939,400     1,070,100    1,200,700    1,331,400
    2,000,000    312,000    474,700     641,900     813,400     989,400     1,127,000    1,264,600    1,402,200

     The above table reflects the amendment of the Pension Plan to a Lifecycle formula effective January 1, 1997. Retirement benefits under this plan include a Basic Benefit based upon age at retirement, years of Credited Service, Final Average Earnings and Social Security Covered Compensation and an additional Transition Benefit based on the preceding factors and also upon each participant's age at December 31, 1996. The plan also includes limited duration grandfathered formulas in effect prior to 1997. "Final Average Earnings" is defined as the average of salary plus annual cash incentive payments for the five years in which earnings were highest within the last 10 years of employment. "Social Security Covered Compensation" means the average of the annual Social Security taxable wage bases in effect during the 35 year period ending when the employee reaches Social Security Retirement Age. Accrued benefits are 100 percent vested after five years of service. Because the Transition Benefit varies based upon age at December 31, 1996, and Social Security Covered Compensation varies with year of birth, the retirement benefits shown above are averages; benefits for individual executives may be 10 to 15 percent higher or lower than shown.

     The Supplemental Plan provides benefits equal to the difference between what the Pension Plan can pay reflecting the limits imposed by Sections 401(a)(17) and 415 of the Code and what the Pension Plan otherwise would have paid had these limits not existed. All participants in the Pension Plan who retire or terminate after January 1, 1983, and are affected by the limits are eligible to participate in the Supplemental Plan, including Messrs. Orr, Crispin, O'Connell and Broatch, and Ms. Rosen. Effective January 1, 1997, the Supplemental Plan also pays benefits that would have been paid by the Pension Plan had compensation not been deferred.

     The Supplemental Executive Retirement Plan (the "SERP") provides benefits for certain executives who have been designated to participate by UNUM's board, including certain of the named executive officers. The SERP benefits for Messrs. Orr and Crispin equal 2.5 percent of Final Average Earnings for each year of Credited Service, up to a maximum of 20 years, less benefits payable from the Pension and Supplemental Plans. Mr. O'Connell and Ms. Rosen are eligible to participate in a modified SERP; however, their benefits under the Pension and Supplemental Plans are expected to exceed the minimum benefits guaranteed under the SERP formula.

                           COMPENSATION OF DIRECTORS

     Non-employee directors are paid an annual retainer of $27,500 by UNUM. Directors who chair a committee of UNUM's board are paid an additional annual retainer of $4,000. Directors are also paid an attendance fee of $1,000 for each board meeting attended, and an additional $1,000 for each committee meeting attended. Directors may defer their compensation pursuant to a nonqualified deferred compensation plan, including an opportunity to invest in phantom UNUM Corporation common stock. Directors are also reimbursed for out-of-pocket expenses relating to attendance at meetings.

     In order to further align the interests of the directors with those of the stockholders, during 1997 the Board of Directors adopted stock ownership expectations which provide that over a five-year period each director is to accumulate UNUM stock (exclusive of stock options) valued at three-times the annual retainer paid to the director. In addition, during 1997, the Board determined to discontinue the consulting fee arrangement that was previously in place in favor of a stock-based form of compensation. Specifically, effective as of the 1997 Annual Meeting, further benefits under that consulting fee arrangement ceased to accrue, so that upon termination of Board service, each eligible director will be entitled to receive an annual consulting fee fixed at $27,500 for only the number of full years each such director had served as of May 31, 1997. In lieu of the continued accrual of benefits under the consulting fee arrangement, the Board of Directors voted to increase the size of the existing annual non-employee director stock option grants under the 1990 Long-Term Stock Incentive Plan. As of May 10, 1997, each continuing non-employee director receives an annual automatic grant of an option to purchase 4,000 shares of UNUM Corporation common stock. Each newly elected non-employee director will receive an automatic grant of an option to purchase 6,000 shares of UNUM Corporation common stock.

                       OTHER AGREEMENTS AND TRANSACTIONS

Severance Agreements

     UNUM has entered into severance agreements (the "Severance Agreements") with each of Messrs. Orr, Crispin, and Broatch and Ms. Rosen providing for payments and other benefits to the officer if, within two years after a Change in Control of UNUM, as defined in the Severance Agreements, his or her employment is terminated (a) involuntarily other than for willful and continued failure by the officer to perform substantially his or her duties or willful conduct which is demonstrably and materially injurious to the employer; or (b) voluntarily by the officer, if for Good Reason as defined in the Severance Agreements. Under the Severance Agreements, an officer whose employment so terminates will receive, in addition to accrued salary and prorated incentive compensation, (1) a lump sum payment equal to three times the sum of his or her salary in effect at termination or immediately prior to the Change in Control, whichever is greater, plus three times the average of the annual incentive compensation awards received by the officer in respect of the preceding three years; (2) a lump sum payment equal to the present value of the reduction in retirement payments resulting from the termination, assuming employment had continued for three additional years; and (3) continuation of life, disability and accident and health insurance benefits for a maximum of three years, except to the extent that equivalent benefits are provided by a subsequent employer. In the event of a Potential Change in Control, as defined in the Severance Agreements, UNUM is obligated to fund a trust in an amount sufficient to provide for all cash payments under the such agreements.

Employment Agreements

     Pursuant to an agreement entered into between UNUM and Mr. Crispin at the time of his hire, Mr. Crispin is entitled to a partially nonqualified pension arrangement whereby he receives the equivalent of two years credit under the Corporation's retirement plans in which executive officers participate for each of his first ten years of employment. Furthermore, in the event of termination of Mr. Crispin's employment for any reason (except in connection with a change of control of the Corporation) other than resignation or cause during the first five years of employment, the agreement provides that Mr. Crispin will receive a severance payment equivalent to two years' base salary.

     Pursuant to an agreement entered into between UNUM and Mr. Broatch at the time of his hire, Mr. Broatch is entitled to a partially nonqualified pension arrangement whereby he receives the equivalent of two years credit under the Corporation's retirement plans in which executive officers participate for each of his first five years of employment. Furthermore, in the event of termination of Mr. Broatch's employment for any reason (except in connection with a change of control of the Corporation) other than resignation or cause, the agreement provides that Mr. Broatch will receive a severance payment equivalent to one years' base salary.

                                               UNUM Corporation and Subsidiaries


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Indicated below is the number of shares beneficially owned as of December 31, 1998, by a holder of more than five percent of UNUM Corporation common stock as reported to the SEC by such holder on Form 13G and the percentage of the total shares of UNUM Corporation common stock outstanding, which such holdings represented on such date.

     o FMR Corp., 82 Devonshire Street, Boston, MA 02109, reported beneficial ownership of 8,593,853 shares (6.2%), including sole voting power over 422,883 shares and sole dispositive power over all such shares.

                              SECURITY OWNERSHIP

     The following table sets forth information regarding the beneficial ownership of UNUM Corporation common stock, as of March 1, 1999, by each director, nominee and named executive officer, and by all directors, nominees and executive officers of UNUM as a group. The share holdings reported for all directors, nominees and executive officers as a group total 1.67 percent of the outstanding shares on March 1, 1999, as calculated pursuant to the rules of the SEC. All other amounts reported total less than one percent of the outstanding shares on such date.

                                                                               Number of Shares
                                                                              Beneficially Owned
                                                              Shares          Subject to Options      Total Shares
                 Directors and Named                       Beneficially        Exercisable as of      Beneficially
                  Executive Officers                        Owned(1)(2)         April 30, 1999         Owned(1)(2)
-----------------------------------------------------   ------------------   --------------------   ----------------
   James F. Orr III .................................   302,967(3)                   627,340           930,307(3)
   Gayle O. Averyt ..................................   300,251(4)                     6,000           306,251(4)
   Robert E. Dillon, Jr. ............................    11,647                       17,000            28,647
   Gwain H. Gillespie ...............................    63,356(5)                    12,000            79,356(5)
   Ronald E. Goldsberry .............................     7,537                       14,000            21,537
   Donald W. Harward ................................     6,000(6)                    12,000            18,000(6)
   George J. Mitchell ...............................     3,583                       10,000            15,583
   Cynthia A. Montgomery ............................     9,071(7)                    18,000            27,071(7)
   James L. Moody, Jr. ..............................     8,898                       20,000            28,898
   Lawrence R. Pugh .................................    15,988                       20,000            35,988
   Lois Dickson Rice ................................     2,382                       14,000            16,382
   John W. Rowe .....................................     3,938                       12,000            15,938
   Robert W. Crispin ................................   101,041                      181,814           282,855
   Elaine D. Rosen ..................................    62,662                       68,852           131,514
   Robert E. Broatch ................................    39,323                       54,958            94,281
   Kevin P. O'Connell ...............................    58,024                       50,169           108,193
   All directors and executive officers as a group
    (18 persons including the above named)* ......... 1,116,204(8)                 1,305,075         2,421,279(8)

--------
(1) The number of shares reflected which, under applicable SEC regulations, are deemed to be beneficially owned. Unless otherwise indicated, the person indicated holds sole voting and dispositive power.
(2) Includes restricted stock units with a value equivalent to 30,400 shares of UNUM Corporation common stock held by Mr. Crispin; the following number of shares of phantom UNUM Corporation common stock credited to the named executive officers' accounts under UNUM's Nonqualified 401(k) Plan: Mr.
     Orr: 2,108 shares; Mr. Crispin: 2,080 shares; Ms. Rosen: 1,333 shares; Mr.
     Broatch: 1,198 shares; and Mr. O'Connell: 1,831 shares; and the following number of shares of phantom UNUM Corporation common stock credited to the non-employee directors' accounts under UNUM's Director Deferred Compensation Plan: Mr. Dillon: 6,047; Mr. Gillespie: 5,610; Dr. Goldsberry:
     5,737; Senator Mitchell: 2,583; Ms. Montgomery: 1,871; Mr. Moody: 898;
     Mr. Pugh: 11,988; Ms. Rice: 1,782; and Mr. Rowe: 2,938.
(3)  Includes 30,459 shares held by Mr. Orr's spouse and child.
(4) Includes 33,349 shares held by Mr. Averyt's spouse and 111,698 shares held in trust for the benefit of the family members under various trusts pursuant to which Mr. Averyt, as trustee, has sole or shared voting or dispositive power. Mr. Averyt disclaims beneficial ownership of 19,077 of these shares held in trust.
(5)  Includes 51,694 shares held jointly with or by Mr. Gillespie's spouse.
(6)  Includes 6,000 shares held jointly with Dr. Harward's spouse.
(7)  Includes 7,200 shares held jointly with Ms. Montgomery's spouse.
(8) Includes 192,806 shares held in the name of a spouse, child or certain other relative sharing the same home as the director or executive officer, or held by the director or executive officer, or the spouse of the director or executive officer, as a trustee or as a custodian for family members.

* Includes officers of subsidiaries who are not officers of UNUM but are considered "executive officers" of UNUM under rules of the SEC.

                                               UNUM Corporation and Subsidiaries

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Item 11 "Executive and Director Compensation" under the caption "Other Agreements and Transactions" for this information.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Index of documents filed as part of this report:

     1. The following Consolidated Financial Statements of UNUM Corporation and subsidiaries are included in Item 8.

                                                                        Page
                                                                       -----
       Report of Independent Accountants ...........................    28
       Consolidated Statements of Income for the Years Ended
         December 31, 1998, 1997 and 1996 ..........................    29
       Consolidated Balance Sheets as of December 31, 1998
         and 1997 ..................................................    30
       Consolidated Statements of Stockholders' Equity for the
         Years Ended December 31, 1998, 1997 and 1996 ..............    31
       Consolidated Statements of Cash Flows for the Years
         Ended December 31, 1998, 1997 and 1996 ....................    32
       Consolidated Statements of Comprehensive Income for
         the Years Ended December 31, 1998, 1997 and 1996 ..........    34
       Notes to Consolidated Financial Statements ..................    35

     2. Financial Statement Schedules

       II Condensed Financial Information of UNUM Corporation
           (Registrant)                                                 73
       III Supplementary Insurance Information                          77
       IV Reinsurance                                                   78
       V Valuation and Qualifying Accounts and Reserves                 79

     3. Exhibits. See Index to Exhibits on page 80 of this report.

   (b) Reports on Form 8-K:

     On November 30, 1998, UNUM filed a current report on Form 8-K/A which amended and replaced in its entirety Form 8-K filed on November 25, 1998, with respect to UNUM entering into an Agreement and Plan of Merger dated as of November 22, 1998, pursuant to which UNUM and Provident will merge under the name UNUMProvident Corporation.

     On December 11, 1998, in connection with the previously announced plan to merge between UNUM and Provident, UNUM filed a current report on Form 8-K for the purpose of filing the Condensed Consolidated Financial Statements and notes thereto of Provident for the periods ended September 30, 1998, December 31, 1997, December 31, 1996, and Condensed Pro Forma Combined Financial Statements and notes thereto of UNUM and Provident at September 30, 1998, and for the nine months ended September 30, 1998 and 1997, and for the years ended December 31, 1997, 1996 and 1995.

     Schedules and exhibits required by Article 7 of Regulation S-X other than those listed are omitted because they are not required, are not applicable, or equivalent information has been included in the financial statements, and notes thereto, or elsewhere herein.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Portland, State of Maine, on March 31, 1999.

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

                           Name                                         Title                    Date
---------------------------------------------------------   ----------------------------   ---------------
        /s/ JAMES F. ORR III                                Chairman, President and        March 31, 1999
---------------------------------------------------------   Chief Executive Officer
          (James F. Orr III)

        /s/ ROBERT E. BROATCH                                Senior Vice President
---------------------------------------------------------   and Chief Financial Officer    March 31, 1999
          (Robert E. Broatch)

       /s/ JOHN M. LANG, JR.                                Vice President and
---------------------------------------------------------   Corporate Controller           March 31, 1999
          (John M. Lang, Jr.)

                 *
---------------------------------------------------------   Director                       March 31, 1999
          (Gayle O. Averyt)

                 *
---------------------------------------------------------   Director                       March 31, 1999
         (Robert E. Dillon, Jr.)

                 *
---------------------------------------------------------   Director                       March 31, 1999
         (Gwain H. Gillespie)

                 *
---------------------------------------------------------   Director                       March 31, 1999
         (Ronald E. Goldsberry)

                 *
---------------------------------------------------------   Director                       March 31, 1999
         (Donald W. Harward)

                 *
---------------------------------------------------------   Director                       March 31, 1999
          (George J. Mitchell)

                 *
---------------------------------------------------------   Director                       March 31, 1999
        (Cynthia A. Montgomery)

                 *
---------------------------------------------------------   Director                       March 31, 1999
         (James L. Moody, Jr.)

                 *
---------------------------------------------------------   Director                       March 31, 1999
          (Lawrence R. Pugh)

                 *
---------------------------------------------------------   Director                       March 31, 1999
          (Lois Dickson Rice)

                 *
---------------------------------------------------------   Director                       March 31, 1999
           (John W. Rowe)

         /s/ KEVIN J. TIERNEY
---------------------------------------------------------
         *(Kevin J. Tierney, as Attorney-in-fact
             for each of the persons indicated)
   (Senior Vice President, General Counsel & Secretary)

                       UNUM CORPORATION (Parent Company)
           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                              STATEMENTS OF INCOME



                                                                    Year Ended December 31,
                                                             --------------------------------------
(Dollars in millions)                                           1998          1997          1996
----------------------------------------------------------   ----------   -----------   -----------
   Revenues
    Dividends from subsidiaries* .........................    $  44.2      $  462.4      $  259.7
    Investment income ....................................        0.2           0.1           0.3
    Interest income on loans to subsidiaries* ............        3.3           2.6           2.5
    Fees and other income ................................         --           0.1            --
                                                              -------      --------      --------
     Total revenues ......................................       47.7         465.2         262.5
   Expenses
    Operating expenses ...................................        7.5           8.3           4.7
    Interest expense .....................................       40.9          41.7          40.7
    Interest expense on loans from subsidiaries* .........       17.4           2.5           0.1
                                                              -------      --------      --------
     Total expenses ......................................       65.8          52.5          45.5
                                                              -------      --------      --------
   Income (loss) before income taxes .....................      (18.1)        412.7         217.0
   Income tax benefit ....................................       29.6          17.3          15.1
                                                              -------      --------      --------
   Income before equity in undistributed net income
    (loss) of subsidiaries ...............................       11.5         430.0         232.1
   Equity in undistributed net income (loss) of
    subsidiaries* ........................................      351.9        ( 59.7)          5.9
                                                              -------      --------      --------
   Net income ............................................    $ 363.4      $  370.3      $  238.0
                                                              =======      ========      ========

--------
*Eliminated in consolidation

                  See note to condensed financial statements.

                       UNUM CORPORATION (Parent Company)
           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                                 BALANCE SHEETS



                                                                           December 31,
                                                                   -----------------------------
(Dollars in millions)                                                   1998            1997
----------------------------------------------------------------   -------------   -------------
   Assets
    Investments
     Investment in subsidiaries* ...............................    $  3,661.5      $  3,085.2
     Short-term investments ....................................           4.5             2.1
                                                                    ----------      ----------
      Total investments ........................................       3,666.0         3,087.3
    Cash .......................................................           0.1              --
    Amounts receivable from subsidiaries, net* .................            --            16.2
    Notes receivable from subsidiary* ..........................          51.3            35.7
    Income taxes receivable ....................................           9.0              --
    Other assets ...............................................           5.1              --
    Property and equipment, net ................................          31.5            28.8
                                                                    ----------      ----------
      Total assets .............................................    $  3,763.0      $  3,168.0
                                                                    ==========      ==========
   Liabilities and Stockholders' Equity
    Liabilities
      Notes payable ............................................    $    713.5      $    467.5
      Notes payable to subsidiary* .............................         257.1           245.8
      Amounts payable to subsidiaries, net* ....................          54.7              --
      Income taxes .............................................            --             8.3
     Other liabilities .........................................            --            11.6
                                                                    ----------      ----------
       Total liabilities .......................................       1,025.3           733.2
    Stockholders' Equity
    Preferred stock, par value $0.10 per share, authorized
      10,000,000 shares, none issued
    Common stock, par value $0.10 per share, authorized
      240,000,000 shares, issued 199,975,916 shares ............          20.0            20.0
    Additional paid-in capital .................................       1,098.7         1,086.0
    Unrealized gains, net ......................................         300.9           248.4
    Unrealized foreign currency translation adjustment .........         (19.4)          (16.0)
    Retained earnings (including undistributed earnings of
      subsidiaries of $1,694.0 million and $1,342.1 million in
      1998 and 1997, respectively) .............................       2,444.9         2,162.5
                                                                    ----------      ----------
                                                                       3,845.1         3,500.9
    Less:
    Treasury stock, at cost (1998--61,266,501 shares; 1997--
      61,703,924 shares) .......................................       1,085.9         1,050.3
    Restricted stock deferred compensation .....................          21.5            15.8
                                                                    ----------      ----------
     Total stockholders' equity ................................       2,737.7         2,434.8
                                                                    ----------      ----------
     Total liabilities and stockholders' equity ................    $  3,763.0      $  3,168.0
                                                                    ==========      ==========

--------
*Eliminated in consolidation

                  See note to condensed financial statements.

                       UNUM CORPORATION (Parent Company)
           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                            STATEMENTS OF CASH FLOWS


                                                                         Year Ended December 31,
                                                                 ---------------------------------------
(Dollars in millions)                                                1998          1997          1996
--------------------------------------------------------------   -----------   -----------   -----------
   Operating activities:
    Net income ...............................................    $  363.4      $  370.3      $  238.0
    Adjustments to reconcile net income to net cash
      provided by operating activities:
     Increase (decrease) in income tax liability .............       (17.3)         (8.2)         11.7
     (Increase) decrease in amounts due to/from
      subsidiaries* ..........................................        70.9          (1.2)         (8.4)
     Other ...................................................        (6.6)         11.3          16.1
     Equity in undistributed net income of
      subsidiaries* ..........................................      (351.9)       (104.1)         (5.9)
                                                                  --------      --------      --------
      Net cash provided by operating activities ..............        58.5         268.1         251.5
                                                                  --------      --------      --------
   Investing activities:
    Investment in subsidiaries, net* .........................      (174.9)       (107.8)        (13.1)
    Issuance of notes receivable from subsidiaries* ..........       (15.6)         (3.2)        (32.5)
    Repayment of notes receivable from subsidiaries* .........          --            --          50.0
    Net increase in short-term investments ...................        (2.4)         (1.5)           --
    Net additions to property and equipment ..................        (4.1)        (10.7)         (8.6)
                                                                  --------      --------      --------
      Net cash used in investing activities ..................      (197.0)       (123.2)         (4.2)
                                                                  --------      --------      --------
   Financing activities:
    Dividends to stockholders ................................       (81.0)        (79.2)        (79.8)
    Treasury stock acquired ..................................       (65.0)       (285.2)       (119.1)
    Proceeds from notes payable ..............................       278.1            --            --
    Repayment of notes payable ...............................       (68.0)        (48.5)        (15.0)
    Net increase (decrease) in short-term debt ...............        36.0         (10.6)        (42.3)
    Proceeds from notes payable to subsidiaries* .............        11.3         245.8            --
    Repayment of notes payable to subsidiaries* ..............          --            --         (10.0)
    Other ....................................................        27.2          32.8          18.9
                                                                  --------      --------      --------
      Net cash provided by (used in) financing
      activities .............................................       138.6        (144.9)       (247.3)
                                                                  --------      --------      --------
   Net increase in cash ......................................         0.1            --            --
   Cash at beginning of year .................................          --            --            --
                                                                  --------      --------      --------
   Cash at end of year .......................................    $    0.1      $     --      $     --
                                                                  ========      ========      ========
   Supplemental disclosures of cash flow information:
    Cash paid (received) during the year for:
      Income taxes ...........................................    $  (13.2)     $  (10.6)     $  (25.8)
      Interest ...............................................    $   40.3      $   43.3      $   40.8
      Interest to subsidiaries* ..............................    $   17.5      $     --      $    0.2

     Supplemental disclosure of noncash operating and investing activities:

     During 1997, UNUM Corporation received a $168.3 million note receivable in satisfaction of a dividend payment from one affiliate, which was immediately contributed to another affiliate.
--------
*Eliminated in consolidation.

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

                       UNUM CORPORATION AND SUBSIDIARIES
               SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION
                             (Dollars in millions)


                                                               (1)(2)
                                                           Future policy
                                               Deferred    benefits, and                   (4)(5)
                                                policy     unpaid claims       (3)           Net
                                             acquisition     and claim       Premium     investment
Segment                                         costs         expenses       revenue       income
------------------------------------------- ------------- --------------- ------------- ------------
Year Ended December 31, 1998
 Disability Insurance .....................   $   651.8     $  6,721.6     $  2,167.5     $  491.4
 Special Risk Insurance ...................       281.3        1,318.2        1,208.4         80.6
 Colonial Products ........................       332.9          533.9          556.5         67.7
 Retirement Products ......................          --          627.7           26.6         38.6
 Corporate ................................          --             --             --          4.1
                                              ---------     ----------     ----------     --------
  Total ...................................   $ 1,266.0     $  9,201.4     $  3,959.0     $  682.4
                                              =========     ==========     ==========     ========
Year Ended December 31, 1997
 Disability Insurance .....................   $   526.7     $  5,977.4     $  1,882.6     $  468.0
 Special Risk Insurance ...................       202.9        1,001.3          947.2         71.5
 Colonial Products ........................       302.1          458.6          530.8         57.6
 Retirement Products ......................          --          615.5          130.3         54.4
 Corporate ................................          --             --            0.1          5.9
                                              ---------     ----------     ----------     --------
  Total ...................................   $ 1,031.7     $  8,052.8     $  3,491.0     $  657.4
                                              =========     ==========     ==========     ========
Year Ended December 31, 1996
 Disability Insurance .....................   $   443.1     $  5,526.0     $  1,917.7     $  468.5
 Special Risk Insurance ...................       150.5          727.9          783.3         57.6
 Colonial Products ........................       274.6          410.8          498.2         47.3
 Retirement Products ......................         0.9          618.6           65.8        217.2
 Corporate ................................          --             --             --         16.1
                                              ---------     ----------     ----------     --------
  Total ...................................   $   869.1     $  7,283.3     $  3,265.0     $  806.7
                                              =========     ==========     ==========     ========


                                                             Amortization
                                              Benefits to    of deferred      (5)
                                             policyholders      policy       Other         (6)
                                              and interest   acquisition   operating     Premiums
Segment                                         credited        costs       expenses     written
------------------------------------------- --------------- ------------- ----------- -------------
Year Ended December 31, 1998
 Disability Insurance .....................   $  1,794.7      $   64.8     $  492.9    $  2,114.8
 Special Risk Insurance ...................        803.3         143.3        181.1         414.5
 Colonial Products ........................        285.3          89.5        142.4         484.0
 Retirement Products ......................         49.3            --         15.3           0.8
 Corporate ................................           --            --         62.1            --
                                              ----------      --------     --------    ----------
  Total ...................................   $  2,932.6      $  297.6     $  893.8    $  3,014.1
                                              ==========      ========     ========    ==========
Year Ended December 31, 1997
 Disability Insurance .....................   $  1,503.9      $   52.1     $  481.9    $  1,828.5
 Special Risk Insurance ...................        643.9          94.0        179.5         311.2
 Colonial Products ........................        271.8          80.7        137.1         467.2
 Retirement Products ......................        102.7           0.1          5.7           2.5
 Corporate ................................           --            --         58.6            --
                                              ----------      --------     --------    ----------
  Total ...................................   $  2,522.3      $  226.9     $  862.8    $  2,609.4
                                              ==========      ========     ========    ==========
Year Ended December 31, 1996
 Disability Insurance .....................   $  1,514.9      $   99.0     $  557.0    $  1,893.0
 Special Risk Insurance ...................        524.0          53.9        183.8         251.2
 Colonial Products ........................        246.8          72.5        133.8         446.5
 Retirement Products ......................        257.1            --         24.5          15.0
 Corporate ................................           --            --         62.8            --
                                              ----------      --------     --------    ----------
  Total ...................................   $  2,542.8      $  225.4     $  961.9    $  2,605.7
                                              ==========      ========     ========    ==========

   (1) Excludes other policyholder funds, as follows:


                                                     December 31,
                                        --------------------------------------
Segment                                    1998         1997           1996
-------------------------------------   ---------   ------------   -----------
     Disability Insurance ...........   $   5.9      $     2.4     $     5.9
     Special Risk Insurance .........      13.3           15.4          12.7
     Colonial Products ..............     287.5          258.1         156.6
     Retirement Products ............     568.7          729.0       3,358.4
                                        -------      ---------     ---------
     Total ..........................   $ 875.4      $ 1,004.9     $ 3,533.6
                                        =======      =========     =========

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

                        UNUM CORPORATION AND SUBSIDIARIES
                            SCHEDULE IV--REINSURANCE


                             (Dollars in millions)

                                                                                                              Percentage
                                                                    Ceded to       Assumed                    of amount
                                                      Gross           other      from other        Net         assumed
                                                      Amount        companies     companies       Amount        to net
                                                 --------------- -------------- ------------ --------------- -----------
   Year Ended December 31, 1998
    Life insurance inforce .....................  $  314,783.7    $  15,755.0    $   670.6    $  299,699.3        0.2%
                                                  ============    ===========    =========    ============       ====
   Premiums
    Life insurance and individual annuities ....  $      788.9    $      38.3    $    16.3    $      766.9        2.1%
    Accident and health insurance ..............       3,145.5          376.0        304.5         3,074.0        9.9%
    Group annuities ............................           0.8             --           --             0.8         --
                                                  ------------    -----------    ---------    ------------       ----
      Total premiums ...........................  $    3,935.2    $     414.3    $   320.8    $    3,841.7
                                                  ============    ===========    =========    ============
   Year Ended December 31, 1997
    Life insurance inforce .....................  $  260,014.8    $  16,036.5    $ 2,069.7    $  246,048.0        0.8%
                                                  ============    ===========    =========    ============       ====
    Premiums
     Life insurance and individual annuities ...  $      650.7    $      33.9    $     9.0    $      625.8        1.4%
     Accident and health insurance .............       2,656.7          368.9        272.6         2,560.4       10.6%
     Group annuities ...........................           2.5             --           --             2.5         --
                                                  ------------    -----------    ---------    ------------       ----
      Total premiums ...........................  $    3,309.9    $     402.8    $   281.6    $    3,188.7
                                                  ============    ===========    =========    ============
   Year Ended December 31, 1996
    Life insurance inforce .....................  $  199,019.2    $  11,476.5    $      --    $  187,542.7         --
                                                  ============    ===========    =========    ============       ====
    Premiums
     Life insurance and individual annuities ...  $      552.0    $      28.6    $      --    $      523.4         --
     Accident and health insurance .............       2,406.9           77.8        252.9         2,582.0        9.8%
     Group annuities ...........................          15.0             --           --            15.0         --
                                                  ------------    -----------    ---------    ------------       ----
      Total premiums ...........................  $    2,973.9    $     106.4    $   252.9    $    3,120.4
                                                  ============    ===========    =========    ============

                       UNUM CORPORATION AND SUBSIDIARIES

          SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                             (Dollars in millions)



                                                                   Additions
                                                         ------------------------------
                                           Balance at     Charged to
                                            beginning     costs and       Charged to                      Balance at end
              Description                   of period      expenses     other accounts     Deductions       of period
---------------------------------------   ------------   -----------   ----------------   ------------   ---------------
   Allowances for probable losses:
    Mortgage loans ....................     $  33.9        $   2.3            $--          $   (3.4)         $  32.8
    Real estate held for sale .........     $  17.8        $  (1.0)           $--          $     --          $  16.8

                        UNUM CORPORATION AND SUBSIDIARIES
                               INDEX TO EXHIBITS


Number             Description                                      Method of Filing
-------- ------------------------------   --------------------------------------------------------------------
 3.1     Certificate of Incorporation     Filed as Exhibit 3.1 to the Registrant's Annual Report on Form
         of UNUM Corporation, as          10-K dated March 10, 1998, and incorporated herein by reference.
         amended

 3.2     By-Laws of UNUM                  Filed as Exhibit 3.2 to the Registrant's Annual Report on Form
         Corporation                      10-K dated March 25, 1997, and incorporated herein by reference.

 4       Rights Agreement                 Filed as Exhibit 1 to the Registrant's Current Report on Form 8-K
                                          dated March 18, 1992, and incorporated herein by reference and as amended and filed as Exhibit 1 to the Registrant's Registration
                                          Statement on Form 8-A/A dated June 21, 1996, and as amended and filed as Exhibit 3 to the Registrant's Registration Statement on
                                          Form 8-A/A dated November 25, 1998.

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

10.9     Non-Qualified 401(k) Plan        Filed as Exhibit 3.2 to the Registrant's Annual Report on Form
                                          10-K dated March 25, 1997, and incorporated herein by reference.

10.10    (a) Employment Letter            Filed as Exhibit 10.10 to the Registrant's Annual Report on Form
                                          10-K dated March 27, 1996, and incorporated herein by reference.
         (b) Employment Letter            Filed as Exhibit 10.9(b) to the Registrant's Annual Report on
                                          Form 10-K dated March 10, 1998, and incorporated herein by reference.

10.11    $500 Million Revolving           Filed as Exhibit 10.9 to the Registrant's Annual Report on Form
         Credit Agreement                 10-K dated March 24, 1995, and incorporated herein by reference.

12       Computation of Ratio of          Filed herewith.
         Earnings to Fixed Charges

Number          Description           Method of Filing
-------- -------------------------   -----------------
21       Subsidiaries of UNUM        Filed herewith.
         Corporation

23       Consent of Independent      Filed herewith.
         Accountants

24       Power of Attorney           Filed herewith.

27       Financial Data Schedule     Filed herewith.