Form 10-Q
period 1999-03-31
UNUM CORP
filed 1999-05-17
CIK 795581

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR
         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM              TO

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

           CLASS                           OUTSTANDING AT MARCH 31, 1999
COMMON STOCK, $0.10 PAR VALUE                       139,059,749 SHARES

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q

INDEX
                                                                     Page
Part I.  Financial Information

      Item 1.  Financial Statements

             Consolidated Statements of Income - Three Months Ended
               March 31, 1999, and 1998 (Unaudited)                      3

             Consolidated Balance Sheets as of March 31, 1999,
               (Unaudited) and December 31, 1998                         4

             Consolidated Statements of Cash Flows - Three Months
               Ended March 31, 1999, and 1998 (Unaudited)                5

             Consolidated Statements of Comprehensive Income (Loss) -
               Three Months Ended March 31, 1999, and 1998 (Unaudited)   6

             Notes to Consolidated Financial Statements (Unaudited)      7

             Independent Accountant's Review Report                     14

      Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     15

Part II. Other Information

      Item 6.  Exhibits and Reports on Form 8-K                         24

Signatures                                                              25

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q
C O N S O L I D A T E D   S T A T E M E N T S   O F   I N C O M E

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
(Unaudited - Dollars in millions, except per common
   share data)                                             1999        1998
----------------------------------------------------------------------------
REVENUES
Premiums                                                $1,085.1    $  918.4
Investment income                                          172.8       163.3
Net realized investment gains                                3.2         3.1
Fees and other income                                       42.3        36.7
----------------------------------------------------------------------------
  Total revenues                                         1,303.4     1,121.5

BENEFITS AND EXPENSES
Benefits to policyholders                                  881.2       679.1
Interest credited                                           10.3        12.1
Salaries and related expenses                              142.0       134.1
Other operating expenses                                   138.2        87.3
Commissions                                                162.0       142.7
Increase in deferred policy acquisition costs              (95.6)      (79.9)
Interest expense                                            16.8        11.7
----------------------------------------------------------------------------
  Total benefits and expenses                            1,254.9       987.1
----------------------------------------------------------------------------
Income before income taxes                                  48.5       134.4

INCOME TAXES
Current                                                     (3.5)       12.5
Deferred                                                    36.5        28.4
----------------------------------------------------------------------------
  Total income taxes                                        33.0        40.9
----------------------------------------------------------------------------
NET INCOME                                              $   15.5    $   93.5
============================================================================
NET INCOME PER COMMON SHARE:
   Basic                                                $   0.11    $   0.68
   Diluted                                              $   0.11    $   0.66
============================================================================

Dividends declared per share                            $  0.295    $  0.290
============================================================================

See notes to consolidated financial statements.

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q
C O N S O L I D A T E D   B A L A N C E   S H E E T S

                                                  March 31, 1999  December 31,
(Dollars in millions)                               (Unaudited)          1998
-----------------------------------------------------------------------------
ASSETS
Investments
 Fixed maturities available for sale-at fair value
  (amortized cost: 1999-$7,563.6; 1998-$7,350.0)       $ 7,972.0    $ 7,896.9
 Equity securities available for sale-at fair value
  (cost: 1999-$18.9; 1998-$21.3)                            28.8         31.0
 Mortgage loans                                          1,273.3      1,303.4
 Real estate, net                                          140.0        250.6
 Policy loans                                              137.1        137.6
 Other long-term investments                                 2.1          2.0
 Short-term investments                                    271.6        216.2
-----------------------------------------------------------------------------
   Total investments                                     9,824.9      9,837.7
Cash                                                        77.0         80.5
Accrued investment income                                  154.4        167.4
Premiums due                                               636.4        518.1
Deferred policy acquisition costs                        1,357.3      1,266.0
Property and equipment, net                                238.8        237.9
Reinsurance receivables                                  1,806.5      1,770.0
Deposit assets                                             665.7        729.7
Other assets                                               584.9        540.3
Separate account assets                                     35.3         35.3
-----------------------------------------------------------------------------
   Total assets                                        $15,381.2    $15,182.9
=============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Future policy benefits                                $ 2,491.9    $ 2,360.2
 Unpaid claims and claim expenses                        6,958.0      6,841.2
 Other policyholder funds                                  871.6        875.4
 Income taxes
  Current                                                    5.9         47.3
  Deferred                                                 612.8        625.8
 Notes payable                                             961.1        881.8
 Other liabilities                                         777.8        778.2
 Separate account liabilities                               35.3         35.3
-----------------------------------------------------------------------------
   Total liabilities                                    12,714.4     12,445.2
Stockholders' equity
 Preferred stock (par value $0.10 per share, authorized
  10,000,000 shares, none issued)
 Common stock (par value $0.10 per share, authorized
  240,000,000 shares, issued 199,975,916 shares)            20.0         20.0
 Additional paid-in capital                              1,153.5      1,151.2
 Retained earnings                                       2,439.9      2,444.9
 Accumulated other comprehensive income:
  Unrealized gains, net                                    176.3        248.4
  Unrealized foreign currency translation adjustment       (25.7)       (19.4)
-----------------------------------------------------------------------------
  Total accumulated other comprehensive income             150.6        229.0
-----------------------------------------------------------------------------
                                                         3,764.0      3,845.1
 Less:
  Treasury stock, at cost (1999-60,916,167 shares;
   1998-61,266,501 shares)                               1,080.1      1,085.9
  Restricted stock deferred compensation                    17.1         21.5
-----------------------------------------------------------------------------
   Total stockholders' equity                            2,666.8      2,737.7
-----------------------------------------------------------------------------

   Total liabilities and stockholders' equity          $15,381.2    $15,182.9
=============================================================================

See notes to consolidated financial statements.

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q
C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S
                                                          Three Months Ended
                                                              March 31,
                                                          ------------------

(Unaudited - Dollars in millions)                           1999        1998
----------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                  $  15.5   $ 93.5
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Increase in future policy benefits and unpaid claims and
  claim expenses                                              374.9    263.9
 Increase in amounts receivable under reinsurance agreements  (38.2)   (51.0)
 Increase in premiums due                                    (118.8)  (110.3)
 Increase (decrease) in income tax liability                  (10.3)    38.5
 Increase in deferred policy acquisition costs                (92.4)   (80.1)
 Other                                                         52.0     25.9
----------------------------------------------------------------------------
   Net cash provided by operating activities                  182.7    180.4
----------------------------------------------------------------------------

INVESTING ACTIVITIES:
Maturities of fixed maturities available for sale             192.5    133.5
Sales of fixed maturities available for sale                  355.0    118.8
Sales and maturities of other investments                      57.7     28.3
Purchases of fixed maturities available for sale             (774.0)  (383.8)
Purchases of other investments                                (17.6)   (16.8)
Net increase in short-term investments                        (56.0)   (12.5)
Net additions to property and equipment                        (6.5)   (25.7)
----------------------------------------------------------------------------
   Net cash used in investing activities                     (248.9)  (158.2)
----------------------------------------------------------------------------

FINANCING ACTIVITIES:
Deposits and interest credited to investment contracts         35.5     39.4
Maturities and withdrawals from investment contracts          (37.5)   (72.1)
Dividends to stockholders                                     (20.5)   (19.7)
Treasury stock acquired                                         --     (36.7)
Proceeds from notes payable                                     --      49.7
Net increase in short-term debt                                79.0      5.8
Other                                                           6.8     10.7
----------------------------------------------------------------------------
   Net cash provided by (used in) financing activities         63.3    (22.9)
----------------------------------------------------------------------------

Effect of exchange rate changes on cash                        (0.6)    (0.1)
----------------------------------------------------------------------------

Net decrease in cash                                           (3.5)    (0.8)
Cash at beginning of year                                      80.5     56.8
----------------------------------------------------------------------------

Cash at end of period                                       $  77.0   $ 56.0
============================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) during the period for:
 Income taxes                                               $ (10.5)  $(11.2)
 Interest                                                   $   7.5   $  7.7
============================================================================

See notes to consolidated financial statements.

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q
C O N S O L I D A T E D   S T A T E M E N T S   O F   C O M P R E H E N S I V E
  I N C O M E  (L O S S)

                                                            Three Months Ended
                                                                March 31,
                                                             ----------------
(Unaudited - Dollars in millions)                            1999        1998
-----------------------------------------------------------------------------
Net income                                                 $  15.5    $  93.5

Other comprehensive loss:

 Unrealized holding losses arising during the period, net (69.9) (16.2) Reclassification adjustment for realized gains included
  in net income, net                                          (2.2)      (1.8)
-----------------------------------------------------------------------------
 Changes in unrealized losses, net                           (72.1)     (18.0)

 Foreign currency translation adjustments                     (6.3)       3.8
-----------------------------------------------------------------------------
   Total other comprehensive loss                            (78.4)     (14.2)
-----------------------------------------------------------------------------
Comprehensive income (loss)                                $ (62.9)   $  79.3
=============================================================================

Supplemental disclosures of comprehensive income (loss) information:

 Tax benefit related to unrealized holding losses          $  40.1    $   8.4
 Tax expense related to reclassification adjustment
  for realized gains                                       $  (1.2)   $  (1.0)
=============================================================================

See notes to consolidated financial statements.

UNUM Corporation and Subsidiaries
Form 10-Q
Notes to Consolidated Financial Statements (Unaudited)
March 31, 1999

NOTE 1.  BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in the financial statements. Interim results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. This report should be read in conjunction with the 1998 Form 10-K of UNUM Corporation and subsidiaries ("UNUM").

NOTE 2.  STOCKHOLDERS' EQUITY
-----------------------------

Dividends

UNUM's Board of Directors declared a fourteen and three quarters cents per share cash dividend on January 5, 1999, which was paid February 19, 1999. On March 12, 1999, UNUM's Board of Directors declared a fourteen and three quarters cents per share cash dividend. The dividend is payable on May 21, 1999, to common stockholders of record at the close of business on April 26, 1999.

Earnings Per Share

The number of shares used to calculate earnings per share ("EPS") was as follows:
                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
(Shares in thousands)                                      1999          1998
-----------------------------------------------------------------------------
Weighted average shares outstanding for basic EPS       138,900       138,113

Effect of dilutive securities                             2,843         3,250
-----------------------------------------------------------------------------

Weighted average shares outstanding for diluted EPS     141,743       141,363
=============================================================================

The following number of outstanding options to purchase shares were excluded from the diluted weighted average share calculation as the options' exercise prices were greater than the average market price.

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
(Options in thousands)                                     1999          1998
-----------------------------------------------------------------------------
Antidilutive options outstanding                            180         1,649
=============================================================================

NOTE 3.  LITIGATION
-------------------

In the normal course of its business operations, UNUM is involved in litigation from time to time with claimants, beneficiaries and others, and a number of lawsuits were pending at March 31, 1999. In some instances, these proceedings include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or other compensatory damages. In the opinion of management, the ultimate liability, if any, arising from this litigation is not expected to have a material adverse effect on the consolidated financial position or the consolidated operating results of UNUM.

NOTE 4.  NOTES PAYABLE
----------------------

On December 4, 1997, UNUM borrowed [British pound] 100 million ($168.3 million) through a private placement with an investor in the United Kingdom. Under the terms of the agreement, the investor exercised its right to redeem the private placement on April 13, 1999, at par value. UNUM issued commercial paper to meet its immediate needs and is currently evaluating various financing alternatives to replace this financing.

NOTE 5.  REINSURANCE BUSINESSES
-------------------------------

During first quarter 1999, UNUM recognized a pretax charge relating to its reinsurance businesses of $101.1 million. The charge includes $45.5 million related to the Lloyd's of London managed and non-managed syndicates.
Included in the $45.5 million is $44.0 million related to UNUM's risk participation in various Lloyd's of London syndicates, which primarily consists of the recognition of estimated losses for all open syndicate years. The remaining $1.5 million represents a reduction of profit commissions related to the reinsurance management company operations. The charge also includes a reserve increase of $28.6 million for expected ultimate losses in certain reinsurance pools in which UNUM participates and a $27.0 million write-down to recognize goodwill impairment on UNUM's reinsurance management company. Based upon the poor results to date and revisions to future expected earnings from these businesses, UNUM determined that the goodwill associated with the reinsurance management company was not recoverable when measured using the estimated future undiscounted cash flows. The impairment represents the difference between the carrying value of the reinsurance management company and the estimated fair value using both an earnings valuation model and a discounted free cash flow valuation model. A portion of these losses does not receive a tax benefit, which unfavorably impacted UNUM's effective tax rate in first quarter 1999.

The impact of the charge to UNUM in first quarter 1999 was a $72.6 million increase in benefits to policyholders, of which $56.1 million was reflected in the Special Risk Insurance segment and $16.5 million was reflected in the Disability Insurance segment, a $27.0 million increase in other operating expenses and a $1.5 million reduction in fee income reflected in the Special Risk Insurance segment. On an after-tax basis the charge reduced net income by $88.0 million for first quarter 1999.

NOTE 6.  ACCOUNTING PRONOUNCEMENT ADOPTED
-----------------------------------------

Effective January 1, 1999, UNUM adopted Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," which provided guidance on accounting for the recognition and measurement of liabilities for guaranty funds and other insurance-related assessments. The adoption of SOP 97-3 did not have a material effect on UNUM's results of operations or financial position.

NOTE 7.  SEGMENT INFORMATION
----------------------------

Summarized financial information for the four reportable operating segments and Corporate is as follows:

                                                          Three Months Ended
                                                              March 31,
                                                          ------------------

(Dollars in millions)                                       1999        1998
----------------------------------------------------------------------------
PREMIUMS
Disability Insurance                                   $   603.2   $   506.7
Special Risk Insurance                                     340.5       273.2
Colonial Products                                          140.7       137.5
Retirement Products                                          0.7         1.0
----------------------------------------------------------------------------
     Total premiums                                    $ 1,085.1   $   918.4
============================================================================
PRETAX OPERATING INCOME (LOSS)
Disability Insurance                                   $    97.8   $    84.9
Special Risk Insurance                                      39.5        36.1
Colonial Products                                           26.2        24.0
Retirement Products                                          0.3         0.5
Corporate                                                  (17.4)      (14.2)
----------------------------------------------------------------------------
     Total pretax operating income                         146.4       131.3
Taxes on pretax operating income                            45.0        39.9
----------------------------------------------------------------------------
     Operating income                                  $   101.4   $    91.4
============================================================================

The following is provided to reconcile certain financial information for the reportable segment totals to consolidated totals and provide a description of the reconciling items:
                                                          Three Months Ended
                                                              March 31,
                                                          ------------------
(Dollars in millions)                                       1999        1998
----------------------------------------------------------------------------
Income before income taxes:
  Total pretax operating income for reportable
    segments and Corporate                                $146.4      $131.3
  Realized investment gains (a)                              3.2         3.1
  Special item:
   Charge for reinsurance businesses (a)                  (101.1)        --
----------------------------------------------------------------------------
    Total consolidated income before income taxes         $ 48.5      $134.4
============================================================================

(a) Management's evaluation of segment performance excludes realized investment gains (losses) and special items. See Note 5 "Reinsurance Businesses" for a description of the first quarter 1999 special item.

NOTE 8. PROPOSED MERGER WITH PROVIDENT AND PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS
------------------------------------------------------------------------

On November 22, 1998, UNUM entered into an agreement with Provident Companies, Inc. ("Provident"), pursuant to which UNUM and Provident will merge under the name UNUMProvident Corporation ("UNUMProvident"). Under the merger agreement, each outstanding share of Provident common stock will be reclassified and converted into 0.73 of a share of UNUMProvident common stock and each outstanding share of UNUM common stock will be converted into one share of UNUMProvident common stock. The merger will be accounted for as a pooling of interests. The merger is subject to regulatory and UNUM stockholder and Provident stockholder approval.

The following unaudited pro forma combined condensed financial statements and explanatory notes are presented to show the impact on the historical financial positions and results of operations of UNUM and Provident of the planned merger under the pooling of interests method of accounting. The unaudited pro forma combined condensed financial statements combine the historical financial information of UNUM and Provident as of March 31, 1999, and for the three-month periods ended March 31, 1999 and March 31, 1998, respectively. The unaudited pro forma combined condensed statements of income give effect to the merger as if it had been completed at the beginning of the earliest period presented. The unaudited pro forma combined condensed balance sheet assumes the merger was completed on March 31, 1999.

The unaudited pro forma combined condensed financial statements as of March 31, 1999, and for the three-month periods ended March 31, 1999 and March 31, 1998, are based on and derived from, and should be read in conjunction with the UNUM and Provident historical consolidated financial statements and related notes.

On the date the merger is completed or on an earlier date if required by generally accepted accounting principles, it is expected that UNUMProvident will record an expense for merger related costs of approximately $139 million ($109 million net of income taxes) and an expense related to the early retirement offer to employees of approximately $94 million ($66 million net of income taxes). The estimated expenses related to the merger include amounts for severance and related costs, exit costs for duplicate facilities and asset abandonments, and investment banking, legal and accounting fees. The estimated expenses related to the merger and to the early retirement offer to employees have not been reflected in the pro forma balance sheet, statements of income, and related per share calculations. The estimated expenses related to the merger and the early retirement offer represent management's best estimates based on available information at this time. Actual charges may differ from these estimates.

The unaudited pro forma combined condensed financial statements are presented for comparative purposes only and are not necessarily indicative of the results of operations that would have been realized had the merger been completed during the periods or as of the date for which the pro forma financial statements are presented, nor are they necessarily indicative of the results of operations in future periods or the future financial position of UNUMProvident.

UNUM/PROVIDENT UNAUDITED PRO FORMA COMBINED CONDENSED CONSOLIDATED STATEMENTS OF
                                   INCOME (a)

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
(Dollars in millions, except per common share data)        1999          1998
-----------------------------------------------------------------------------
REVENUES
Premium income                                         $1,704.2      $1,505.6
Net investment income                                     499.6         525.1
Net realized investment gains                               7.2           9.3
Other income                                               80.8          75.1
-----------------------------------------------------------------------------
  Total revenues                                        2,291.8       2,115.1

BENEFITS AND EXPENSES
Policyholder benefits                                   1,524.8       1,326.8
Commissions                                               242.5         233.4
Operating expenses                                        403.7         364.2
Increase in deferred policy acquisition costs            (118.0)       (100.8)
Amortization of value of business acquired and goodwill    42.7          16.9
Interest and debt expense                                  32.9          27.3
-----------------------------------------------------------------------------
  Total benefits and expenses                           2,128.6       1,867.8
-----------------------------------------------------------------------------
Income before income taxes                                163.2         247.3
Income taxes                                               73.9          82.7
-----------------------------------------------------------------------------
  Net income                                               89.3         164.6
Preferred stock dividends                                   --            1.9
-----------------------------------------------------------------------------
  NET INCOME AVAILABLE TO COMMON SHAREHOLDERS          $   89.3      $  162.7
=============================================================================

NET INCOME PER COMMON SHARE:
  Basic                                                $   0.38      $   0.69
  Diluted                                              $   0.37      $   0.67
=============================================================================

Average shares outstanding - basic (a)                    237.8         236.6
Average shares outstanding - diluted (a)                  242.3         242.6
=============================================================================

(a) The above unaudited pro forma combined condensed consolidated statements of income reflect the combined results of the operations of UNUM and Provident for the periods presented. No adjustments have been made to arrive at net income available to common shareholders. The pro forma combined basic and diluted earnings per share for the respective periods presented are based on the combined weighted-average number of common and dilutive potential common shares and adjusted weighted-average shares of UNUM and Provident. The number of weighted-average common shares and adjusted weighted-average shares, including all dilutive potential common shares, reflect the reclassification of Provident common stock on a 0.73 to 1.0 basis and the conversion of each outstanding share of UNUM common stock into one share of UNUMProvident common stock in the merger.

                 UNUM CORPORATION AND PROVIDENT COMPANIES, INC.
              UNAUDITED PRO FORMA COMBINED CONDENSED BALANCE SHEET
                               AS OF MARCH 31, 1999

                                                                  UNUM/Provident
                                    Historical         Pro Forma      Pro Forma
                                 UNUM    Provident    Adjustments     Combined
                                 ----    ---------    -----------     --------
(Dollars in millions)
--------------------------------------------------------------------------------
ASSETS
Invested assets              $ 9,824.9   $16,901.2      $  --         $26,726.1
Reinsurance receivables        1,806.5     3,057.4         --           4,863.9
All other assets               3,714.5     2,413.2         --           6,127.7
Separate account assets           35.3       388.2         --             423.5
--------------------------------------------------------------------------------
  Total assets               $15,381.2   $22,760.0      $  --         $38,141.2
================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities, accruals
 and unearned premiums       $ 9,449.9   $14,456.7      $ 230.0  (b)  $24,136.6
Other policyholders' funds       871.6     2,980.1         --           3,851.7
All other liabilities          2,357.6     1,411.5        (80.0) (b)    3,689.1
Separate account liabilities      35.3       388.2         --             423.5
--------------------------------------------------------------------------------
  Total liabilities           12,714.4    19,236.5        150.0        32,100.9
Company Obligated Mandatorily
 Redeemable
Preferred Securities of
 Subsidiary Trust Holding
Soley Junior Subordinated Debt
 Securities of the Company         --        300.0         --             300.0

Common stock                      20.0       135.9       (132.1) (c)       23.8
Additional paid-in capital     1,153.5       764.0       (948.0) (c)      969.5
Accumulated other
 comprehensive income            150.6       438.2         --             588.8
Retained earnings              2,439.9     1,894.6       (150.0) (b)    4,184.5
Treasury stock                (1,080.1)       (9.2)     1,080.1  (c)       (9.2)
Restricted stock deferred
 compensation                    (17.1)        --          --             (17.1)
--------------------------------------------------------------------------------
  Total stockholders' equity   2,666.8     3,223.5       (150.0)        5,740.3
--------------------------------------------------------------------------------
  Total liabilities and
   stockholders' equity      $15,381.2   $22,760.0      $  --         $38,141.2
================================================================================

(b) UNUM and Provident are in the process of reviewing their accounting policies and financial statement classifications. One aspect of this preliminary review has indicated that UNUM's process and assumptions used to calculate the discount rate for claim reserves of certain disability businesses differs from that used by Provident. It has been determined that Provident's process and assumptions are more appropriate in the context of a combined entity. Upon completion of the merger, UNUM will reduce the rates used to discount unpaid claims reserves for group long term disability, individual disability and the disability businesses of UNUM Limited. The preliminary estimates of discount rate reductions will result in an estimated increase to UNUM's unpaid claims reserves upon consummation of the merger of approximately $230 million ($150 million after tax). This estimated merger related adjustment has not been reflected in the unaudited pro forma combined condensed statements of income and related per share calculations.

(c) The pro forma adjustments to common stock, additional paid-in capital and treasury stock reflect the retirement of shares of UNUM common stock held in treasury, the reduction in par value of Provident common stock from one dollar to ten cents, and the reclassification of Provident common stock on a
    0.73 to 1.0 basis that results in 98.8 million shares issued to replace the
    135.4 million shares of Provident common stock held by Provident stockholders on March 31, 1999, and the issuance to UNUM stockholders of
    139.1 million shares of UNUMProvident common stock pursuant to the merger (calculated by multiplying the number of shares of UNUM common stock outstanding at March 31, 1999, of 139.1 million by the exchange ratio of 1.0 to 1.0 representing the number of shares UNUM stockholders will receive for each share of UNUM common stock they own immediately prior to consummation of the merger). The number of shares of UNUMProvident common stock that will be issued after completion of the merger will be based on the actual number of shares of UNUM common stock, and Provident common stock (after reclassification on a 0.73 to 1.0 basis) outstanding at the effective time of the merger.

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                     --------------------------------------


To the Board of Directors and Stockholders
UNUM Corporation

We have reviewed the accompanying consolidated balance sheet of UNUM Corporation and subsidiaries as of March 31, 1999, and the related consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


/S/ PRICEWATERHOUSECOOPERS  LLP

Portland, Maine
April 27, 1999

UNUM Corporation and Subsidiaries
Form 10-Q
March 31, 1999

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 ("the Act") provides a "safe harbor" for forward-looking statements which are identified as such and are accompanied by the identification of important factors which could cause a material difference from the forward-looking statements. UNUM claims the protection afforded by the safe harbor in the Act. Certain information contained in this discussion, or in any other written or oral statements made by UNUM, is or may be considered as forward-looking; for example, disclosures regarding the "Year 2000 Date Conversion" and reserves discussed in the Disability Insurance segment contain such information. Forward-looking statements are those not based on historical information, but rather, relate to future operations, strategies, financial results or other developments, and contain terms such as "may," "expects," "should," "believes," "anticipates," "intends," "estimates," "projects," "goals," "objectives" or similar expressions. Although UNUM has used appropriate care in developing forward-looking statements, such statements are based upon estimates and assumptions that are subject to significant risks, business, economic and competitive uncertainties, and other factors, many of which are beyond UNUM's control or, with respect to future business decisions, are subject to change.

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

CONSOLIDATED OVERVIEW

Net income for the quarter ended March 31, 1999, was $15.5 million, as compared with net income of $93.5 million for the same quarter in 1998. Diluted earnings per share were $0.11 for first quarter 1999 versus $0.66 in first quarter 1998. Revenues for UNUM were $1,303.4 million for first quarter 1999 and $1,121.5 million for first quarter 1998.

A comparison of net income is impacted by the inclusion of realized investment gains (losses) and a special item that occurred in first quarter 1999. This management's discussion and analysis focuses on results on a pretax operating income basis, which is defined as income (loss) before income taxes exclusive of realized investment gains (losses) and special items. Realized investment gains (losses) are excluded from this discussion as management believes the volatility in gains and losses associated with the selling of invested assets in the financial markets is not representative of ongoing operations. Special items are excluded from this discussion as management considers them as being not representative of our ongoing operations and believes a discussion of the results on a pretax operating income basis provides a better understanding of the results of ongoing operations. While management believes that pretax operating income provides relevant and useful information, it does not replace income before income taxes and net income calculated in accordance with generally accepted accounting principles as a measure of UNUM's profitability. Therefore, this discussion should be read in conjunction with the Consolidated Financial Statements (Unaudited) and Notes to Consolidated Financial Statements (Unaudited) included elsewhere in the Form 10-Q and the 1998 Form 10-K of UNUM Corporation and subsidiaries ("UNUM").

The following table summarizes pretax operating income (loss) for the four operating segments and Corporate for the three months ended March 31, 1999, and 1998, and is followed by a discussion of the first quarter 1999 special item and a reconciliation of income (loss) before income taxes to pretax operating income
(loss).
                                                         Three Months Ended
                                                            March 31,
                                                     -------------------------

(Dollars in millions)                               1999       1998       Change
--------------------------------------------------------------------------------

SUMMARY OF PRETAX OPERATING INCOME (LOSS)
   Disability Insurance Segment                   $ 97.8     $ 84.9        15.2%
   Special Risk Insurance Segment                   39.5       36.1         9.4
   Colonial Products Segment                        26.2       24.0         9.2
   Retirement Products Segment                       0.3        0.5        (0.4)
   Corporate                                       (17.4)     (14.2)       22.5
--------------------------------------------------------------------------------
   Total pretax operating income                  $146.4     $131.3        11.5%
================================================================================

UNUM reported increased pretax operating income for the three months ended March 31, 1999, as compared with the same period in 1998. The increase was primarily attributable to improvements in pretax operating income for the Disability Insurance and Special Risk Insurance segments. Premium growth driven by strong sales, was the primary contributor for both segments' improved first quarter operating results, as compared with one year ago. See the segment discussions that follow for a more detailed analysis of operating results.

SPECIAL ITEM IN FIRST QUARTER 1999
----------------------------------

During first quarter 1999, UNUM recognized a pretax charge relating to its reinsurance businesses of $101.1 million. The charge includes $45.5 million related to the Lloyd's of London managed and non-managed syndicates.
Included in the $45.5 million is $44.0 million related to UNUM's risk participation in various Lloyd's of London syndicates, which primarily consists of the recognition of estimated losses for all open syndicate years. The remaining $1.5 million represents a reduction of profit commissions related to the reinsurance management company operations. The charge also includes a reserve increase of $28.6 million for expected ultimate losses in certain reinsurance pools in which UNUM participates and a $27.0 million write-down to recognize goodwill impairment on UNUM's reinsurance management company. Based upon the poor results to date and revisions to future expected earnings from these businesses, UNUM determined that the goodwill associated with the reinsurance management company was not recoverable when measured using the estimated future undiscounted cash flows. The impairment represents the difference between the carrying value of the reinsurance management company and the estimated fair value using both an earnings valuation model and a discounted free cash flow valuation model. A portion of these losses does not receive a tax benefit, which unfavorably impacted UNUM's effective tax rate in first quarter 1999.

The impact of the charge to UNUM in first quarter 1999 was a $72.6 million increase in benefits to policyholders, of which $56.1 million was reflected in the Special Risk Insurance segment and $16.5 million was reflected in the Disability Insurance segment, a $27.0 million increase in other operating expenses and a $1.5 million reduction in fee income reflected in the Special Risk Insurance segment.

RECONCILIATION OF INCOME (LOSS) BEFORE INCOME TAXES TO PRETAX OPERATING INCOME
(LOSS)
------------------------------------------------------------------------------

The following table reconciles income (loss) before income taxes to pretax operating income (loss) for the four operating segments and Corporate for the three months ended March 31, 1999, and 1998:

                           Disability Special Risk   Colonial   Retirement            Consolidated
(Dollars in millions)      Insurance  Insurance      Products   Products   Corporate      UNUM
---------------------------------------------------------------------------------------------------
Three Months Ended March 31, 1999:
----------------------------------
Income (loss) before
 income taxes                  $81.2       $(45.0)        $26.9     $ 2.8       $(17.4)    $ 48.5
Exclude realized
 investment (gains) losses       0.1         (0.1)         (0.7)     (2.5)         --        (3.2)
---------------------------------------------------------------------------------------------------
                                81.3        (45.1)         26.2       0.3        (17.4)      45.3
Special item:
  Charge for reinsurance
   businesses                   16.5         84.6           --        --           --       101.1
---------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME
 (LOSS)                        $97.8       $ 39.5         $26.2     $ 0.3       $(17.4)    $146.4
===================================================================================================

Three Months Ended March 31, 1998:
----------------------------------
Income (loss) before
 income taxes                  $88.1       $ 36.2         $24.4     $(0.1)      $(14.2)    $134.4
Exclude realized investment
 (gains) losses                 (3.2)        (0.1)         (0.4)      0.6          --        (3.1)
---------------------------------------------------------------------------------------------------
PRETAX OPERATING INCOME
 (LOSS)                        $84.9       $ 36.1         $24.0     $ 0.5       $(14.2)    $131.3
===================================================================================================

PRETAX OPERATING INCOME (LOSS) BY SEGMENT
-----------------------------------------

The following sections discuss the results of the four operating segments and Corporate for the three months ended March 31, 1999, and 1998. Within these operating segment discussions, reference is made to pretax operating income
(loss), which excludes realized investment gains (losses) and the special item previously defined. The summary financial information provided prior to each segment discussion has been adjusted to exclude the impact of the special item from the related income statement line items, consistent with the discussion of results on a pretax operating income basis.

UNUM Corporation and Subsidiaries
Form 10-Q
March 31, 1999

DISABILITY INSURANCE SEGMENT
                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
(Dollars in millions)                                       1999          1998
------------------------------------------------------------------------------
REVENUES
Premiums
  Group LTD                                               $392.7        $342.4
  Group STD                                                 82.0          63.0
  UNUM Limited                                              46.7          38.9
  Individual Products                                       41.2          29.4
  Other Disability Insurance                                40.6          33.0
------------------------------------------------------------------------------
  Total premiums (a)                                       603.2         506.7
Investment income                                          125.2         117.0
Fees and other income                                       16.6          12.9
------------------------------------------------------------------------------
   Total operating revenues                                745.0         636.6

BENEFITS AND EXPENSES
Benefits to policyholders                                  494.4         413.0
Operating expenses                                         137.3         119.2
Commissions                                                 58.6          49.2
Increase in deferred
  policy acquisition costs                                 (43.1)        (29.7)
------------------------------------------------------------------------------
  Total operating benefits and expenses                    647.2         551.7
------------------------------------------------------------------------------
PRETAX OPERATING INCOME (b)                               $ 97.8        $ 84.9
==============================================================================

SUPPLEMENTAL INFORMATION (c):

Sales (annualized new premiums)
  Group LTD                                               $ 65.2        $ 57.6
  Group STD                                               $ 27.6        $ 23.7
  UNUM Limited                                            $ 11.5        $  3.8
  Long Term Care                                          $ 11.5        $  4.7
  Lifelong Disability Protection                          $  3.7        $  2.3
Benefit ratio (% of premiums)                               82.0%         81.5%
Operating expense ratio
 (% of premiums)                                            22.8%         23.5%
==============================================================================

(a) One-time premiums, which are generated by claim block acquisitions, for the three months ended March 31, 1999, and 1998, were $21.0 million and $12.8 million, respectively, for group long term disability ("group LTD"). Management intends to pursue additional claim block acquisitions in the future.
(b) For the definition of pretax operating income see the Consolidated Overview.
(c) Information relating to sales is presented as an indicator of premium growth in the segment. Benefit ratios and operating expense ratios show the relative relationships among data to earned premiums in the segment's income statement.

The Disability Insurance segment reported increased pretax operating income for the three months ended March 31, 1999, as compared with the same period in 1998. The increase was primarily attributable to solid premium growth in group LTD and group short term disability ("group STD") and increased investment income for the segment. Higher benefit ratios in most lines of business partially offset these favorable factors.

As discussed in the section titled Forward-Looking Information, certain risks and uncertainties are inherent in UNUM's business. Components of claims experience, including but not limited to, incidence levels and claims duration, may continue for some period of time at or above the higher levels experienced in 1998. Therefore, management continues to monitor claims experience and responds to changes by periodically adjusting prices, refining underwriting guidelines, changing product features and strengthening risk management policies and procedures. In addition, management will continue to evaluate the impacts of the proposed merger with Provident on disability claims experience and the assumptions around expected disability claims duration. The $59.4 million reserve increase in fourth quarter 1998 assumed that claim durations would increase for a relatively short period of time due to the planning for and implementation of the integration of the UNUM and Provident claims operations. The reserve increase assumed, and management expects, that the increase in claims duration due to the integration activities will cease at the end of 1999. During the first quarter of 1999 the claims integration planning activities progressed as anticipated, and management expects that second quarter progress will be consistent with the assumptions made in connection with the reserve increase. If these integration activities take longer than expected to implement or if they result in unforeseen difficulties, claims durations could continue to increase and income could be adversely affected.

During 1998, market interest rates fell to historically low levels negatively affecting investment returns. Management expects the reserve discount rate for certain disability lines will continue to decline due primarily to the impact of the declining interest rate environment resulting in higher claim liabilities. Management expects to price new business and reprice existing business, at contract renewal dates, in an attempt to mitigate the effect on new claim liabilities from declining interest rates. However, given the competitive market conditions for UNUM's disability products, it is uncertain whether pricing actions can mitigate the entire effect of interest rate declines. In addition, as previously disclosed in Note 8 "Proposed Merger with Provident and Pro Forma Combined Condensed Financial Statements," management expects to lower the discount rate used to calculate certain disability claim reserves, to conform with Provident's process and assumptions, which are considered more appropriate in the context of the combined entity resulting from the proposed merger with Provident.

Pretax operating income for group LTD increased for the three months ended March 31, 1999, as compared with the same period in 1998, primarily resulting from improved premium growth driven by strong sales, and increased investment income. Partially offsetting the increase was a higher benefit ratio as compared with first quarter 1998, largely due to increased levels of claims incidence and a longer duration of claims. If the impact of merger related claim operations integration activities on claim durations had not been anticipated at December 31, 1998, first quarter 1999 pretax operating earnings would have been negatively impacted by approximately $14 million. Actual claim resolutions in first quarter 1999 were generally as expected when the fourth quarter 1998 disability claims reserve increase was determined.

For the three months ended March 31, 1999, group STD's pretax operating income increased as compared with the same period in 1998. The increase was primarily attributable to significant premium growth of 30.2% and a favorable operating expense ratio. Premium growth resulted largely from the impact of strong sales results, which reflect management's continuing efforts to cross-sell group STD products with other group products sold by UNUM. An unfavorable change in the benefit ratio, primarily from larger size cases, higher claims incidence levels and slightly longer duration of claims, partially offset the increase.

UNUM Limited experienced increased pretax operating income for the three months ended March 31, 1999, as compared with first quarter 1998. A favorable benefit ratio, largely resulting from higher claim recoveries, was the primary driver of the increase in pretax operating income.

UNUM Corporation and Subsidiaries
Form 10-Q
March 31, 1999

SPECIAL RISK INSURANCE SEGMENT
                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
(Dollars in millions)                                       1999          1998
------------------------------------------------------------------------------
REVENUES
Premiums
  Group life                                              $189.6        $154.4
  Other special risk products                              150.9         118.8
------------------------------------------------------------------------------
   Total premiums                                          340.5         273.2
Investment income                                           21.3          19.0
Fees and other income                                       20.1          15.9
------------------------------------------------------------------------------
   Total operating revenues                                381.9         308.1

BENEFITS AND EXPENSES
Benefits to policyholders                                  239.5         191.9
Operating expenses                                          74.3          59.5
Commissions                                                 74.9          61.3
Increase in deferred
  policy acquisition costs                                 (46.3)        (40.7)
------------------------------------------------------------------------------
  Total operating benefits and expenses                    342.4         272.0
------------------------------------------------------------------------------
PRETAX OPERATING INCOME (a)                               $ 39.5        $ 36.1
==============================================================================

SUPPLEMENTAL INFORMATION (b):

Group life sales
 (annualized new premiums)                                $ 43.9        $ 31.3
Benefit ratio (% of premiums)                               70.3%         70.2%
Operating expense ratio
 (% of premiums)                                            21.8%         21.8%
==============================================================================

(a) For the definition of pretax operating income see the Consolidated Overview.
(b) Information relating to sales is presented as an indicator of premium growth in the segment. Benefit ratios and operating expense ratios show the relative relationships among data to earned premiums in the segment's income statement.

The Special Risk Insurance segment reported increased pretax operating income for the quarter ended March 31, 1999, as compared with the same period in 1998. The increase was primarily due to premium growth driven by strong sales in the group life product lines and increased investment income for the segment. The increase was partially offset by unfavorable results in the reinsurance businesses. Due to the nature of the risks underwritten and the relative size of the blocks of businesses, several of the products in the Special Risk Insurance segment can exhibit claims variability.

During first quarter 1999, UNUM conducted a comprehensive strategic review of its reinsurance businesses to determine the appropriateness of their fit within the context of the UNUMProvident merged entity. These businesses include the reinsurance management operations and the risk assumption (reinsurance pool participation, direct reinsurance and Lloyd's of London syndicate participation). In April 1999, UNUM completed the comprehensive strategic review of its reinsurance businesses. UNUM concluded that these businesses are not solidly aligned with UNUM's strength in the disability insurance market and decided to exit these businesses. The exit from these businesses may be accomplished through a combination of a sale, reinsurance and placing certain components of the business in run-off.

UNUM Corporation and Subsidiaries
Form 10-Q
March 31, 1999

COLONIAL PRODUCTS SEGMENT
                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
(Dollars in millions)                                       1999          1998
------------------------------------------------------------------------------
REVENUES
Premiums                                                 $ 140.7       $ 137.5
Investment income                                           17.3          15.3
Fees and other income                                        0.2           1.6
------------------------------------------------------------------------------
   Total operating revenues                                158.2         154.4

BENEFITS AND EXPENSES
Benefits to policyholders                                   68.9          68.7
Interest credited                                            4.3           3.6
Operating expenses                                          36.5          35.4
Commissions                                                 28.5          32.2
Increase in deferred
  policy acquisition costs                                  (6.2)         (9.5)
------------------------------------------------------------------------------
  Total operating benefits and expenses                    132.0         130.4
------------------------------------------------------------------------------
PRETAX OPERATING INCOME (a)                              $  26.2       $  24.0
==============================================================================

SUPPLEMENTAL INFORMATION (b):

Sales (annualized
 first month's premiums)                                 $  48.1       $  41.2
Benefit ratio (% of premiums)                               49.0%         50.0%
Operating expense ratio
 (% of premiums)                                            25.9%         25.7%
==============================================================================

(a) For the definition of pretax operating income see the Consolidated Overview.
(b) Information relating to sales is presented as an indicator of premium growth in the segment. Benefit ratios and operating expense ratios show the relative relationships among data to earned premiums in the segment's income statement.

Pretax operating income increased in the Colonial Products segment in first quarter 1999, as compared with first quarter 1998. The increase was due primarily to lower benefit ratios in certain product lines and an increase in investment income for the segment, partially offset by slightly higher operating expense ratios across most product lines and an increase in interest credited. In the first quarter 1999, sales increased in comparison with the same period in 1998, however, these sales are not necessarily indicative of the levels that may be attained in the future. Therefore, management continues its efforts to increase sales and premium through the realignment of the sales organization and the enhancement of collaborative sales across UNUM.

UNUM Corporation and Subsidiaries
Form 10-Q
March 31, 1999

RETIREMENT PRODUCTS SEGMENT

The Retirement Products segment includes products no longer actively marketed by UNUM. For the three months ended March 31, 1999, pretax operating income for the Retirement Products segment decreased slightly as compared with the same period in 1998. UNUM expects these blocks of business to continue to decline in size over several years and experience earnings volatility, reflecting their run-off nature.

CORPORATE

For the three months ended March 31, 1999, as compared with the same period in 1998, the increased pretax operating loss was due primarily to increased interest expense due to a higher average debt balance, partially offset by lower operating expenses.

LITIGATION

Refer to Note 3 "Litigation" for information.

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

At March 31, 1999, UNUM had short-term and long-term debt totaling $362.6 million and $598.5 million, respectively. At March 31, 1999, approximately $334 million was available for additional financing under the existing revolving credit facility and $200 million of investment grade debt instruments was available for issuance under the shelf registration. Contingent upon market conditions and corporate needs, management may refinance short-term notes payable for longer term securities.

In the normal course of business, UNUM enters into letters of credit, primarily to satisfy capital requirements related to certain subsidiary transactions. UNUM had outstanding letters of credit of $160.6 million at March 31, 1999.

Effective November 23, 1998, UNUM's Board of Directors rescinded the company's stock repurchase program as a result of the pending merger agreement with Provident Companies Inc. As a result, no shares of UNUM common stock were repurchased during the first three months of 1999. During the first quarter of 1998, UNUM acquired approximately 0.7 million shares of its common stock in the open market at an aggregate cost of $36.7 million.

On December 4, 1997, UNUM borrowed [British pound] 100 million ($168.3 million) through a private placement with an investor in the United Kingdom. Under the terms of the agreement, the investor exercised its right to redeem the private placement on April 13, 1999, at par value. UNUM issued commercial paper to meet its immediate needs and is currently evaluating various financing alternatives to replace this financing.

YEAR 2000 DATE CONVERSION

The following discussion regarding the Year 2000 Date Conversion contains forward-looking statements, and should be read in conjunction with the Forward-Looking Information disclosure made at the beginning of the Management's Discussion and Analysis.

As of March 31, 1999, UNUM has completed the assessment phase and essentially completed the code remediation phase for all its critical and non-critical systems with approximately 95% completing the testing phase. Deployment is underway for most critical and non-critical systems as of March 31, 1999. As previously discussed in UNUM's 1998 Form 10-K, management has substantially completed all phases for its critical and non-critical systems, and as of March 31, 1999, continues to expect completion of all phases by the end of 1999.

UNUM estimates that total internal (opportunity costs) and external (out-of-pocket) costs for addressing the year 2000 conversion will range from $70 million to $80 million, which are expensed as incurred. As of March 31, 1999, UNUM has incurred approximately $62 million in connection with its year 2000 program. The costs of the project and the date on which UNUM plans to complete year 2000 modifications are based on management's best estimates, derived using numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

UNUM Corporation and Subsidiaries
Form 10-Q
March 31, 1999

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                                                                          Page
(a) Exhibit Index

   12. Statement re:  Computation of ratio of earnings to fixed charges.    26

   15. Letter re:  Unaudited interim financial information.                 27

   27. Financial Data Schedules

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the quarter ended March 31, 1999.

UNUM Corporation and Subsidiaries
Form 10-Q
March 31, 1999

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 17, 1999              /s/ ROBERT E. BROATCH
     --------------------      -----------------------------

                               Robert E. Broatch
                               Senior Vice President and
                               Chief Financial Officer


Date May 17, 1999              /s/ JOHN M. LANG, JR
     --------------------      -----------------------------

                               John M. Lang, Jr.
                               Vice President and
                               Corporate Controller