Form 10-K/A
period 1998-12-31
UNUM CORP
filed 1999-06-02
CIK 795581

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            -----------------------


                                  FORM 10-K/A


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

                      Delaware
                                                             01-0405657
         (State or other jurisdiction of        (I.R.S. Employer Identification No.)
         incorporation or organization)
                                                                04122
   2211 Congress Street, Portland, Maine                      (Zip Code)
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (207) 770-2211

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                              Name of each exchange on which registered
-------------------                              ------------------------------------------
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


     Exhibit Index appears on page 83.


================================================================================

                                Amendment No. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1998:

Additional disclosures in the Disability Insurance segment section to discuss the claim operations integration activities and additional financial information in the chart preceding each segment discussion have been provided in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Also, additional disclosures relating to the following "Notes to Consolidated Financial Statements" in Item 8 "Financial Statements and Supplementary Data" have been provided:

o special item designation in Note 1 "Summary of Significant Accounting
  Policies,"

o the claim operations integration activities and the description of the discount rate used to calculate reserves in Note 4 "Reserves" and

o the proposed merger with Provident Companies Inc. in Note 17 "Proposed Merger with Provident and Pro Forma Combined Condensed Financial Statements (Unaudited)."

In addition, the registrant hereby amends Item 12 "Security Ownership of Certain Beneficial Owners and Management," to include a holder of more than five percent of UNUM Corporation common stock as of December 31, 1998, that was inadvertently excluded.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date     June 1, 1999                             /s/ ROBERT E. BROATCH
------------------------------------------------------------------------------
                                                  Robert E. Broatch
                                                  Senior Vice President and
                                                  Chief Financial Officer

                               TABLE OF CONTENTS

                                    PART I


Item                                                                                               Page
----                                                                                               ----
1.     Business .................................................................................    1
       A. Description of Business ...............................................................    1
       B. Disability Insurance Segment ..........................................................    2
       C. Special Risk Insurance Segment ........................................................    4
       D. Colonial Products Segment .............................................................    5
       E. Retirement Products Segment ...........................................................    5
       F. Investments ...........................................................................    5
       G. Risk Management and Reinsurance .......................................................    5
       H. Reserves ..............................................................................    6
       I. Employees .............................................................................    6
       J. Competition ...........................................................................    6
       K. Regulation ............................................................................    6
       L. Participation Fund Account ............................................................    7
2.     Properties ...............................................................................    7
3.     Legal Proceedings ........................................................................    7
4.     Submission of Matters to a Vote of Security Holders ......................................    7

                                                 PART II
5.     Market for the Registrant's Common Equity and Related Stockholder Matters ................    8
6.     Selected Financial Data ..................................................................    9
7.     Management's Discussion and Analysis of Financial Condition and Results of Operations ....   10
7A.    Quantitative and Qualitative Information about Market Risk ...............................   27
8.     Financial Statements and Supplementary Data ..............................................   28
9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .....   65

                                                 PART III
10.    Directors and Executive Officers of the Registrant .......................................   65
       A. Directors of the Registrant ...........................................................   65
       B. Executive Officers of the Registrant ..................................................   66
11.    Executive and Director Compensation ......................................................   67
12.    Security Ownership of Certain Beneficial Owners and Management ...........................   72
13.    Certain Relationships and Related Transactions ...........................................   73

                                                 PART IV
14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K ..........................   74
       Signatures ...............................................................................   75
       Index to Exhibits ........................................................................   83

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

------------------------------------------------------------------------------------------------------------------------------
   Product                 Description                          Customer Focus                      Other Information
------------------------------------------------------------------------------------------------------------------------------
                                                 UNUM America and First UNUM
------------------------------------------------------------------------------------------------------------------------------
 Group LTD   Coverage for loss of earned            Employer groups consisting of         Group LTD is UNUM's principal
             income due to injury or sickness,      executive, administrative,            product. Since 1976, UNUM
             effective after a waiting period, to   management personnel;                 America and First UNUM
             specified maximums as a                professionals such as educators,      combined have been the leading
             percentage of income and length        consultants, health care providers,   provider of group LTD, based on
             of time.                               accountants and engineers.            inforce cases and premium,
                                                                                          according to Employee Benefit
                                                                                          Plan Review.

                                                                                          Sold primarily on a basis
                                                                                          permitting periodic repricing to
                                                                                          address the underlying claims
                                                                                          experience and the interest rate
                                                                                          environment.
------------------------------------------------------------------------------------------------------------------------------
 Group STD   Coverage for loss of earned            Employer groups consisting of         UNUM America and First UNUM
             income due to injury or sickness,      executive, administrative,            combined are the leading provider
             effective immediately for              management personnel;                 of group STD based on premium
             accidents, and after one week for      professionals such as educators,      and inforce lives according to
             sickness, for up to 26 weeks, to       consultants, health care providers,   Employee Benefit Plan Review
             specified maximums as a                accountants and engineers.            for 1997.
             percentage of income.
                                                                                          Sold primarily on a basis
                                                                                          permitting periodic repricing to
                                                                                          address the underlying claims
                                                                                          experience and the interest rate
                                                                                          environment.
------------------------------------------------------------------------------------------------------------------------------
 LTC         Pays a benefit upon the loss of        Group LTC is offered to employer      Marketed on a guaranteed
             two or more Activities of Daily        groups of 15 or more participants.    renewable basis. All policies cover
             Living (e.g. bathing, dressing,        Groups can offer coverage to          costs related to licensed nursing
             feeding) and the insured's             retirees and employees, and their     home care; optional coverage is
             requirement of standby assistance      spouses, parents and grandparents.    available for professional and/or
             or cognitive impairment; pays on                                             informal home care and inflation
             an indemnity basis, regardless of      Individual LTC is offered on a        protection.
             expenses incurred, up to a lifetime    single customer basis and to
             maximum.                               smaller employer groups.
------------------------------------------------------------------------------------------------------------------------------

                                               UNUM Corporation and Subsidiaries

------------------------------------------------------------------------------------------------------------------------------
      Product                   Description                        Customer Focus                     Other Information
------------------------------------------------------------------------------------------------------------------------------
                                                  UNUM America and First UNUM
------------------------------------------------------------------------------------------------------------------------------
 Lifelong          Coverage for loss of earned          Professionals, corporate            UNUM America and First UNUM
 Disability        income due to injury or sickness.    executives, business owners, and    combined are a major provider of
 Protection                                             administrative support personnel.   individual disability income
 ("LDP")                                                                                    policies measured by inforce
                                                                                            premium for the United States and
                                                                                            Canada, according to the Life
                                                                                            Insurance Marketing Research
                                                                                            Association's 1997 Individual
                                                                                            Health Issues and Inforce Survey.
                                                                                            Issued on a guaranteed renewable
                                                                                            basis, with the right to reprice
                                                                                            inforce policies subject to
                                                                                            regulatory approval.
                                                                                            Provides benefits and transitional
                                                                                            support for moderate disabilities,
                                                                                            with richer benefits for severe
                                                                                            disabilities. Common options
                                                                                            include additional coverage for
                                                                                            catastrophic injury or illness and
                                                                                            an option to convert to an LTC
                                                                                            policy at retirement age.
------------------------------------------------------------------------------------------------------------------------------
 Association       Coverage for loss of earned          Members of professional             UNUM America is a leading
 disability        income due to injury or sickness.    associations.                       provider of disability insurance in
                                                                                            the association marketplace.
                                                                                            UNUM introduced new
                                                                                            conditionally renewable products
                                                                                            in 1997.
------------------------------------------------------------------------------------------------------------------------------
 LTD reinsurance   Reinsurance of other insurance       Insurance companies participating   Managed by Duncanson & Holt
                   companies' LTD insurance risks.      in reinsurance facilities.          Services, Inc., a leading manager
                                                                                            of group LTD reinsurance in the
                                                                                            United States and a wholly-owned
                                                                                            subsidiary of D&H.
------------------------------------------------------------------------------------------------------------------------------
 Non-cancellable   No longer actively marketed by UNUM America or First UNUM in the         Refer to Item 8 Note 6
 ID products       United States.                                                           "Reinsurance" for a detailed
                                                                                            discussion of reinsurance coverage
                                                                                            of the active life reserves of
                                                                                            UNUM America's existing United
                                                                                            States non-cancellable ID block of
                                                                                            business by Centre Life
                                                                                            Reinsurance Limited.
------------------------------------------------------------------------------------------------------------------------------
                                                           UNUM Limited
------------------------------------------------------------------------------------------------------------------------------
 Group LTD         Similar to United States product.                                        The leading provider of group
                                                                                            LTD insurance in the United
                                                                                            Kingdom, based on premium
                                                        Executive, administrative and       revenue, per ERC Frankona
                                                        management personnel and other      Reassurance Ltd's annual group
                                                        professionals.                      risk survey for 1997.
-----------------------------------------------------                                    -------------------------------------
 Individual        Similar to United States product,                                        Marketed through a network of
 disability        subject to local welfare                                                 independent financial advisors and
                   regulations.                                                             selected United Kingdom
                                                                                            insurance companies.
------------------------------------------------------------------------------------------------------------------------------
                                                            UNUM Japan
------------------------------------------------------------------------------------------------------------------------------
 Group and         Similar to United States products.   Executive, administrative and       Marketed through contracted
 individual LTD                                         management personnel and other      independent agents and brokers.
                                                        professionals.
------------------------------------------------------------------------------------------------------------------------------
 Credit LTD        Protection for mortgage/home         Salaried workers.                   Marketed through banks and
                   lease payments in the event of                                           credit unions.
                   disability.
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
     Product                   Description                         Customer Focus                    Other Information
------------------------------------------------------------------------------------------------------------------------------
LTD reinsurance   Assumption of certain insurance      Insurance companies participating   Primarily quota share coinsurance
                  risk through long term disability    in reinsurance facilities.          with the direct insurer subject to
                  reinsurance operations for policies                                      compliance with UNUM Japan's
                  in Japan and Hong Kong.                                                  risk management standards for
                                                                                           pricing, underwriting and claims
                                                                                           management.
------------------------------------------------------------------------------------------------------------------------------

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

---------------------------------------------------------------------------------------------------------------------------------
     Product                   Description                         Customer Focus                    Other Information
---------------------------------------------------------------------------------------------------------------------------------
                                        UNUM America and First UNUM
---------------------------------------------------------------------------------------------------------------------------------
 Group life           Term life insurance; universal      Broad range of employees.           UNUM America and First UNUM
 products             life insurance; accidental                                              combined were the fourth largest
                      death and dismemberment riders.                                         writer of group life insurance in
                                                                                              the United States for 1997 based
                                                                                              on number of inforce contracts
                                                                                              per Employee Benefit Plan
                                                                                              Review. Marketed through
                                                                                              independent brokers and specialty
                                                                                              agents; also offered through the
                                                                                              association group channel.
---------------------------------------------------------------------------------------------------------------------------------
 Group special risk   Travel and voluntary accident       To employees on an employer or      Marketed through a network of
                      insurance.                          employee-paid basis.                independent brokers and specialty
                                                                                              agents.
---------------------------------------------------------------------------------------------------------------------------------
                                                Duncanson & Holt
---------------------------------------------------------------------------------------------------------------------------------
 Reinsurance          Provides reinsurance facility       Insurance companies participating   Special risk reinsurance operations
 business             management services which may       in reinsurance facilities.          include UNUM America's
                      include marketing, underwriting,                                        participation in reinsurance
                      administration, claims payment                                          facilities managed by D&H and
                      and actuarial services.                                                 direct reinsurance arrangements
                                                                                              primarily for accident and health,
                                                                                              long term care and other special
                                                                                              risk business. As a member
                                                                                              company in special risk
                                                                                              reinsurance facilities managed by
                                                                                              D&H, UNUM America assumes a
                                                                                              share of the insurance risk of
                                                                                              those facilities.

                                                                                              A leading accident and health
                                                                                              reinsurance underwriting manager
                                                                                              which has offices throughout the
                                                                                              United States and in London,
                                                                                              Toronto, Bermuda and Singapore.
---------------------------------------------------------------------------------------------------------------------------------

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

---------------------------------------------------------------------------------------------------------------------------
       Product                   Description                     Customer Focus                  Other Information
---------------------------------------------------------------------------------------------------------------------------
 Accident and        Benefit payments for disability                                    Colonial products are marketed
 sickness policies   income, death, dismemberment or                                    primarily through a 3,500 member
                     major injury. Designed to                                          career sales force and 7,700
                     supplement Social Security,                                        brokers, and through collaborative
                     workers' compensation and other                                    sales with UNUM America. All
                     insurance plans.                                                   products are purchased solely with
                                                                                        employee funds.
                                                        Employees at their worksites.   Policies are issued on a
                                                                                        guaranteed renewable basis. This
                                                                                        right to change premiums is, or
                                                                                        may be, subject to various state
                                                                                        insurance department rules,
                                                                                        regulations and approvals.
------------------------------------------------------
 Life insurance      Universal life; whole life.
------------------------------------------------------
 Cancer policies     Designed to provide payments for
                     hospitalization and scheduled
                     medical benefits.
---------------------------------------------------------------------------------------------------------------------------

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

     The market price (as quoted by the New York Stock Exchange) and cash dividends paid, per share of UNUM's common stock, by calendar quarter for the past two years were as follows:

                                               1998                                                1997
                        --------------------------------------------------- ---------------------------------------------------
                             4Q           3Q           2Q           1Q           4Q           3Q           2Q           1Q
                        ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
High ..................  $60.063      $59.375      $59.625      $55.563      $54.438      $48.250      $46.500      $39.813
Low ...................  $42.000      $44.000      $51.500      $48.000      $45.125      $40.688      $33.625      $35.313
Close .................  $58.375      $49.688      $55.500      $55.188      $54.375      $45.625      $42.250      $36.500
Dividend Paid .........  $0.1475      $0.1475      $0.1475      $0.1425      $0.1425      $0.1425      $0.1425      $0.1375

                                               UNUM Corporation and Subsidiaries

Item 6. SELECTED FINANCIAL DATA

     The following should be read in conjunction with UNUM's Consolidated Financial Statements and related notes reported in Item 8.

                       UNUM Corporation and Subsidiaries

                     SELECTED CONSOLIDATED FINANCIAL DATA

                                                          Year Ended December 31,
                                                      -------------------------------
                                                            1998            1997
(Dollars in millions, except per common share data)   --------------- ---------------
Income Statement Data
Revenues:
Premiums and fees and other income: (b)
 Disability Insurance Segment .......................  $  2,167.5      $  1,882.6
 Special Risk Insurance Segment .....................     1,208.4           947.2
 Colonial Products Segment ..........................       556.5           530.8
 Retirement Products Segment ........................        26.6           130.3
 Corporate ..........................................          --             0.1
                                                       ------------    ----------
Total premiums and fees and other income ............     3,959.0         3,491.0
                                                       ------------    ----------
Net investment income: (a)
 Disability Insurance Segment .......................       491.4           468.0
 Special Risk Insurance Segment .....................        80.6            71.5
 Colonial Products Segment ..........................        67.7            57.6
 Retirement Products Segment ........................        38.6            54.4
 Corporate ..........................................         4.1             5.9
                                                       ------------    ----------
Total net investment income .........................       682.4           657.4
                                                       ------------    ----------
Total revenues ......................................     4,641.4         4,148.4
                                                       ------------    ----------
Benefits and expenses: (b)
 Disability Insurance Segment .......................     2,352.4         2,037.9
 Special Risk Insurance Segment .....................     1,127.7           917.4
 Colonial Products Segment ..........................       517.2           489.6
 Retirement Products Segment ........................        64.6           108.5
 Corporate ..........................................        62.1            58.6
                                                       ------------    ----------
Total benefits and expenses .........................     4,124.0         3,612.0
                                                       ------------    ----------
Income (loss) before income taxes: (b)
 Disability Insurance Segment .......................       306.5           312.7
 Special Risk Insurance Segment .....................       161.3           101.3
 Colonial Products Segment ..........................       107.0            98.8
 Retirement Products Segment ........................         0.6            76.2
 Corporate ..........................................       (58.0)          (52.6)
                                                       ------------    ----------
Total income before income taxes ....................       517.4           536.4
                                                       ------------    ----------
Income taxes ........................................       154.0           166.1
                                                       ------------    ----------
Net income ..........................................  $    363.4      $    370.3
                                                       ============    ==========
Per common share:
 Net income--basic ..................................  $     2.63      $     2.65
 Net income--diluted ................................  $     2.57      $     2.59
 Dividends paid .....................................  $   0.5850      $   0.5650
                                                      =============   ===========
Balance Sheet Data
Assets ..............................................  $ 15,182.9      $ 13,440.1
Long-term debt ......................................  $    598.3      $    509.2
Stockholders' equity ................................  $  2,737.7      $  2,434.8
Shares outstanding ..................................       138.7           138.3
Weighted-average shares outstanding during the year:
 Basic ..............................................       138.3           139.9
 Diluted ............................................       141.4           142.9

                                                                  Year Ended December 31,
                                                      -----------------------------------------------
                                                            1996            1995            1994
(Dollars in millions, except per common share data)   --------------- --------------- ---------------
Income Statement Data
Revenues:
Premiums and fees and other income: (b)
 Disability Insurance Segment .......................  $  1,917.7      $  1,879.9      $  1,716.2
 Special Risk Insurance Segment .....................       783.3           702.3           607.1
 Colonial Products Segment ..........................       498.2           475.1           441.3
 Retirement Products Segment ........................        65.8            34.1            31.4
 Corporate ..........................................          --             0.1             0.8
                                                       ------------    ----------      ----------
Total premiums and fees and other income ............     3,265.0         3,091.5         2,796.8
                                                       ------------    ----------      ----------
Net investment income: (a)
 Disability Insurance Segment .......................       468.5           592.9           400.3
 Special Risk Insurance Segment .....................        57.6            48.4            40.7
 Colonial Products Segment ..........................        47.3            52.2            32.6
 Retirement Products Segment ........................       217.2           323.7           338.0
 Corporate ..........................................        16.1            14.2             4.2
                                                       ------------    ----------      ----------
Total net investment income .........................       806.7         1,031.4           815.8
                                                       ------------    ----------      ----------
Total revenues ......................................     4,071.7         4,122.9         3,612.6
                                                       ------------    ----------      ----------
Benefits and expenses: (b)
 Disability Insurance Segment .......................     2,170.9         2,255.8         2,060.3
 Special Risk Insurance Segment .....................       761.7           690.4           581.9
 Colonial Products Segment ..........................       453.1           439.6           411.2
 Retirement Products Segment ........................       281.6           312.3           327.4
 Corporate ..........................................        62.8            42.9            33.2
                                                       ------------    ----------      ----------
Total benefits and expenses .........................     3,730.1         3,741.0         3,414.0
                                                       ------------    ----------      ----------
Income (loss) before income taxes: (b)
 Disability Insurance Segment .......................       215.3           217.0            56.2
 Special Risk Insurance Segment .....................        79.2            60.3            65.9
 Colonial Products Segment ..........................        92.4            87.7            62.7
 Retirement Products Segment ........................         1.4            45.5            42.0
 Corporate ..........................................       (46.7)          (28.6)          (28.2)
                                                       ------------    ------------    ------------
Total income before income taxes ....................       341.6           381.9           198.6
                                                       ------------    ------------    ------------
Income taxes ........................................       103.6           100.8            43.9
                                                       ------------    ------------    ------------
Net income ..........................................  $    238.0      $    281.1      $    154.7
                                                       ============    ============    ============
Per common share:
 Net income--basic ..................................  $     1.63      $     1.93      $     1.04
 Net income--diluted ................................  $     1.61      $     1.92      $     1.04
 Dividends paid .....................................  $   0.5450      $   0.5175      $   0.4600
                                                      =============   =============   =============
Balance Sheet Data
Assets ..............................................  $ 15,580.4      $ 14,787.8      $ 13,127.2
Long-term debt ......................................  $    409.2      $    457.3      $    182.1
Stockholders' equity ................................  $  2,263.1      $  2,302.9      $  1,915.4
Shares outstanding ..................................       143.6           146.0           144.8
Weighted-average shares outstanding during the year:
 Basic ..............................................       145.9           145.4           148.3
 Diluted ............................................       148.0           146.6           149.5

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

                                               UNUM Corporation and Subsidiaries

CONSOLIDATED OVERVIEW

(Dollars and shares in millions,
except per common share data)                            1998         % Change         1997         % Change         1996
-------------------------------------------------   -------------   -----------   -------------   -----------   -------------
Income Data
Revenues
 Premiums .......................................    $ 3,841.7          17.7%      $ 3,263.7           3.6%      $ 3,151.5
 Investment income ..............................        661.4          nm             661.0         (17.7)          803.3
 Net realized investment gains (losses) .........         21.0          nm              (3.6)         nm               3.4
 Fees and other income ..........................        117.3         (48.4)          227.3          nm             113.5
                                                     ---------         -----       ----------        -----       ---------
  Total revenues ................................      4,641.4          11.9         4,148.4           1.9         4,071.7
Benefits and expenses ...........................      4,124.0          14.2         3,612.0          (3.2)        3,730.1
                                                     ---------         -----       ----------        -----       ---------
Income before income taxes ......................        517.4          (3.5)          536.4          57.0           341.6
Income taxes ....................................        154.0          (7.3)          166.1          60.3           103.6
                                                     ---------         -----       ----------        -----       ---------
  Net income ....................................    $   363.4          (1.9)%     $   370.3          55.6%      $   238.0
                                                     =========         =====       ==========        =====       =========
Net income per common share:
 Diluted ........................................    $     2.57         (0.8)%     $    2.59          60.9%      $     1.61
 Basic ..........................................    $     2.63         (0.8)%     $    2.65          62.6%      $     1.63
                                                     ==========        =====       ==========        =====       ==========
Summary of income (loss) before
 income taxes
 Disability Insurance Segment ...................    $   306.5          (2.0)%     $   312.7          45.2%      $   215.3
 Special Risk Insurance Segment .................        161.3          59.2           101.3          27.9            79.2
 Colonial Products Segment ......................        107.0           8.3            98.8           6.9            92.4
 Retirement Products Segment ....................          0.6         (99.2)           76.2          nm               1.4
 Corporate ......................................        (58.0)         10.3           (52.6)         12.6           (46.7)
                                                     ----------        -----       ----------        -----       ----------
  Total income before income taxes ..............    $   517.4          (3.5)%     $   536.4          57.0%      $   341.6
                                                     ==========        =====       ==========        =====       ==========

--------
nm = not meaningful or in excess of 100%

(Dollars and shares in millions)                              1998             1997             1996
------------------------------------------------------   --------------   --------------   --------------
Balance Sheet Data
Assets ...............................................    $15,182.9        $13,440.1        $15,580.4
Notes Payable ........................................    $   881.8        $   635.8        $   526.9
Stockholders' equity .................................    $ 2,737.7        $ 2,434.8        $ 2,263.1
Shares outstanding ...................................        138.7            138.3            143.6
Weighted-average shares outstanding--diluted .........        141.4            142.9            148.0
Weighted-average shares outstanding--basic ...........        138.3            139.9            145.9

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

                                               UNUM Corporation and Subsidiaries

     A comparison of net income is impacted by the inclusion of realized investment gains (losses), and special items, that occurred in 1998, 1997 and 1996. Operating income in 1998, 1997 and 1996, which is presented on an after tax basis and excludes realized investment gains (losses) and the special items discussed below, was as follows:

(Dollars in millions,
except per common share amounts)         1998       % Change        1997       % Change        1996
----------------------------------   -----------   ----------   -----------   ----------   -----------
Operating income .................    $388.2          13.6%       $341.7          13.3%       $301.7
Operating income per common share:
 Diluted .........................    $ 2.75          15.1%       $ 2.39          17.2%       $ 2.04
 Basic ...........................    $ 2.81          15.2%       $ 2.44          17.9%       $ 2.07


     This management's discussion and analysis focuses on results on a pretax operating income basis, which is defined as income (loss) before income taxes exclusive of realized investment gains (losses) and special items. Realized investment gains (losses) are excluded from this discussion as management believes the volatility in gains and losses associated with the selling of invested assets in the financial markets is not representative of ongoing operations. Special items are excluded from this discussion as management considers them as being not representative of our ongoing operations and believes a discussion of the results on a pretax operating income basis provides a better understanding of the results of ongoing operations. While management believes that pretax operating income provides relevant and useful information, it does not replace income before income taxes and net income calculated in accordance with generally accepted accounting principles as a measure of UNUM's profitability. Therefore, this discussion should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Consolidated Financial Data included elsewhere in the Form 10-K (as amended). The following table summarizes pretax operating income (loss) for the four business segments and Corporate for the years ended December 31, 1998, 1997 and 1996, and is followed by a discussion of the special items for those periods and a reconciliation of income (loss) before income taxes to pretax operating income (loss).


(Dollars in millions)                           1998       % Change        1997       % Change        1996
-----------------------------------------   -----------   ----------   -----------   ----------   -----------
Summary of pretax operating income (loss)
 Disability Insurance Segment ...........    $348.3          10.3%       $315.8         13.4%       $278.4
 Special Risk Insurance Segment .........     159.4          27.7         124.8         38.4          90.2
 Colonial Products Segment ..............     105.1           6.4          98.8          6.6          92.7
 Retirement Products Segment ............       1.0         (78.7)          4.7        (65.4)         13.6
 Corporate ..............................     (58.0)         12.0         (51.8)        38.1         (37.5)
                                             ------         -----        ------        -----        ------
  Total pretax operating income .........    $555.8          12.9%       $492.3         12.6%       $437.4
                                             ======         =====        ======        =====        ======

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

Special Item in 1998

      Disability Claims Reserve Increase


     In connection with entering into the merger agreement with Provident in fourth quarter 1998, UNUM anticipates that as a result of integrating its claim operations with Provident, there will be a temporary increase in claim costs. UNUM expects that fewer claims will be resolved or closed during the period when the two companies are planning and implementing the integration of their claims organizations. The average length of duration for claims will increase, resulting in more benefit payments being paid for a relatively short time until the consolidation of operations is complete. During the fourth quarter of 1998, UNUM increased its unpaid claims reserve by $59.4 million related to the expected increase in disability claim duration on existing claims. For additional disclosures related to this reserve increase see Item 8 Note 4 "Reserves" and the discussion in the

Disability Insurance segment. This reserve increase was reflected as a $49.0 million increase in benefits to policyholders and a $10.4 million reduction in fee income in the Disability Insurance segment. The reduction in fee income represents increased reserves for the United States non-cancellable individual disability business that is reinsured with Centre Life Reinsurance Limited ("Centre Re"). See Item 8 Note 6 under the caption "Reinsurance" for further information on the reinsurance transaction. Management will continue to evaluate the impacts of the merger on disability claims experience and the assumptions around expected disability claims duration that were used in the determination of the claims reserve increase.


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

Reconciliation of Income (Loss) Before Income Taxes to Pretax Operating Income
(Loss)

     The following table reconciles income (loss) before income taxes to pretax operating income (loss) for the four business segments and Corporate for the years ended December 31, 1998, 1997 and 1996:

                                            Disability   Special Risk   Colonial   Retirement               Consolidated
(Dollars in millions)                        Insurance     Insurance    Products    Products    Corporate       UNUM
------------------------------------------ ------------ -------------- ---------- ------------ ----------- -------------
Year Ended December 31, 1998:
Income (loss) before income taxes ........    $306.5        $161.3       $107.0      $ 0.6        $(58.0)       $517.4
Exclude realized investment (gains)
 losses ..................................     (17.6)         (1.9)        (1.9)       0.4            --         (21.0)
                                              ------        ------       ------      -----        ------        ------
                                               288.9         159.4        105.1        1.0         (58.0)        496.4
Special item:
 Disability claims reserve increase ......      59.4            --           --         --            --          59.4
                                              ------        ------       ------      -----        ------        ------
Pretax operating income (loss) ...........    $348.3        $159.4       $105.1      $ 1.0        $(58.0)       $555.8
                                              ======        ======       ======      =====        ======        ======
Year Ended December 31, 1997:
Income (loss) before income taxes ........    $312.7        $101.3       $ 98.8      $76.2        $(52.6)       $536.4
Exclude realized investment (gains)
 losses ..................................       3.1          (1.4)          --        1.1           0.8           3.6
                                              ------        ------       ------      -----        ------        ------
                                               315.8          99.9         98.8       77.3         (51.8)        540.0
Special items:
 TSA deferred gain recognition ...........        --            --           --      (72.6)           --         (72.6)
 Reorganization costs ....................        --           6.5           --         --            --           6.5
 Reinsurance pool results ................        --          18.4           --         --            --          18.4
                                              ------        ------       ------      -----        ------        ------
Pretax operating income (loss) ...........    $315.8        $124.8       $ 98.8      $ 4.7        $(51.8)       $492.3
                                              ======        ======       ======      =====        ======        ======
Year Ended December 31, 1996:
Income (loss) before income taxes ........    $215.3        $ 79.2       $ 92.4      $ 1.4        $(46.7)       $341.6
Exclude realized investment (gains)
 losses ..................................       0.3          (0.3)         0.3       (2.8)         (0.9)         (3.4)
                                              ------        ------       ------      -----        ------        ------
                                               215.6          78.9         92.7       (1.4)        (47.6)        338.2
Special items:
 ID reinsurance fees .....................      49.7            --           --         --            --          49.7
 Write-offs and future loss reserves .....      13.1          11.3           --       15.0            --          39.4
 Merger and integration costs ............        --            --           --         --          10.1          10.1
                                              ------        ------       ------      -----        ------        ------
Pretax operating income (loss) ...........    $278.4        $ 90.2       $ 92.7      $13.6        $(37.5)       $437.4
                                              ======        ======       ======      =====        ======        ======

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

DISABILITY INSURANCE SEGMENT


(Dollars in millions)                            1998         % Change          1997         % Change         1996
-----------------------------------------   -------------   ------------   -------------   -----------   --------------
Revenues
Premiums
 Group LTD ..............................    $ 1,385.1           13.6%      $ 1,219.1          11.4%      $  1,094.6
 Group STD ..............................        274.4            33.7          205.3          29.9            158.1
 UNUM Limited ...........................        166.8            13.5          147.0          10.8            132.7
 Individual Products ....................        131.0            34.6           97.3          17.8             82.6
 Other Disability Insurance .............        168.6            14.1          147.8         (65.0)           421.9
                                             ---------          ------      ---------         -----       ----------
 Total premiums .........................      2,125.9            17.0        1,816.5          (3.9)         1,889.9
Investment income .......................        473.8             0.6          471.1           0.5            468.8
Fees and other income ...................         52.0          (21.3)           66.1          nm               27.8
                                             ---------          ------      ---------         -----       ----------
 Total operating revenues ...............      2,651.7            12.7        2,353.7          (1.4)         2,386.5
Benefits and expenses
Benefits to policyholders ...............      1,745.7            16.1        1,503.9          (0.7)         1,514.4
Operating expenses ......................        486.7             7.7          452.0          (1.8)           460.4
Commissions .............................        196.8            17.2          167.9          (8.8)           184.2
Increase in deferred policy acquisition
 costs ..................................       (125.8)           46.4          (85.9)         68.8            (50.9)
                                             ----------         ------      ----------        -----       -----------
 Total benefits and expenses ............      2,303.4            13.0        2,037.9          (3.3)         2,108.1
                                             ----------         ------      ----------        -----       -----------
Pretax operating income (a) .............        348.3            10.3          315.8          13.4            278.4
                                             ----------         ------      ----------        -----       -----------
Special items (b) .......................        (59.4)                            --                          (62.8)
Realized gains (losses) .................         17.6                           (3.1)                          (0.3)
                                             ----------                     ----------                    -----------
Income before income taxes (c) ..........    $   306.5           (2.0)%     $   312.7          45.2%      $    215.3
                                             ==========         ======      ==========        =====       ===========
Supplemental information (d):
Sales (annualized new premiums) .........
 Group LTD ..............................    $   325.2                      $   294.4                     $    218.7
 Group STD ..............................    $   130.1                      $    94.8                     $     74.0
 UNUM Limited ...........................    $    30.6                      $    20.0                     $     14.3
 Long Term Care .........................    $    43.0                      $    24.5                     $     17.4
 Lifelong Disability Protection .........    $    17.0                      $    10.6                     $      5.5
Persistency (premiums) ..................
 Group LTD ..............................         89.4%                          87.7%                          83.6%
 Group STD ..............................         89.6%                          86.7%                          84.5%
 UNUM Limited ...........................         91.2%                          91.3%                          85.6%
Benefit ratio (% of premiums) ...........         82.1%                          82.8%                          80.1%
Operating expense ratio (% of
 premiums) ..............................         22.9%                          24.9%                          24.4%


--------


nm = not meaningful or in excess of 100%

(a) For the definition of pretax operating income see page 12 of the Consolidated Overview.

(b) A discussion of special items begins on page 12 of the Consolidated Overview. For a discussion of the 1998 special item see the caption Disability Claims Reserve Increase and for a discussion of the 1996 special items see the captions Individual Disability Reinsurance Fees and Intangible Asset Write-offs and Future Loss Reserves.

(c) The Disability Insurance segment discussion of results is on a pretax operating income basis. Management believes pretax operating income is a better representation of our ongoing operations. While management

                                               UNUM Corporation and Subsidiaries


    believes pretax operating income provides relevant and useful information, it does not replace income before income taxes and net income calculated in accordance with generally accepted accounting principles as a measure of UNUM's profitability. Therefore, this discussion should be read in conjunction with UNUM's Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Consolidated Financial Data included elsewhere in the Form 10-K (as amended).

(d) Information relating to sales and persistency is presented as an indicator of premium growth in the segment. Persistency data also indicates experience in maintaining customers over time. Benefit ratios and operating expense ratios show the relative relationships among data to earned premiums in the segment's income statement.


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

                                                    Year Ended December 31,
                                              ------------------------------------
(Dollars in millions)                            1998         1997         1996
-------------------------------------------   ----------   ----------   ----------
Group LTD .................................     $23.7        $18.9        $10.0
UNUM Limited ..............................       0.3          2.6          8.4
Long Term Care ............................        --          0.5           --
Disability Reinsurance Operations .........      31.0          2.1           --
                                                -----        -----        -----
 Total ....................................     $55.0        $24.1        $18.4
                                                =====        =====        =====

     During 1998, market interest rates fell to historically low levels. Management expects the reserve discount rate for certain disability lines will likewise decline as current cash flows are invested in assets at current yields, which are below the composite yield of existing assets purchased in prior years, resulting in higher claim liabilities. Management expects to price new business and reprice existing business, at contract renewal dates, to mitigate the effect on new claim liabilities from this decline in interest rates. However, given the competitive market conditions for UNUM's disability products in the United States and the United Kingdom, it is uncertain whether pricing actions can mitigate the entire effect of interest rate declines. Additionally, in connection with the proposed merger with Provident, UNUM is evaluating its processes and assumptions used to calculate the discount rate for claim reserves for group LTD, individual disability and the disability businesses of UNUM Limited (see "Proposed Merger with Provident" for further information).

     The proposed merger of UNUM and Provident is expected to have a near term adverse impact on the productivity of UNUM's claims management function resulting in some delay in claim resolutions during 1999 and additional claim payments to policyholders. Claim personnel will be distracted from normal claim management activities as a result of planning and implementing the integration of the two companies' claims organizations. As a result of the claim operations integration activities, UNUM recorded a $59.4 million increase in the reserve for group and individual disability claims incurred as of December 31, 1998. See Item 8 Note 4 "Reserves" for a detailed discussion. In addition, management expects the claims operations integration efforts to have some benefits, primarily related to claims incurred in future periods, as well as the potential for improved customer satisfaction and lower ultimate claim costs as best practices in return to work and claims management are implemented. As benefits related to the integration become known, reserve assumptions will be revised, if appropriate. Insurance policies that are impacted by the temporary change in claim resolution rates will not perform as anticipated when priced. However, since the cause of the additional claim cost is of a temporary nature, it is not anticipated to have an effect on future policy pricing. The $59.4 million reserve increase is not considered material from a capital adequacy position.


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

                                               UNUM Corporation and Subsidiaries

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

SPECIAL RISK INSURANCE SEGMENT


(Dollars in millions)                             1998        % Change        1997        % Change        1996
-------------------------------------------   ------------   ----------   ------------   ----------   ------------
Revenues
Premiums
 Group Life ...............................    $  645.9      22.3%         $  528.1          20.1%     $  439.6
 Other Special Risk Products ..............       513.2      32.5             387.4          25.5         308.6
                                               --------      -----         --------          ----      --------
  Total premiums ..........................     1,159.1      26.6             915.5          22.4         748.2
Investment income .........................        78.7      12.3              70.1          22.3          57.3
Fees and other income .....................        49.3      13.6              43.4          23.6          35.1
                                               --------      -----         --------          ----      --------
  Total revenues ..........................     1,287.1      25.1           1,029.0          22.4         840.6
Benefits and expenses
Benefits to policyholders .................       803.3      26.1             637.2          23.2         517.1
Operating expenses ........................       226.8      17.5             193.1           3.4         186.8
Commissions ...............................       176.1      38.1             127.5          42.1          89.7
Increase in deferred policy acquisition
 costs ....................................       (78.5)     46.5             (53.6)         24.1         (43.2)
                                               ---------     -----         ---------         ----      ---------
  Total benefits and expenses .............     1,127.7      24.7             904.2          20.5         750.4
                                               ---------     -----         ---------         ----      ---------
Pretax operating income (a) ...............       159.4      27.7             124.8          38.4          90.2
                                               ---------     -----         ---------         ----      ---------
Special items (b) .........................          --                       (24.9)                      (11.3)
Realized gains ............................         1.9                         1.4                         0.3
                                               ---------                   ---------                   ---------
Income before income taxes (c) ............    $  161.3      59.2%         $  101.3          27.9%     $   79.2
                                               =========     =====         =========         ====      =========
Supplemental information (d):
Group life sales (annualized new
 premiums) ................................    $  208.7                    $  175.8                    $  150.0
Group life persistency (premiums) .........        86.4%                       86.5%                       85.6%
Benefit ratio (% of premiums) .............        69.3%                       69.6%                       69.1%
Operating expense ratio (% of
 premiums) ................................        19.6%                       21.1%                       25.0%

--------
(a) For the definition of pretax operating income see page 12 of the Consolidated Overview.

(b) A discussion of special items begins on page 12 of the Consolidated Overview. For a discussion of the 1997 special items see the captions Reorganization Costs and Reinsurance Pool Results and for a discussion of the 1996 special items see the caption Intangible Asset Write-offs and Future Loss Reserves.

(c) The Special Risk Insurance segment discussion of results is on a pretax operating income basis. Management believes pretax operating income is a better representation of our ongoing operations. While management believes pretax operating income provides relevant and useful information, it does not replace income before income taxes and net income calculated in accordance with generally accepted accounting principles as a measure of UNUM's profitability. Therefore, this discussion should be read in conjunction with UNUM's Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Consolidated Financial Data included elsewhere in the Form 10-K (as amended).

(d) Information relating to sales and persistency is presented as an indicator of premium growth in the segment. Persistency data also indicates experience in maintaining customers over time. Benefit ratios and operating expense ratios show the relative relationships among data to earned premiums in the segment's income statement.


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

                                               UNUM Corporation and Subsidiaries

COLONIAL PRODUCTS SEGMENT


(Dollars in millions)                      1998        % Change        1997        % Change        1996
------------------------------------   ------------   ----------   ------------   ----------   ------------
Revenues
Premiums ...........................        $552.7         5.2%       $525.4           6.4%       $493.7
Investment income ..................          65.8        14.2          57.6          21.0          47.6
Fees and other income ..............           3.8       (29.6)          5.4          20.0           4.5
                                            ------       -----        ------          ----        ------
  Total operating revenues .........         622.3         5.8         588.4           7.8         545.8
Benefits and expenses
Benefits to policyholders ..........         268.7         3.5         259.7           8.5         239.3
Interest credited ..................          16.6        37.2          12.1          61.3           7.5
Operating expenses .................         139.4         7.1         130.2           6.2         122.6
Commissions ........................         123.3         7.1         115.1           6.8         107.8
Increase in deferred policy acquisition
 costs .................................    $(30.8)       12.0%       $(27.5)         14.1%       $(24.1)
                                            -------       ----        -------         ----        -------
  Total benefits and expenses ..........     517.2         5.6         489.6           8.1         453.1
                                            -------       ----        -------         ----        -------
Pretax operating income (a) ............     105.1         6.4          98.8           6.6          92.7
Realized gains (losses) ................       1.9                        --                        (0.3)
                                            -------                   -------                     -------
Income before income taxes (b) .........    $107.0         8.3%       $ 98.8           6.9%       $ 92.4
                                            =======       ====        =======         ====        =======
Supplemental information (c):
Sales (annualized first month's
 premiums) .............................    $203.9                    $224.7                      $213.6
Benefit ratio (% of premiums) ..........      48.6%                     49.4%                       48.5%
Operating expense ratio (% of
 premiums) .............................      25.2%                     24.8%                       24.8%

--------
(a) For the definition of pretax operating income see page 12 of the Consolidated Overview.

(b) The Colonial Products segment discussion of results is on a pretax operating income basis. Management believes pretax operating income is a better representation of our ongoing operations. While management believes pretax operating income provides relevant and useful information, it does not replace income before income taxes and net income calculated in accordance with generally accepted accounting principles as a measure of UNUM's profitability. Therefore, this discussion should be read in conjunction with UNUM's Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Consolidated Financial Data included elsewhere in the Form 10-K (as amended).

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

RETIREMENT PRODUCTS SEGMENT


(Dollars in millions)                          1998        1997        1996
-----------------------------------------   ---------   ---------   ----------
Pretax operating income (a) .............    $  1.0      $  4.7      $  13.6
Special items (b) .......................        --        72.6        (15.0)
Realized gains (losses) .................      (0.4)       (1.1)         2.8
                                             ------      ------      -------
Income before income taxes (c) ..........    $  0.6      $ 76.2      $   1.4
                                             ======      ======      =======

--------
(a) For the definition of pretax operating income see page 12 of the Consolidated Overview.

(b) A discussion of special items begins on page 12 of the Consolidated Overview. For a discussion of the 1997 special item see the caption TSA Deferred Gain Recognition and for a discussion of 1996 special item see the caption Intangible Asset Write-offs and Future Loss Reserves.

(c) The Retirement Products segment discussion of results is on a pretax operating income basis. Management believes pretax operating income is a better representation of our ongoing operations. While management believes pretax operating income provides relevant and useful information, it does not replace income before income taxes and net income calculated in accordance with generally accepted accounting principles as a measure of UNUM's profitability. Therefore, this discussion should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Consolidated Financial Data included elsewhere in the Form 10-K (as amended).


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

CORPORATE


(Dollars in millions)                           1998          1997          1996
-----------------------------------------   -----------   -----------   -----------
Pretax operating loss (a) ...............     $ (58.0)      $ (51.8)      $ (37.5)
Special item (b) ........................          --            --         (10.1)
Realized gains (losses) .................          --          (0.8)          0.9
                                              -------       -------       -------
Loss before income taxes (c) ............     $ (58.0)      $ (52.6)      $ (46.7)
                                              =======       =======       =======

--------

(a) For the definition of pretax operating income see page 12 of the Consolidated Overview.

(b) A discussion of special items begins on page 12 of the Consolidated Overview. For a discussion of the 1996 special item see the caption Commercial Life Merger and Integration Costs.

(c) The Corporate discussion of results is on a pretax operating income basis. Management believes pretax operating income is a better representation of our ongoing operations. While management believes pretax operating income provides relevant and useful information, it does not replace income before income taxes and net income calculated in accordance with generally accepted accounting principles as a measure of UNUM's profitability. Therefore, this discussion should be read in conjunction with UNUM's Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Consolidated Financial Data included elsewhere in the Form 10-K (as amended).


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

                                               UNUM Corporation and Subsidiaries

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

                                               UNUM Corporation and Subsidiaries

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

                                               UNUM Corporation and Subsidiaries

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                           INDEX                                              Page
                                           -----                                             -----
Report of Independent Accountants ........................................................    29
Consolidated Financial Statements:
 Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996 ..    30
 Consolidated Balance Sheets as of December 31, 1998, and 1997 ...........................    31
 Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998,
1997
   and 1996 ..............................................................................    32
 Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and        33
  1996
 Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1998,
1997
   and 1996 ..............................................................................    35
Notes to Consolidated Financial Statements ...............................................    36

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Stockholders
UNUM Corporation


In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page 28 present fairly, in all material respects, the financial position of UNUM Corporation and its subsidiaries at December 31, 1998, and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a) on page 74 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of UNUM's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


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


     For group disability, individual disability, and group life and health business, the costs are amortized in proportion to expected future premiums. For universal life products, the costs are amortized in proportion to estimated gross profits from interest margins, mortality and other elements of performance under the contracts. For the Lloyd's of London ("Lloyd's") business the costs are amortized proportionately over the period the premium is earned. Amortization may be adjusted periodically to reflect differences between actual experience and original assumptions, with any resulting changes reflected in current operating results. The amounts deferred and amortized were as follows:


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


     UNUM follows the periodic method of accounting for its Lloyd's business which requires that the premiums be recognized as revenue over the policy term, and claims, including an estimate of claims incurred but not reported, are recognized as they occur.

     Premium for the Lloyd's business is based on participation in the individual syndicate underwriting years that generate premiums over a three-year period of time. UNUM has participated in the Lloyd's market for a number of years and uses its historical experience plus information obtained from its managing agents to estimate revenues, losses, expenses, and the related assets and liabilities. Additionally, an independent actuarial review of the syndicates' open reserves is performed annually and management periodically reviews its estimates as information is received from the Lloyd's syndicates. Any resulting adjustment to the estimates is reflected in the current results.

Special Item Designation

     UNUM excludes special items from its measurement of segment profit or loss. Special items are defined as items that management deems not to be representative of ongoing operations. The types of items that fall within this designation include restructuring charges, significant claim reserve increases, nonrecurring expenses and nonrecurring gains. This list is not all-inclusive as new events or circumstances may arise that management deems not to be representative of ongoing operations. UNUM consistently omits significant claim increases from its measure of segment profit or loss. Significance is not based solely on dollar thresholds, but is determined primarily upon management's analysis as to whether the reserve increase would distort the trends in the underlying business.

     Special items are based on the assumption that the item is not likely to occur each year. UNUM has not had an item recur in a subsequent year, although there have been claim reserve increases in consecutive years for different product lines. When a special item occurs, it results in a portion of the financial performance for a product line (e.g., premiums) being included in segment results, while a portion of the costs associated with that premium (e.g., claim reserve increases) is omitted from segment results.

     The chief operating decision maker excludes special items when making resource allocation decisions and in assessing performance of the segment and when making other decisions such as product pricing. Special items are consistently defined and the chief financial officer and chief executive officer have primary responsibility for making the special item determination and ensuring consistent measurement of segment profit or loss.

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

                                               UNUM Corporation and Subsidiaries

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

                                               UNUM Corporation and Subsidiaries

                                                        Amortized         Fair
(Dollars in millions)                                     Cost           Value
---------------------------------------------------   ------------   -------------
   Due in one year or less ........................    $   384.7      $    390.2
   Due after one year through five years ..........      2,623.4         2,811.4
   Due after five years through ten years .........      3,690.8         3,982.1
   Due after ten years ............................        543.5           603.0
                                                       ---------      ----------
                                                         7,242.4         7,786.7
    Mortgage-backed securities ....................        107.6           110.2
                                                       ---------      ----------
     Total ........................................    $ 7,350.0      $  7,896.9
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
                                            =======        ======         ======       =======

                                           Balance at                                 Balance
                                           beginning                                   at end
(Dollars in millions)                       of year      Additions     Deductions     of year
---------------------------------------   -----------   -----------   ------------   ---------
   Year Ended December 31, 1997
    Mortgage loans ....................     $  37.7       $  3.3         $ (7.1)      $  33.9
    Real estate held for sale .........        14.8          3.0             --          17.8
                                            -------       ------         ------       -------
     Total ............................     $  52.5       $  6.3         $ (7.1)      $  51.7
                                            =======       ======         ======       =======
   Year Ended December 31, 1996
    Mortgage loans ....................     $  39.2       $  1.0         $ (2.5)      $  37.7
    Real estate held for sale .........        19.1         (0.4)          (3.9)         14.8
                                            -------       ------         ------       -------
     Total ............................     $  58.3       $  0.6         $ (6.4)      $  52.5
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

Reserves for Unpaid Claims and Claim Expenses


     Unpaid claims and claim expense reserves represent the amount estimated to fund claims that have been reported but not settled and claims incurred but not reported. Reserves for unpaid claims are estimated based on UNUM's historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends, risk management programs and renewal actions. Many factors affect actuarial calculations of claim reserves, including but not limited to, interest rates and current and anticipated incidence rates, claim resolution rates, and economic and societal conditions. Management periodically performs a review of reserve estimates and assumptions. If management determines reserve assumptions need to be updated, any resulting adjustment to reserves is reflected in current operations. Given that insurance products contain inherent risks and uncertainties, the ultimate liability may be more or less than such estimates indicate.


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
   Individual disability ................................   5.5% to 8.95%     7.0% to 9.5%


     The discount rate that UNUM uses considers the current and expected yields on assets that back both product liabilities and the portion of surplus that is allocated to the product line, adjusted for, among other factors, expected default costs and costs of assets/liability duration differences. The discount rate may decline further depending on the interest rate environment. UNUM periodically adjusts prices on both existing and new business in an effort to mitigate the impact of the current interest rate environment. See Note 17 "Proposed Merger with Provident and Combined Condensed Pro Forma Financial Statements (Unaudited)," for a discussion of potential impacts to reserve discount rates subsequent to the proposed merger.


     For other accident and health business, reserves are based on projections of historical claims run-out patterns.

                                               UNUM Corporation and Subsidiaries

     Activity in the liability for unpaid claims and claim expenses is summarized as follows:

(Dollars in millions)                          1998            1997            1996
---------------------------------------   -------------   -------------   -------------
   Balance at January 1 ...............    $  5,944.4      $  5,334.7      $  4,871.8
   Reinsurance receivables ............        (636.6)         (381.3)         (125.6)
   Effect of unrealized gains .........        (236.9)         (170.1)         (261.2)
                                           ----------      ----------      ----------
   Net balance at January 1 ...........       5,070.9         4,783.3         4,485.0
   Incurred related to:
    Current year ......................       2,356.7         1,897.6         1,692.0
    Prior years .......................         399.6           373.1           365.4
                                           ----------      ----------      ----------
   Total incurred .....................       2,756.3         2,270.7         2,057.4
   Paid related to:
    Current year ......................         747.2           622.2           535.8
    Prior years .......................       1,481.9         1,360.9         1,223.3
                                           ----------      ----------      ----------
   Total paid .........................       2,229.1         1,983.1         1,759.1
   Net balance at December 31 .........       5,598.1         5,070.9         4,783.3
   Reinsurance receivables ............         846.0           636.6           381.3
   Effect of unrealized gains .........         397.1           236.9           170.1
                                           ----------      ----------      ----------
   Balance at December 31 .............    $  6,841.2      $  5,944.4      $  5,334.7
                                           ==========      ==========      ==========

     The components of the unpaid claims and claims expenses incurred and related to prior years were as follows:

(Dollars in millions)                                            1998          1997          1996
----------------------------------------------------------   -----------   -----------   -----------
   Interest accrued on reserves ..........................    $  309.3      $  300.5      $  292.9
   Changes in reserve estimates and assumptions ..........        90.5          89.8          35.6
   Changes in foreign exchange rates .....................        (0.2)        (17.2)         36.9
                                                              --------      --------      --------
   Incurred related to prior years .......................    $  399.6      $  373.1      $  365.4
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

Claim Operations Integration Activities

     As noted above, it is UNUM's policy to estimate the ultimate cost of settling claims in each reporting period based upon the information available to management at the time. Actual claim resolution results are monitored and compared to those anticipated in claim reserve assumptions. Claim resolution rate assumptions are based on UNUM's experience as well as company actions, which would have a material impact on claim resolutions. Company actions for which plans have been established and committed to by management are factors, which would modify past experience in establishing claims reserves. Adjustments to the reserve assumptions will be made if expectations change.

     During the fourth quarter of 1998, UNUM recorded a $59.4 million increase in the reserve for group and individual disability claims incurred as of December 31, 1998. Incurred claims included claims known as of that date and an estimate of those claims that had been incurred but not yet reported. Claims that had been incurred but were not yet reported are considered liabilities of UNUM. These claims are expected to be reported during 1999 and will be affected by the claim operations integration activities. The $59.4 million claim reserve increase represents the estimated value of cash payments to be made to these claimants as a result of the claim operations integration activities. The cash payments will be paid over the life of the claims which is expected to average approximately six years. Management believed the reserve adjustment was required based upon the integration plan it had in place and to which it had committed, and based upon its ability to develop a reasonable estimate of the financial impact of the expected disruption to the claims management process. According to the integration plan, the planning, training, and implementation of the new claims management processes are expected to be substantially completed by the end of 1999.

     Claims management is an integral part of the disability operations. Disruptions in that process can create material, short-term increases in claim costs. The proposed merger of UNUM and Provident is expected to have a near term adverse impact on the efficiency and effectiveness of UNUM's claims management function resulting in some delay in claim resolutions and additional claim payments to policyholders. Claim personnel will be distracted from normal claim management activities as a result of planning and implementing the integration of the two companies' claims organizations. In addition, employee turnover and additional training will further reduce resources and productivity. An important part of the claims management process is assisting disabled policyholders with rehabilitation efforts. This complex activity is important to the policyholders because it can assist them in returning to productive work and lifestyles more quickly, and it is important to UNUM because it shortens the duration of claim payments and thereby reduces the ultimate cost of settling claims.

     Immediately following the announcement of the merger and continuing into December of 1998, senior management of UNUM and Provident worked to develop the strategic direction of the UNUMProvident claims organization. As part of the strategic direction, senior management committed claims management personnel to be involved in developing the detailed integration plans and implementing the plans during 1999. For the first six months of 1999, the plan anticipated that 80 claims managers and benefits specialists will be involved up to 30% of their time developing the detailed integration plans. Once the merger is consummated, which was expected to be June 30, 1999, all claims personnel are expected to be involved in the process of implementing the new work processes and will require training. The implementation and training effort was estimated to require one month of productive time from each of the claims staff between June 30, 1999 and December 31, 1999. Management believes that the anticipated twelve month period is adequate to execute the integration plan. Knowing that those involved in the claim operations integration activities would not be available full time to perform their normal claims management functions, management deemed it necessary to anticipate this effect on the claim reserves at December 31, 1998.


     The reserving process begins with the assumptions indicated by past experience and modifies these assumptions for current trends and other known factors. UNUM anticipated the merger related developments discussed above would generate a significant change in claims department productivity, reducing claim resolution rates, a key assumption when establishing reserves. Management developed actions to mitigate the impact of the merger on claims department productivity including the hiring of additional claim staff and restricting early retirement elections by claims personnel. Where feasible, management also planned to obtain additional claims management resources through outsourcing. All such costs will be expensed in the period incurred and management does not expect these additional costs to be material in relation to results of operations. Management reviewed its integration plans and the actions intended to mitigate the impact of the integration with claim managers to determine the extent of disruption in normal activities. Considering all of the above, the revised claim resolution rates, as a percentage of the original assumptions (i.e., excluding the effect of the claim operations integration activities), were 90% for the first and second quarters of 1999, 81% for the third quarter, and 85% for the fourth quarter of 1999. The revised claim resolution rates for the third and fourth quarters are lower than the first and second quarters because all claims staff are expected to be involved in the implementation and training efforts. The integration activities as indicated in the action plans were expected to be completed by December 31, 1999. In order to evaluate the financial effect of merger-related integration activities, UNUM projected the ultimate costs of settling all claims incurred as of December 31, 1998 using the revised claim resolution rates. This projection was compared to the projection excluding the adjustment to the claim resolution rates to obtain the amount of the charge. UNUM reviewed its estimates of the financial impact of the claim operations integration activities with its actuaries and independent auditors.

     Claim reserves at December 31, 1998 include $59.4 million as the estimated value of projected additional claim payments resulting from these claims operations integration activities. This reserve increase was reflected as a $49.0 million increase in benefits to policyholders and a $10.4 million reduction in fee income in the Disability Insurance segment. The reduction in fee income represents increased reserves for the United States non-cancellable individual disability business that is reinsured with Centre Life Reinsurance Limited ("Centre Re"). See Note 6 "Reinsurance" for further information on the reinsurance transaction. The effect of lower claims resolutions is expected to emerge quarterly in the amount of $14.1 million for each of the first two quarters of 1999, $18.0 million in the third quarter, and $13.2 million in the fourth quarter of 1999. If claims resolutions emerge as expected, there will be no impact to income from operations during 1999. Any variance from the assumptions noted above will be reflected in income in the current period. The adverse impact of the claim operations integration activities on resolution rates is not expected to continue beyond 1999. UNUM will report in its subsequent filings and will discuss within the Disability

                                               UNUM Corporation and Subsidiaries


Insurance segment section of management's discussion and analysis, the status of the claim operations integration activities, the impact of these activities and any material variances from the revised estimate of claim resolution rates. As part of the periodic review of claim reserves, management will review the status and execution of the claim operations integration plan with the claims management on a quarterly basis. The review will consider claim operations integration activities planned for future periods and evaluate whether the future planned activities will result in claim resolution rates consistent with those considered in the reserve established at December 31, 1998. The claim reserves may require further increases or decreases as facts concerning the merger and its effect on benefits to policyholders emerges. Among the factors that could affect the reserve assumptions is the possible delay in the consummation of the merger, thus delaying implementation of integration of the companies' claim management operations. Other factors include the level of employee turnover, timing and complexity of computer system conversions, and the timing and level of training and integration activities of the claim management staff relative to the original integration plan of UNUM.


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

     In 1994 UNUM recorded a premium deficiency reserve strengthening related to the non-cancellable ID block of business in conjunction with its announcement to exit the non-cancellable form of ID coverage in the United States. The reinsurance fees due Centre Re are expenses that were not contemplated when reserves were strengthened in 1994. Since these fees would have caused the non-cancellable ID block of business to be in a loss situation, UNUM recognized a pretax charge of $49.7 million in the fourth quarter of 1996. The charge represented the present value of the anticipated minimum amount of fees to be paid to Centre Re under the agreement for a period of six years. UNUM has the right, but no obligation, to recapture the business after six years without penalty. UNUM paid $9.4 million in fees to Centre Re during 1998 and 1997.

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

                                               UNUM Corporation and Subsidiaries

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

NOTE 8. NOTES PAYABLE

     Notes payable consisted of the following at December 31:

(Dollars in millions)                                                     1998          1997
-------------------------------------------------------------------   -----------   -----------
   Short-term debt:
    Commercial paper, with weighted-average interest rates of
     5.5% and 6.3% in 1998 and 1997, respectively .................    $   85.7      $   50.9
    Other notes payable, with weighted-average interest rates of
     1.1% and 1.0% in 1998 and 1997, respectively .................         8.9           7.7
    Medium-term notes payable, due 1999, with interest
     rates of 7.0% ................................................        21.4          68.0
    Other borrowing with an effective interest rate of
     5.8%, $168.3 million issued net of unamortized offering
     costs of $0.8 million and $0.6 million in 1998 and 1997,
     respectively .................................................       167.5            --
                                                                       --------      --------
      Total short-term debt .......................................       283.5         126.6
                                                                       --------      --------
   Long-term debt:
    Long-term notes payable, due 2028, with an interest rate of
     6.75%, $250.0 million issued, net of unamortized hedging
      costs and issuance fees of $21.9 million.....................       228.1            --
    Medium-term notes payable, due 2000 to 2028, with interest
     rates ranging from 5.9% to 7.5% ..............................       202.7         174.2
    Monthly income debt securities, due 2025, with an interest rate of 8.8%, $172.5 million issued net of unamortized offering costs of $5.0 million and $5.2 million in 1998 and 1997,
      respectively ................................................       167.5         167.3
    Other borrowing, due 2007, with an effective interest rate of
      5.8%, $168.3 million issued net of unamortized offering
      costs of $0.8 million and $0.6 million in 1998 and 1997,
      respectively ................................................          --         167.7
                                                                       --------      --------
      Total long-term debt ........................................       598.3         509.2
                                                                       --------      --------
      Total notes payable .........................................    $  881.8      $  635.8
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


     Aggregate maturities of notes payable are as follows: 1999--$283.5 million; 2000--$60.0 million; 2001--
none; 2002--$35.0 million, 2003 and thereafter--$503.3 million.

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


     In connection with the pending merger (see Note 17 "Proposed Merger with Provident and Pro Forma Combined Condensed Financial Statements (Unaudited),") outstanding options which have otherwise not vested will do so as a result of a change in control as defined by the plans. For outstanding options related to the Option Plan, Incentive Plan and the 1998 Option Plan, a change in control will occur at the time shareholders vote in favor of the merger. Outstanding options related to the 1996 Incentive Plan will vest upon the consummation of the merger.


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

Preferred Stock Purchase Rights

     UNUM adopted a Shareholder Rights Plan on March 13, 1992. Under the Plan, each Right, under specific circumstances, entitles the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $150. The Rights become exercisable at a specified time after
(1) a person or group acquires 10% or more of UNUM Corporation common stock or
(2) a tender or exchange offer for 10% or more of UNUM Corporation common stock. The Shareholder Rights Plan was amended in 1998 such that Provident, as a result of the merger and related transactions contemplated by the merger, will not be deemed to be an Acquiring Person as defiend in the Rights Agreement. The Rights expire at the close of business on March 13, 2002, unless earlier redeemed by the Company under certain circumstances at a price of $0.01 per Right.

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

                                               UNUM Corporation and Subsidiaries

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

     Summarized financial information for the four reportable operating segments and Corporate is as follows:


                                                           Year Ended December 31,
                                                ---------------------------------------------
(Dollars in millions)                                1998            1997            1996
---------------------------------------------   -------------   -------------   -------------
Premiums:
 Disability Insurance .......................    $  2,125.9      $  1,816.5      $  1,889.9
 Special Risk Insurance .....................       1,159.1           915.5           748.2
 Colonial Products ..........................         552.7           525.4           493.7
 Retirement Products ........................           4.0             6.3            19.7
                                                 ----------      ----------      ----------
  Total premiums ............................    $  3,841.7      $  3,263.7      $  3,151.5
                                                 ==========      ==========      ==========
Investment Income:
 Disability Insurance .......................    $    473.8      $    471.1      $    468.8
 Special Risk Insurance .....................          78.7            70.1            57.3
 Colonial Products ..........................          65.8            57.6            47.6
 Retirement Products ........................          39.0            55.5           214.4
 Corporate ..................................           4.1             6.7            15.2
                                                 ----------      ----------      ----------
  Total investment income ...................    $    661.4      $    661.0      $    803.3
                                                 ==========      ==========      ==========
Deferred acquisition cost amortization:
 Disability Insurance .......................    $     64.8      $     52.1      $     87.3
 Special Risk Insurance .....................         143.3            94.0            53.9
 Colonial Products ..........................          89.5            80.7            72.5
 Retirement Products ........................            --             0.1              --
                                                 ----------      ----------      ----------
  Total amortization ........................    $    297.6      $    226.9      $    213.7
                                                 ==========      ==========      ==========
Pretax operating income (loss):
 Disability Insurance .......................    $    348.3      $    315.8      $    278.4
 Special Risk Insurance .....................         159.4           124.8            90.2
 Colonial Products ..........................         105.1            98.8            92.7
 Retirement Products ........................           1.0             4.7            13.6
 Corporate ..................................         (58.0)          (51.8)          (37.5)
                                                 ----------      ----------      ----------
  Total pretax operating income .............         555.8           492.3           437.4
Taxes on pretax operating income ............         167.6           150.6           135.7
                                                 ----------      ----------      ----------
  Operating income ..........................         388.2           341.7           301.7
Special items, net of tax ...................         (38.6)           30.8           (66.0)
Realized gains (losses), net of tax .........          13.8            (2.2)            2.3
                                                 ----------      ----------      ----------
Net income ..................................    $    363.4      $    370.3      $    238.0
                                                 ==========      ==========      ==========

                                                                December 31,
                                              ------------------------------------------------
(Dollars in millions)                              1998             1997             1996
-------------------------------------------   --------------   --------------   --------------
Identifiable Assets:
 Disability Insurance .....................    $   9,683.4      $   8,546.6      $   7,846.8
 Special Risk Insurance ...................        2,268.2          1,821.6          1,410.0
 Colonial Products ........................        1,519.4          1,334.7          1,094.1
 Retirement Products ......................          966.3          1,115.9          4,478.8
 Corporate ................................          374.5            254.0            396.7
 Individual Participating Life and Annuity.          371.1            367.3            354.0
                                               -----------      -----------      -----------
  Total assets ............................    $  15,182.9      $  13,440.1      $  15,580.4
                                               ===========      ===========      ===========

                                               UNUM Corporation and Subsidiaries

     Information concerning principal geographic areas is as follows:

                                                 Year Ended December 31,
                                      ---------------------------------------------
(Dollars in millions)                      1998            1997            1996
-----------------------------------   -------------   -------------   -------------
Geographic information on premiums:
 United States ....................    $  3,391.7      $  2,938.1      $  2,900.4
 Foreign countries ................         450.0           325.6           251.1
                                       ----------      ----------      ----------
  Total premiums ..................    $  3,841.7      $  3,263.7      $  3,151.5
                                       ==========      ==========      ==========

                                                   Year Ended December 31,
                                           ---------------------------------------
(Dollars in millions)                          1998          1997          1996
----------------------------------------   -----------   -----------   -----------
Geographic information on income
 before income taxes:
 United States .........................    $  473.3      $  497.5      $  315.2
 Foreign countries .....................        44.1          38.9          26.4
                                            --------      --------      --------
  Total income before income taxes .....    $  517.4      $  536.4      $  341.6
                                            ========      ========      ========

                                                           December 31,
                                         ------------------------------------------------
(Dollars in millions)                         1998             1997             1996
--------------------------------------   --------------   --------------   --------------
Geographic information on identifiable
 assets:
 United States .......................    $  13,703.7      $  11,941.7      $  14,239.8
 Foreign countries ...................        1,479.2          1,498.4          1,340.6
                                          -----------      -----------      -----------
  Total assets .......................    $  15,182.9      $  13,440.1      $  15,580.4
                                          ===========      ===========      ===========

     UNUM's long-lived assets are not material to the total consolidated assets and are not presented by geographic region.

     The following is provided to reconcile certain financial information for the reportable segment totals to consolidated totals and provide a description of the reconciling items:

                                                        Year Ended December 31,
                                                ---------------------------------------
(Dollars in millions)                               1998          1997          1996
---------------------------------------------   -----------   -----------   -----------
Deferred acquisition cost amortization:
 Total amortization for reportable
 segments ...................................    $  297.6      $  226.9      $  213.7
 Special item -- deferred acquisition
 cost write-offs (a) ........................          --            --          11.7
                                                 --------      --------      --------
  Total consolidated amortization ...........    $  297.6      $  226.9      $  225.4
                                                 ========      ========      ========
Income before income taxes:
 Total pretax operating income for
 reportable segments and Corporate ..........    $  555.8      $  492.3      $  437.4
 Realized investment gains (losses) .........        21.0          (3.6)          3.4
 Special items:
   Disability claims reserve
    increase (b) ............................       (59.4)           --            --
  TSA deferred gain recognition (c) .........          --          72.6            --
  Reorganization costs (a) ..................          --          (6.5)           --
  Reinsurance pool results (d) ..............          --         (18.4)           --
  Individual disability reinsurance fees (e).          --            --         (49.7)
   Write-offs and future loss
    reserves (a) ............................          --            --         (39.4)
  Merger and integration costs (f) ..........          --            --         (10.1)
                                                 --------      --------      --------
   Total consolidated income before
    income taxes ............................    $  517.4      $  536.4      $  341.6
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


NOTE 17. PROPOSED MERGER WITH PROVIDENT AND PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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


     The unaudited pro forma combined condensed financial statements as of December 31, 1998, and for each of the three years ended December 31, 1998, 1997 and 1996, are based on and derived from, and should be read in conjunction with the UNUM and Provident historical consolidated financial statements and related notes.

     On the date the merger is completed UNUMProvident will record an expense related to the merger of approximately $138.0 million ($101.0 million net of income taxes). The estimated expenses related to the merger include amounts for severance and related costs, exit costs for duplicative facilities and asset abandonments, and investment banking, legal and accounting fees. In addition, Provident will record an expense related to the early retirement offer on the date the merger is consummated of approximately $14.0 million ($9.0 million net of income taxes). The early retirement offer to Provident's employees is subject to acceptance by the employees and the closing of the merger. Generally accepted accounting principles ("GAAP") requires both contingencies to be met before the charge is recognized. UNUM will record an expense related to the early retirement offer of approximately $58.0 million ($38.0 million net of income taxes). The UNUM early retirement offer to employees is not contingent upon the closing of the merger; therefore, under GAAP, the charge will be recorded as soon as the employees accept the offer. The employees have until June 17, 1999 to accept the offer or the offer will expire.

     The estimated expenses related to the merger and the early retirement offers to employees have not been reflected in the unaudited pro forma combined condensed balance sheet or statements of income and related per share calculations. The estimated expenses represent management's best estimates based on available information at this time. Actual charges will differ from these estimates.


     The unaudited pro forma financial statements are presented for comparative purposes only and are not necessarily indicative of the results of operations that would have been realized had the merger been completed

                                               UNUM Corporation and Subsidiaries

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

                UNUM Corporation and Provident Companies, Inc.
             Unaudited Pro Forma Combined Condensed Balance Sheet
                            As of December 31, 1998


                                                      Historical
                                            -------------------------------                        UNUM/Provident
                                                                                  Pro Forma          Pro Forma
                                                 UNUM           Provident        Adjustments          Combined
                                            --------------   --------------   -----------------   ---------------
(Dollars in millions)
-----------------------------------------
   ASSETS
   Invested assets ......................    $   9,837.7      $  17,332.7        $      --          $  27,170.4
   Reinsurance receivables ..............        1,770.0          3,101.0               --              4,871.0
   All other assets .....................        3,539.9          2,276.7               --              5,816.6
   Separate account assets ..............           35.3            377.7               --                413.0
                                             -----------      -----------        ---------          -----------
    Total assets ........................    $  15,182.9      $  23,088.1        $      --          $  38,271.0
                                             ===========      ===========        =========          ===========
   LIABILITIES AND
    STOCKHOLDERS' EQUITY
   Policy liabilities, accruals and
    unearned premiums ...................    $   9,201.4      $  14,343.0        $   230.0(b)       $  23,774.4
   Other policyholders' funds ...........          875.4          3,227.3               --              4,102.7
   All other liabilities ................        2,333.1          1,431.6            (80.0)(b)          3,684.7
   Separate account liabilities .........           35.3            377.7               --                413.0
                                             -----------      -----------        ---------          -----------
    Total liabilities ...................       12,445.2         19,379.6            150.0             31,974.8
   Company Obligated Mandatorily
    Redeemable Preferred Securities
    of Subsidiary Trust Holding
    Soley Junior Subordinated Debt
    Securities of the Company ...........             --            300.0               --                300.0
                                             -----------      -----------        ---------          -----------
   Common stock .........................           20.0            135.7           (131.9)(c)             23.8
   Additional paid-in capital ...........        1,151.2            762.0           (954.0)(c)            959.2
   Accumulated other comprehensive
    income ..............................          229.0            685.7               --                914.7
   Retained earnings ....................        2,444.9          1,834.3           (150.0)(b)          4,129.2
   Treasury stock .......................       (1,085.9)            (9.2)         1,085.9 (c)             (9.2)
   Restricted stock deferred
    compensation ........................          (21.5)              --               --                (21.5)
                                             -----------      -----------        ---------          -----------
    Total stockholders' equity ..........        2,737.7          3,408.5           (150.0)             5,996.2
                                             -----------      -----------        ---------          -----------
    Total liabilities and stockholders'
      equity ............................    $  15,182.9      $  23,088.1        $      --          $  38,271.0
                                             ===========      ===========        =========          ===========


   (b) UNUM and Provident are in the process of reviewing their accounting policies and financial statement classifications and as a result of this review, it may be necessary to adjust the combined financial statements to conform to those accounting policies and classifications that are determined to be most appropriate.

       One aspect of this preliminary review has indicated that UNUM's process and assumptions used to calculate the discount rate for claim reserves of certain disability businesses differs from that used by Provident. While UNUM and Provident's current methods for calculating the discount rate for disability claim reserves are in accordance with generally accepted accounting principles, both companies' management believe that the combined entity should have consistent discount rate accounting policies and methods for applying these policies for similar products. Anticipated in the merger was the combination of the investment functions of UNUM and Provident. UNUMProvident's investment function will be managed by Provident's personnel and the current investment strategies of Provident will be utilized by the combined entity. The current UNUM methodology uses the same investment strategy for assets backing both liabilities and surplus. The Provident

                                               UNUM Corporation and Subsidiaries


       methodology allows for different investment strategies for assets backing surplus than those backing product liabilities which management has determined to be the most appropriate approach for the combined entity. Accordingly, UNUM will adopt Provident's method of calculating the discount rate for claim reserves.

       UNUM estimated the impact of this change in method on the estimate of unpaid claims reserves and will record a pretax charge effective with the merger of approximately $230 million ($150.0 million after-tax). This estimated merger related adjustment has not been reflected in the unaudited pro forma combined condensed statements of income and related per share calculations. This estimate, which will be reported in operating earnings, was based on a projection of UNUM's investment portfolio and claim liabilities as of June 30, 1999, the expected completion date of the merger. For the discount rates affected by the change in methodology, the current interest rates used to discount claim reserves, and the projected interest rates using the Provident method as of June 30, 1999, are as follows:

                                                                   December 31,     Projected as of
                                                                       1998          June 30, 1999
   Group long term disability (North America) .................         7.76%             6.65%
   Group long term disability and individual disability (United
    Kingdom) ..................................................         8.95%             7.74%
   Individual disability (North America) ......................         7.39%             6.79%

       UNUM's unpaid claim reserves for these disability lines as of June 30, 1999, were estimated to be $5,376 million using the UNUM method for determining reserve discount rates, and $5,606 million using the Provident method.


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

     Senator Mitchell associated with the firm of Verner, Liipfert, Bernhard, McPherson & Hand, Washington, D.C., as special counsel in January 1995 and associated with the firm of Preti, Flaherty, Beliveau & Pachios, Portland, Maine, as senior counsel in April 1997. He also serves as an advisor to B.T. Wolfensohn, an investment banking firm. At the request of the British and Irish governments, he served as chairman of the peace negotiations in Northern Ireland. Previously, he served as a United States senator from Maine from 1980 to 1994 and additionally as Senate Majority Leader from 1989 to 1994. Senator Mitchell also serves as a director or trustee of Federal Express

                                               UNUM Corporation and Subsidiaries

Corporation, KTI, Inc., Staples, Inc., Starwood Hotels and Resorts, Unilever PLC, The Walt Disney Company and Xerox Corporation.

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

B. Executive Officers of the Registrant

     The executive officers of UNUM are as follows:

                              Age (as of                                     An Officer
Name                       March 31, 1999)      Position held with UNUM        Since
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

                                               UNUM Corporation and Subsidiaries

                          SUMMARY COMPENSATION TABLE

                                         Annual Compensation      Long Term Compensation Awards
                                       ------------------------ ----------------------------------
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

                                               UNUM Corporation and Subsidiaries

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     Indicated below are the number of shares beneficially owned as of December 31, 1998, by holders of more than five percent of UNUM Corporation common stock as reported to the SEC by such holders on Form 13G and the percentage of the total shares of UNUM Corporation common stock outstanding, which such holdings represented on such date.


   o FMR Corp., 82 Devonshire Street, Boston, MA 02109, reported beneficial ownership of 8,593,853 shares (6.2%), including sole voting power over 422,883 shares and sole dispositive power over all such shares.

   o J.P. Morgan & Co. Incorporated, 60 Wall Street, New York, NY 10260, reported beneficial ownership of 10,084,034 shares (7.3%), including sole voting power over 7,303,438 shares, shared voting power over 194,600 shares, sole dispositive power over 9,864,984 shares and shared dispositive power over 216,850 shares.


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

                                                                               Number of Shares
                                                                              Beneficially Owned
                                                              Shares          Subject to Options      Total Shares
                 Directors and Named                       Beneficially        Exercisable as of      Beneficially
                  Executive Officers                        Owned(1)(2)         April 30, 1999         Owned(1)(2)
-----------------------------------------------------   ------------------   --------------------   ----------------
   James F. Orr III .................................       302,967 (3)              627,340           930,307 (3)
   Gayle O. Averyt ..................................       300,251 (4)                6,000           306,251 (4)
   Robert E. Dillon, Jr. ............................        11,647                   17,000            28,647
   Gwain H. Gillespie ...............................        63,356 (5)               12,000            79,356 (5)
   Ronald E. Goldsberry .............................         7,537                   14,000            21,537
   Donald W. Harward ................................         6,000 (6)               12,000            18,000 (6)
   George J. Mitchell ...............................         3,583                   10,000            15,583
   Cynthia A. Montgomery ............................         9,071 (7)               18,000            27,071 (7)
   James L. Moody, Jr. ..............................         8,898                   20,000            28,898
   Lawrence R. Pugh .................................        15,988                   20,000            35,988
   Lois Dickson Rice ................................         2,382                   14,000            16,382
   John W. Rowe .....................................         3,938                   12,000            15,938
   Robert W. Crispin ................................       101,041                  181,814           282,855
   Elaine D. Rosen ..................................        62,662                   68,852           131,514
   Robert E. Broatch ................................        39,323                   54,958            94,281
   Kevin P. O'Connell ...............................        58,024                   50,169           108,193
   All directors and executive officers as a group
    (18 persons including the above named)* .........     1,116,204 (8)            1,305,075         2,421,279 (8)

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

                                               UNUM Corporation and Subsidiaries

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Index of documents filed as part of this report:

     1. The following Consolidated Financial Statements of UNUM Corporation and subsidiaries are included in Item 8.


                                                                                  Page
                                                                                 -----
       Report of Independent Accountants .....................................    29
       Consolidated Statements of Income for the Years Ended
         December 31, 1998, 1997 and 1996 ....................................    30
       Consolidated Balance Sheets as of December 31, 1998 and 1997 ..........    31
       Consolidated Statements of Stockholders' Equity for the Years Ended
         December 31, 1998, 1997 and 1996 ....................................    32
       Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1998, 1997 and 1996 ....................................    33
       Consolidated Statements of Comprehensive Income for the Years
         Ended December 31, 1998, 1997 and 1996 ..............................    35
       Notes to Consolidated Financial Statements ............................    36

     2. Financial Statement Schedules

       II  Condensed Financial Information of UNUM Corporation (Registrant)       76
       III Supplementary Insurance Information                                    80
       IV  Reinsurance                                                            81
       V   Valuation and Qualifying Accounts and Reserves                         82

     3. Exhibits. See Index to Exhibits on page 83 of this report.


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

                           Name                                         Title                    Date
---------------------------------------------------------   ----------------------------   ---------------
        /s/ JAMES F. ORR III                                Chairman, President and
-------------------------------------                       Chief Executive Officer        March 31, 1999
         (James F. Orr III)

       /s/ ROBERT E. BROATCH                                Senior Vice President
-------------------------------------                       and Chief Financial Officer    March 31, 1999
        (Robert E. Broatch)

        /s/ JOHN M. LANG, JR.                               Vice President and
-------------------------------------                       Corporate Controller           March 31, 1999
          (John M. Lang, Jr.)

                *
-------------------------------------                       Director                       March 31, 1999
          (Gayle O. Averyt)

                *
-------------------------------------                       Director                       March 31, 1999
         (Robert E. Dillon, Jr.)

                *
-------------------------------------                       Director                       March 31, 1999
         (Gwain H. Gillespie)

                *
-------------------------------------                       Director                       March 31, 1999
         (Ronald E. Goldsberry)

                *
-------------------------------------                       Director                       March 31, 1999
         (Donald W. Harward)

                *
-------------------------------------                       Director                       March 31, 1999
          (George J. Mitchell)

                *
-------------------------------------                       Director                       March 31, 1999
        (Cynthia A. Montgomery)

                *
-------------------------------------                       Director                       March 31, 1999
         (James L. Moody, Jr.)

                *
-------------------------------------                       Director                       March 31, 1999
          (Lawrence R. Pugh)

                *
-------------------------------------                       Director                       March 31, 1999
          (Lois Dickson Rice)

                *
-------------------------------------                       Director                       March 31, 1999
           (John W. Rowe)

         /s/ KEVIN J. TIERNEY
-------------------------------------
 *(Kevin J. Tierney, as Attorney-in-fact
    for each of the persons indicated)
(Senior Vice President, General Counsel & Secretary)

                       UNUM CORPORATION (Parent Company)

           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              STATEMENTS OF INCOME

                                                                    Year Ended December 31,
                                                             --------------------------------------
(Dollars in millions)                                           1998          1997          1996
----------------------------------------------------------   ----------   -----------   -----------
   Revenues
    Dividends from subsidiaries* .........................    $  44.2      $  462.4      $  259.7
    Investment income ....................................        0.2           0.1           0.3
    Interest income on loans to subsidiaries* ............        3.3           2.6           2.5
    Fees and other income ................................         --           0.1            --
                                                              -------      --------      --------
     Total revenues ......................................       47.7         465.2         262.5
   Expenses
    Operating expenses ...................................        7.5           8.3           4.7
    Interest expense .....................................       40.9          41.7          40.7
    Interest expense on loans from subsidiaries* .........       17.4           2.5           0.1
                                                              -------      --------      --------
     Total expenses ......................................       65.8          52.5          45.5
                                                              -------      --------      --------
   Income (loss) before income taxes .....................      (18.1)        412.7         217.0
   Income tax benefit ....................................       29.6          17.3          15.1
                                                              -------      --------      --------
   Income before equity in undistributed net income
    (loss) of subsidiaries ...............................       11.5         430.0         232.1
   Equity in undistributed net income (loss) of
    subsidiaries* ........................................      351.9         (59.7)          5.9
                                                              -------      --------      --------
   Net income ............................................    $ 363.4      $  370.3      $  238.0
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
                                                  ============    ===========    =========    ============

                       UNUM CORPORATION AND SUBSIDIARIES

          SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                             (Dollars in millions)

                                                                   Additions
                                                         ------------------------------
                                           Balance at     Charged to
                                            beginning     costs and       Charged to                      Balance at end
              Description                   of period      expenses     other accounts     Deductions       of period
---------------------------------------   ------------   -----------   ----------------   ------------   ---------------
   Allowances for probable losses:
    Mortgage loans ....................     $  33.9        $   2.3            $--          $   (3.4)         $  32.8
    Real estate held for sale .........     $  17.8        $  (1.0)           $--          $     --          $  16.8

                        UNUM CORPORATION AND SUBSIDIARIES

                               INDEX TO EXHIBITS

Number             Description                                       Method of Filing
-------- ------------------------------   ---------------------------------------------------------------------
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