Form 10-Q/A
period 1999-03-31
UNUM CORP
filed 1999-06-02
CIK 795581

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A

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

                            Amendment No. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-Q for the quarterly period ended March 31, 1999:

Additional disclosures relating to the following "Notes to Consolidated Financial Statements (Unaudited)" in Item 1 "Financial Statements" have been provided:

  - the claim operations integration activities and the description of the discount rate used to calculate reserves in Note 2 "Reserves" and
  - the proposed merger with Provident Companies, Inc. in Note 9 "Proposed Merger with Provident and Pro Forma Combined Condensed Financial Statements."

Also, additional disclosures in the Disability Insurance segment section to discuss the claim operations integration activities and additional financial information in the chart preceding each segment discussion have been provided in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Date June 1, 1999                   /s/ ROBERT E. BROATCH
     ---------------------          -------------------------

                                    Robert E. Broatch
                                    Senior Vice President and
                                    Chief Financial Officer

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q/A

INDEX
                                                                     Page
Part I.  Financial Information

      Item 1.  Financial Statements

             Consolidated Statements of Income - Three Months Ended
               March 31, 1999, and 1998 (Unaudited)                      3

             Consolidated Balance Sheets as of March 31, 1999,
               (Unaudited) and December 31, 1998                         4

             Consolidated Statements of Cash Flows - Three Months
               Ended March 31, 1999, and 1998 (Unaudited)                5

             Consolidated Statements of Comprehensive Income (Loss) -
               Three Months Ended March 31, 1999, and 1998 (Unaudited)   6

             Notes to Consolidated Financial Statements (Unaudited)      7

             Independent Accountant's Review Report                     20

      Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     21

Part II. Other Information

      Item 6.  Exhibits and Reports on Form 8-K                         31

Signatures                                                              32

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
C O N S O L I D A T E D   S T A T E M E N T S   O F   I N C O M E

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

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
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

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S
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

UNUM CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
C O N S O L I D A T E D   S T A T E M E N T S   O F   C O M P R E H E N S I V E
  I N C O M E  (L O S S)

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

UNUM Corporation and Subsidiaries
Form 10-Q/A
Notes to Consolidated Financial Statements (Unaudited)
March 31, 1999

NOTE 1.  BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in the financial statements. Interim results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.
This report should be read in conjunction with the 1998 Form 10-K (as amended) of UNUM Corporation and subsidiaries ("UNUM").

NOTE 2.  RESERVES
-----------------

Claim Operations Integration Activites

As noted in Note 4 "Reserves" in UNUM's Form 10-K (as amended), it is UNUM's policy to estimate the ultimate cost of settling claims in each reporting period based upon the information available to management at the time. Actual claim resolution results are monitored and compared to those anticipated in claim reserve assumptions. Claim resolution rate assumptions are based on UNUM's experience as well as company actions, which would have a material impact on claim resolutions. Company actions for which plans have been established and committed to by management are factors, which would modify past experience in establishing claims reserves. Adjustments to the reserve assumptions will be made if expectations change.

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

Immediately following the announcement of the merger and continuing into December of 1998, senior management of UNUM and Provident worked to develop the strategic direction of the UNUMProvident claims organization. As part of the strategic direction, senior management committed claims management personnel to be involved developing the detailed integration plans and implementing the plans during 1999. For the first six months of 1999, the plan anticipated that 80 claims managers and benefits specialists will be involved up to 30% of their time developing the detailed integration plans. Once the merger is consummated, which was expected to be June 30, 1999, all claims personnel are expected to be involved in the process of implementing the new work processes and will require training. The implementation and training effort was estimated to require one month of productive time from each of the claims staff between June 30, 1999 and December 31, 1999. Management believes that the anticipated twelve month period is adequate to execute the integration plan. Knowing that those involved in the claim operations integration activities would not be available full time to perform their normal claims management functions, management deemed it necessary to anticipate this effect on the claim reserves at December 31, 1998.

The reserving process begins with the assumptions indicated by past experience and modifies these assumptions for current trends and other known factors. UNUM anticipated the merger related developments discussed above would generate a significant change in claims department productivity, reducing claim resolution rates, a key assumption when establishing reserves. Management developed actions to mitigate the impact of the merger on claims department productivity including the hiring of additional claim staff and restricting early retirement elections by claims personnel. Where feasible, management also planned to obtain additional claims management resources through outsourcing. All such costs will be expensed in the period incurred and management does not expect these additional costs to be material in relation to results of operations. Management reviewed its integration plans and the actions intended to mitigate the impact of the integration with claim managers to determine the extent of disruption in normal activities. Considering all of the above, the revised claim resolution rates, as a percentage of the original assumptions (i.e., excluding the effect of the claim operations integration activities), were 90% for the first and second quarters of 1999, 81% for the third quarter, and 85% for the fourth quarter of 1999. The revised claim resolution rates for the third and fourth quarters are lower than the first and second quarters because all claims staff are expected to be involved in the implementation and training efforts. The integration activities as indicated in the action plans were expected to be completed by December 31, 1999. In order to evaluate the financial effect of merger-related integration activities, UNUM projected the ultimate costs of settling all claims incurred as of December 31, 1998 using the revised claim resolution rates. This projection was compared to the projection excluding the adjustment to the claim resolution rates to obtain the amount of the charge. UNUM reviewed its estimates of the financial impact of the claims operations integration activities with its actuaries and independent auditors.

Claim reserves at December 31, 1998 include $59.4 million as the estimated value of projected additional claim payments resulting from these claims operations integration activities. This reserve increase was reflected as a $49.0 million increase in benefits to policyholders and a $10.4 million reduction in fee income in the Disability Insurance segment. The reduction in fee income represents increased reserves for the United States non-cancellable individual disability business that is reinsured with Centre Life Reinsurance Limited ("Centre Re"). See Note 6 "Reinsurance" in UNUM's Form 10-K (as amended) for further information on the reinsurance transaction. The effect of lower claims resolutions is expected to emerge quarterly in the amount of $14.1 million for each of the first two quarters of 1999, $18.0 million in the third quarter, and $13.2 million in the fourth quarter of 1999. If claims resolutions emerge as expected, there will be no impact to income from operations during 1999.
Any variance from the assumptions noted above will be reflected in income in the current period. The adverse impact of the claim operations integation activities on resolution rates is not expected to continue beyond 1999. UNUM will report in its subsequent filings and will discuss within the Disability Insurance segment section of management's discussion and analysis, the status of the claim operations integration activities, the impact of these activites and any material variances from the revised estimate of claim resolution rates. As part of the periodic review of claim reserves, management will review the status and execution of the claim operations integration plan with the claims management on a quarterly basis. The review will consider claim operations integration activities planned for future periods and evaluate whether the future planned activities will result in claim resolution rates consistent with those considered in the reserve established at December 31, 1998. The claim reserves may require further increases or decreases as facts concerning the merger and its effect on benefits to policyholders emerges. Among the factors that could affect the reserve assumptions is the possible delay in the consummation of the merger, thus delaying implementation of integration of the companies' claim management operations. Other factors include the level of employee turnover, timing and complexity of computer system conversions, and the timing and level of training and integration activities of the claim management staff relative to the original integration plan of UNUM.

During first quarter 1999, the claim operations integration activites progressed as assumed. At December 31, 1998, management assumed the revised claim resolution rates for first quarter 1999 to be 90% of assumptions, excluding the impact of the claim operations integration activities. The actual experience for the first quarter 1999 was 88% as compared with the 90% revised assumption, and the $59.4 million additional 1998 claims reserve adjustment was reduced by $14.1 million. First quarter 1999 pretax operating income was negatively impacted by $3.1 million representing the difference between the $14.1 million effect anticipated in the $59.4 million additional claims reserve adjustment and the effect of lower claim resolutions experienced during first quarter 1999. The liability remaining for claim operations integration activities at March 31, 1999, was $45.3 million. Management expects the remaining claim operations integration activities to impact claim reserves as anticipated at December 31, 1998, and its estimate of the reserve required for the remainder of 1999 is unchanged from its original estimate made at year end 1998. Management will continue to evaluate the impacts of the proposed merger with Provident on disability claims experience and the assumptions related to expected disability claims duration.

NOTE 3.  STOCKHOLDERS' EQUITY
-----------------------------

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

NOTE 5.  NOTES PAYABLE
----------------------

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

NOTE 6.  REINSURANCE BUSINESSES
-------------------------------

During first quarter 1999, UNUM recognized a pretax charge relating to reinsurance businesses of $101.1 million. The charge consisted of three components:

                                                     UNUM's Risk Participation
                                                  -----------------------------
Components           Total Pretax     Management          D&H           UNUM
(in millions)          Charge          Company        Underwriters     America
-------------------------------------------------------------------------------
Lloyd's of London      $ 45.5            $ 1.5            $44.0         $ --
Reinsurance facilities   28.6              --               --           28.6
Goodwill impairment      27.0             27.0              --            --
-------------------------------------------------------------------------------
  Total                $101.1            $28.5            $44.0         $28.6
===============================================================================

Lloyd's of London Estimated Losses - UNUM follows the periodic method of accounting for its Lloyd's of London ("Lloyd's") syndicate participation, which requires the premiums be recognized as revenue over the policy term, and claims, including the estimate of claims incurred but not reported, to be recognized as incurred. During the first quarter of 1999, UNUM received more information about the Lloyd's market from various sources, including managing agents/underwriters syndicate reports and published information from Moody's Investors Service. The information received indicated significant deterioration in the loss experience of open years of account primarily related to significant losses in certain syndicates (space and aviation, accident & health and other non-marine classes of business) and continued pressure on the pricing of insurance coverage provided by the Lloyd's market. In addition, UNUM discussed projected results of the Lloyd's market with the underwriters of the syndicates that UNUM manages through a subsidiary, which also indicated expected future deterioration of the open years of account. Using this information and recent experience with prior revisions of estimated losses in this business, UNUM performed a review of its claim reserve liabilities related to its open years of account. The review of estimates related to open years of account was performed based on UNUM's policy of periodically reviewing these estimates as information is received from the Lloyd's syndicates. The review resulted in revised best etimates of the expected ultimate profit (loss) for each open year of account, which were significantly below the levels estimated in 1998. The resulting charge to earnings in the amount of $44.0 million was reflected in income currently for the open years of account 1996 through 1999. In addition to the risk participation charge, UNUM recorded a charge of $1.5 million, which represented the reduction of previously recognized profit commissions related to the Lloyd's management company operations.

Reinsurance facility losses - As a result of the review performed on the Lloyd's syndicates discussed above and other third party publicized reinsurance exposures, UNUM undertook a periodic review of certain other reinsurance facilities related to new information regarding the ultimate cost of settling claims. The reinsurance pool business consists of more than 20 different pool facilities, the majority of which are managed by UNUM's Duncanson & Holt, Inc. affiliate and a few which are managed by third parties. UNUM's policy is to periodically review reserve assumptions that support the determination of the ultimate cost of settling claims for certain reinsurance pools. During first quarter 1999, UNUM reviewed the actuarial assumptions used to set reserves for certain reinsurance facilities based on the most current information available from the reinsurance pool managers. UNUM also received new information pertaining to a reinsurance pool managed by a third party that indicated a reserve increase was required. UNUM relied primarily on the third party pool manager judgement and recorded its portion of the reserve as reflected in the reinsurance pool statement from the third party pool manager. The new information received from the managed facilities and the third party facility indicated deterioaton in loss experience, primarily related to a longer duration of claims and increased incidence of new claims in certain facilities. The result of these reviews due to all the new information referred to above, was an increase to claim reserves of $28.6 million, which was recorded in first quarter 1999. UNUM determined that the increase to reserves was needed based on revised actuarial assumptions to reflect current and expected trends in claims experience and expenses.

Goodwill impairment - When an event or change in circumstance occurs that may indicate the recoverability of an asset should be assessed for impairment, UNUM performs a recoverability test using the appropriate model (held for use or held for sale) to determine if an impairment has occurred.

Following the poor results of the reinsurance businesses in the first quarter of 1999, UNUM updated the goodwill recoverability test using the most current results and forecasts. The goodwill recoverability test used the held for use model that compares the undiscounted cash flows of these businesses to determine whether those cash flows can recover the unamortized goodwill. After factoring in the first quarter results and current revised forecasts due to recent poor performance for these businesses, future undiscounted cash flows were insufficient to recover the entire goodwill amount, indicating that the goodwill was impaired. Goodwill recoverability testing of these businesses performed prior to March 31, 1999, had indicated that the goodwill was not impaired.

As a result of the impairment, UNUM calculated the estimated fair value of these businesses. In estimating the fair value, two valuation techniques were utilized, a discounted free cash flow model and a multiple of earnings model. UNUM believes that these valuation techniques are appropriate for this type of business as these techniques are what UNUM would use in evaluating a potential acquisition of this type of business. The results of the two valuation techniques created a range of fair values from $47 million to $64 million. UNUM evaluated the range of values produced by the valuation techniques and using internal management judgement of the potential liquidation value, UNUM determined its best estimate of fair value of its investment to be the midpoint of the range, or $55 million. The estimated fair value of $55 million was compared against $82 million of book value for the investment, resulting in a write-down of goodwill in the amount of $27 million.

On April 22, 1999, UNUM decided to sell the reinsurance management operations. In future periods, management will evaluate the fair value of the reinsurance management operations using the held for sale model, which compares the carrying value of the asset with the fair value less costs to sell the asset. The March 31, 1999 goodwill impairment of $27 million does not yet reflect the estimated costs to sell the asset. It is currently estimated that the costs to sell the reinsurance management operations will be between $2 million and $3 million. This cost will be reflected in the June 30, 1999 impairment analysis and may result in an additional writedown at that time.

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

NOTE 7.  ACCOUNTING PRONOUNCEMENT ADOPTED
-----------------------------------------

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

NOTE 8.  SEGMENT INFORMATION
----------------------------

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
============================================================================

(a) Management's evaluation of segment performance excludes realized investment gains (losses) and special items. See Note 6 "Reinsurance Businesses" for a description of the first quarter 1999 special item.

NOTE 9. PROPOSED MERGER WITH PROVIDENT AND PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS
------------------------------------------------------------------------

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

The following unaudited pro forma combined condensed financial statements and explanatory notes are presented to show the impact on the historical financial positions and results of operations of UNUM and Provident of the planned merger under the pooling of interests method of accounting. The unaudited pro forma combined condensed financial statements combine the historical financial information of UNUM and Provident as of March 31, 1999, and for the three-month periods ended March 31, 1999 and 1998, respectively, as well as for the three years ended December 31, 1998, 1997 and 1996, respectively. The unaudited pro forma combined condensed statements of income give effect to the merger as if it had been completed at the beginning of the earliest period presented. The unaudited pro forma combined condensed balance sheet assumes the merger was completed on March 31, 1999.

The unaudited pro forma combined condensed financial statements as of March 31, 1999, and for the three-month periods ended March 31, 1999 and March 31, 1998, are based on and derived from, and should be read in conjunction with the UNUM and Provident historical consolidated financial statements and related notes.

On the date the merger is completed UNUMProvident will record an expense related to the merger of approximately $139.0 million ($109.0 million net of income taxes). The estimated expenses related to the merger include amounts for severance and related costs, exit costs for duplicative facilities and asset abandonments, and investment banking, legal and accounting fees. In addition, Provident will record an expense related to the early retirement offer on the date the merger is consummated of approximately $19.0 million ($13.0 million net of income taxes). The early retirement offer to Provident's employees is subject to acceptance by the employees and the closing of the merger. Generally accepted accounting principles ("GAAP") requires both contingencies to be met before the charge is recognized. UNUM will record an expense related to the early retirement offer of approximately $75.0 million ($53.0 million net of income taxes). The UNUM early retirement offer to employees is not contingent upon the closing of the merger; therefore, under GAAP, the charge will be recorded as soon as the employees accept the offer. The employees have until June 17, 1999 to accept the offer or the offer will expire.

The estimated expenses related to the merger and the early retirement offers to employees have not been reflected in the unaudited pro forma combined condensed balance sheet or statements of income and related per share calculations. The estimated expenses related to the merger and to the early retirement offers to employees increased $23.0 million from the $210.0 million estimate previously reported in UNUM's Form 10-K (as amended). The increase was primarily a result of revised estimates for the number of employees accepting the early retirement offer, which is more costly than the severance plan, and exit activities related to duplicative facilities and asset abandonments. The estimated expenses represent management's best estimates based on available information at this time. Actual charges will differ from these estimates.

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
=============================================================================

UNUM/PROVIDENT UNAUDITED PRO FORMA COMBINED CONDENSED CONSOLIDATED STATEMENTS OF
                                   INCOME (a)

                                                        Year Ended December 31,
                                                     ---------------------------
(Dollars and shares in millions, except per
 common share data)                                 1998       1997       1996
--------------------------------------------------------------------------------
REVENUES
Premium income                                   $6,189.1   $5,317.4   $4,327.2
Net investment income                             2,035.4    2,015.7    1,893.4
Net realized investment gains                        55.0       11.5       (5.2)
Other income                                        299.9      357.0      148.2
--------------------------------------------------------------------------------
  Total revenues                                  8,579.4    7,701.6    6,363.6

BENEFITS AND EXPENSES
Policyholder benefits                             5,509.8    4,880.4    4,204.0
Commissions                                         826.5      716.2      555.2
Operating expenses                                 1,462.2    1,286.7    1,087.1
Increase in deferred policy acquisition costs      (325.8)    (236.0)    (116.7)
Amortization of value of business acquired
 and goodwill                                        66.6       52.7        7.7
Interest and debt expense                           119.9       84.9       58.5
--------------------------------------------------------------------------------
  Total benefits and expenses                     7,659.2    6,784.9    5,795.8
--------------------------------------------------------------------------------
Income before income taxes                          920.2      916.7      567.8
Income taxes                                        302.8      299.1      184.2
--------------------------------------------------------------------------------
  Net income                                        617.4      617.6      383.6
Preferred stock dividends                             1.9       12.7       12.7
--------------------------------------------------------------------------------
  NET INCOME AVAILABLE TO COMMON SHAREHOLDERS    $  615.5   $  604.9   $  370.9
================================================================================

NET INCOME PER COMMON SHARE:
  Basic                                          $   2.60   $   2.62   $   1.75
  Diluted                                        $   2.54   $   2.57   $   1.72
================================================================================

Average shares outstanding - basic (a)              237.0      230.7      212.4
Average shares outstanding - diluted (a)            242.3      235.8      215.3
================================================================================

(a) The above unaudited combined condensed pro forma consolidated statements of income reflect the combined results of the operations of UNUM and Provident for the periods presented. No adjustments have been made to arrive at net income available to common shareholders. The pro forma combined basic and diluted earnings per share for the respective periods presented are based on the combined weighted-average number of common and dilutive potential common shares and adjusted weighted-average shares of UNUM and Provident. The number of weighted-average common shares and adjusted weighted-average shares, including all dilutive potential common shares, reflect the reclassification of Provident common stock on a 0.73 to 1.0 basis and the conversation of each outstanding share of UNUM common stock into one share of UNUMProvident common stock in the merger.

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

    One aspect of this preliminary review has indicated that UNUM's process and assumptions used to calculate the discount rate for claim reserves of certain disability businesses differs from that used by Provident. While UNUM and Provident's current methods for calculating the discount rate for disability claim reserves are in accordance with generally accepted accounting principles, both companies' management believe that the combined entity should have consistent discount rate accounting policies and methods for applying these policies for similar products. Anticipated in the merger was the combination of the investment functions of UNUM and Provident. UNUMProvident's investment function will be managed by Provident's personnel and the current investment strategies of Provident will be utilized by the combined entity. The current UNUM methodology uses the same investment strategy for assets backing both liabilities and surplus. The Provident methodology allows for different investment strategies for assets backing surplus than those backing product liabilities which management has determined to be the most appropriate approach for the combined entity. Accordingly, UNUM will adopt Provident's method of calculating the discount rate for claim reserves.

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

                                                  March 31,      Projected as of
                                                   1999          June 30, 1999
    ----------------------------------------------------------------------------
    Group long term disability (North America)     7.74%            6.65%
    Group long term disability and individual
      disability (United Kingdom)                  8.81%            7.74%
    Individual disability (North America)          7.37%            6.79%
    ----------------------------------------------------------------------------

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


/S/ PRICEWATERHOUSECOOPERS  LLP

Portland, Maine
April 27, 1999

UNUM Corporation and Subsidiaries
Form 10-Q/A
March 31, 1999

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

A comparison of net income is impacted by the inclusion of realized investment gains (losses) and a special item that occurred in first quarter 1999. This management's discussion and analysis focuses on results on a pretax operating income basis, which is defined as income (loss) before income taxes exclusive of realized investment gains (losses) and special items. Realized investment gains (losses) are excluded from this discussion as management believes the volatility in gains and losses associated with the selling of invested assets in the financial markets is not representative of ongoing operations. Special items are excluded from this discussion as management considers them as being not representative of our ongoing operations and believes a discussion of the results on a pretax operating income basis provides a better understanding of the results of ongoing operations. While management believes that pretax operating income provides relevant and useful information, it does not replace income before income taxes and net income calculated in accordance with generally accepted accounting principles as a measure of UNUM's profitability. Therefore, this discussion should be read in conjunction with the Consolidated Financial Statements (Unaudited) and Notes to Consolidated Financial Statements (Unaudited) included elsewhere in the Form 10-Q (as amended) and the 1998 Form 10-K (as amended) of UNUM Corporation and subsidiaries ("UNUM").

The following table summarizes pretax operating income (loss) for the four operating segments and Corporate for the three months ended March 31, 1999, and 1998, and is followed by a discussion of the first quarter 1999 special item and a reconciliation of income (loss) before income taxes to pretax operating income
(loss).
                                                         Three Months Ended
                                                            March 31,
                                                     -------------------------

(Dollars in millions)                               1999       1998       Change
--------------------------------------------------------------------------------

SUMMARY OF PRETAX OPERATING INCOME (LOSS)
   Disability Insurance Segment                   $ 97.8     $ 84.9        15.2%
   Special Risk Insurance Segment                   39.5       36.1         9.4
   Colonial Products Segment                        26.2       24.0         9.2
   Retirement Products Segment                       0.3        0.5       (40.0)
   Corporate                                       (17.4)     (14.2)       22.5
--------------------------------------------------------------------------------
   Total pretax operating income                  $146.4     $131.3        11.5%
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

UNUM Corporation and Subsidiaries
Form 10-Q/A
March 31, 1999

DISABILITY INSURANCE SEGMENT
                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
(Dollars in millions)                                       1999          1998
------------------------------------------------------------------------------
REVENUES
Premiums
  Group LTD                                               $392.7        $342.4
  Group STD                                                 82.0          63.0
  UNUM Limited                                              46.7          38.9
  Individual Products                                       41.2          29.4
  Other Disability Insurance                                40.6          33.0
------------------------------------------------------------------------------
  Total premiums (a)                                       603.2         506.7
Investment income                                          125.2         117.0
Fees and other income                                       16.6          12.9
------------------------------------------------------------------------------
   Total operating revenues                                745.0         636.6

BENEFITS AND EXPENSES
Benefits to policyholders                                  494.4         413.0
Operating expenses                                         137.3         119.2
Commissions                                                 58.6          49.2
Increase in deferred
  policy acquisition costs                                 (43.1)        (29.7)
------------------------------------------------------------------------------
  Total operating benefits and expenses                    647.2         551.7
------------------------------------------------------------------------------
Pretax operating income (b)                                 97.8          84.9

Special items (c)                                          (16.5)          --
Realized gains (losses)                                     (0.1)          3.2
------------------------------------------------------------------------------
Income before income taxes (d)                            $ 81.2        $ 88.1
==============================================================================

SUPPLEMENTAL INFORMATION (e):

Sales (annualized new premiums)
  Group LTD                                               $ 65.2        $ 57.6
  Group STD                                               $ 27.6        $ 23.7
  UNUM Limited                                            $ 11.5        $  3.8
  Long Term Care                                          $ 11.5        $  4.7
  Lifelong Disability Protection                          $  3.7        $  2.3
Benefit ratio (% of premiums)                               82.0%         81.5%
Operating expense ratio
 (% of premiums)                                            22.8%         23.5%
==============================================================================

(a) One-time premiums, which are generated by claim block acquisitions, for the three months ended March 31, 1999, and 1998, were $21.0 million and $12.8 million, respectively, for group long term disability ("group LTD"). Management intends to pursue additional claim block acquisitions in the future.
(b) For the definition of pretax operating income see the Consolidated Overview.
(c) For a discussion of the first quarter 1999 special item see the caption "Special Item in First Quarter 1999" within the Consolidated Overview section.
(d) The Disability Insurance segment discussion of results is on a pretax operating income basis. Management believes pretax operating income is a better representation of our ongoing operations. While management believes pretax operating income provides relevant and useful information, it does not replace income before income taxes and net income calculated in accordance with generally accepted accounting principles as a measure of UNUM's profitability. Therefore, this discussion should be read in conjunction with UNUM's Consolidated Financial Statements (Unaudited) and Notes to Consolidated Financial Statements (Unaudited) included elsewhere in the Form 10-Q (as amended) and the 1998 Form 10-K (as amended).
(e) Information relating to sales is presented as an indicator of premium growth in the segment. Benefit ratios and operating expense ratios show the relative relationships among data to earned premiums in the segment's income statement.

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

The proposed merger of UNUM and Provident is expected to have a near term adverse impact on the productivity of UNUM's claims management function resulting in some delay in claim resolutions during 1999 and additional claim payments to policyholders. Claim personnel will be distracted from normal claim management activities as a result of planning and implementing the integration of the two companies' claims organizations. As previously reported in UNUM's Form 10-K (as amended), claim resolution rates were revised for claim operations integration activities in fourth quarter 1998. During first quarter 1999, those activities progressed as assumed. At December 31, 1998, management assumed the revised claim resolution rates for first quarter 1999 to be 90% of assumptions, excluding the impact of the claim operations integration activities. The actual experience for the first quarter 1999 was 88% as compared with the 90% revised assumption. The difference between the revised claim resolution rates and the actual claim resolution rates was reflected in pretax operating income during first quarter 1999. If the impact of merger related claim operations integration activities on claim durations had not been anticipated at December 31, 1998, first quarter 1999 pretax operating income would have been negatively impacted by $14.1 million. Management expects the remaining claim operations integration activities to impact claim reserves as anticipated at December 31, 1998. Management will continue to evaluate the impacts of the proposed mergerwith Provident on disability claims experience and the assumptions around expected disability claims duration. If the claim operations integration activities take longer than expected to implement or if they result in unforeseen difficulties, claim durations could continue to increase and income could be adversely affected.

During 1998, market interest rates fell to historically low levels negatively affecting investment returns. Management expects the reserve discount rate for certain disability lines will continue to decline due primarily to the impact of the declining interest rate environment resulting in higher claim liabilities. Management expects to price new business and reprice existing business, at contract renewal dates, in an attempt to mitigate the effect on new claim liabilities from declining interest rates. However, given the competitive market conditions for UNUM's disability products, it is uncertain whether pricing actions can mitigate the entire effect of interest rate declines. In addition, as previously disclosed in Note 9 "Proposed Merger with Provident and Pro Forma Combined Condensed Financial Statements," management expects to lower the discount rate used to calculate certain disability claim reserves, to conform with Provident's process and assumptions, which are considered more appropriate in the context of the combined entity resulting from the proposed merger with Provident.

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

UNUM Corporation and Subsidiaries
Form 10-Q/A
March 31, 1999

SPECIAL RISK INSURANCE SEGMENT
                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
(Dollars in millions)                                       1999          1998
------------------------------------------------------------------------------
REVENUES
Premiums
  Group life                                              $189.6        $154.4
  Other special risk products                              150.9         118.8
------------------------------------------------------------------------------
   Total premiums                                          340.5         273.2
Investment income                                           21.3          19.0
Fees and other income                                       20.1          15.9
------------------------------------------------------------------------------
   Total operating revenues                                381.9         308.1

BENEFITS AND EXPENSES
Benefits to policyholders                                  239.5         191.9
Operating expenses                                          74.3          59.5
Commissions                                                 74.9          61.3
Increase in deferred
  policy acquisition costs                                 (46.3)        (40.7)
------------------------------------------------------------------------------
  Total operating benefits and expenses                    342.4         272.0
------------------------------------------------------------------------------
Pretax operating income (a)                                 39.5          36.1

Special items (b)                                          (84.6)           --
Realized gains                                               0.1           0.1
------------------------------------------------------------------------------
Income before income taxes (c)                            $(45.0)       $ 36.2
==============================================================================

SUPPLEMENTAL INFORMATION (d):

Group life sales
 (annualized new premiums)                                $ 43.9        $ 31.3
Benefit ratio (% of premiums)                               70.3%         70.2%
Operating expense ratio
 (% of premiums)                                            21.8%         21.8%
==============================================================================

(a) For the definition of pretax operating income see the Consolidated Overview.
(b) For a discussion of the first quarter 1999 special item see the caption "Special Item in First Quarter 1999" within the Consolidated Overview section.
(c) The Special Risk Insurance segment discussion of results is on a pretax operating income basis. Management believes pretax operating income is a better representation of our ongoing operations. While management believes pretax operating income provides relevant and useful information, it does not replace income before income taxes and net income calculated in accordance with generally accepted accounting principles as a measure of UNUM's profitability. Therefore, this discussion should be read in conjunction with UNUM's Consolidated Financial Statements (Unaudited) and Notes to Consolidated Financial Statements (Unaudited) included elsewhere in the Form 10-Q (as amended) and the 1998 Form 10-K (as amended).
(d) Information relating to sales is presented as an indicator of premium growth in the segment. Benefit ratios and operating expense ratios show the relative relationships among data to earned premiums in the segment's income statement.

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

During first quarter 1999, UNUM conducted a comprehensive strategic review of its reinsurance businesses to determine the appropriateness of their fit within the context of the UNUMProvident merged entity. These businesses include the reinsurance management operations and the risk assumption (reinsurance pool participation, direct reinsurance and Lloyd's of London syndicate participation). In April 1999, UNUM completed the comprehensive strategic review of its reinsurance businesses. UNUM concluded that these businesses are not solidly aligned with UNUM's strength in the disability insurance market and decided to exit these businesses. UNUM intends to sell the reinsurance management operations and either reinsure the risk assumption businesses or place them in run-off.

UNUM Corporation and Subsidiaries
Form 10-Q/A
March 31, 1999

COLONIAL PRODUCTS SEGMENT
                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
(Dollars in millions)                                       1999          1998
------------------------------------------------------------------------------
REVENUES
Premiums                                                 $ 140.7       $ 137.5
Investment income                                           17.3          15.3
Fees and other income                                        0.2           1.6
------------------------------------------------------------------------------
   Total operating revenues                                158.2         154.4

BENEFITS AND EXPENSES
Benefits to policyholders                                   68.9          68.7
Interest credited                                            4.3           3.6
Operating expenses                                          36.5          35.4
Commissions                                                 28.5          32.2
Increase in deferred
  policy acquisition costs                                  (6.2)         (9.5)
------------------------------------------------------------------------------
  Total operating benefits and expenses                    132.0         130.4
------------------------------------------------------------------------------
Pretax operating income (a)                                 26.2          24.0

Realized gains                                               0.7           0.4
------------------------------------------------------------------------------
Income before income taxes (b)                           $  26.9       $  24.4
==============================================================================

SUPPLEMENTAL INFORMATION (c):

Sales (annualized
 first month's premiums)                                 $  48.1       $  41.2
Benefit ratio (% of premiums)                               49.0%         50.0%
Operating expense ratio
 (% of premiums)                                            25.9%         25.7%
==============================================================================

(a) For the definition of pretax operating income see the Consolidated Overview.
(b) The Colonial Products segment discussion of results is on a pretax operating income basis. Management believes pretax operating income is a better representation of our ongoing operations. While management believes pretax operating income provides relevant and useful information, it does not replace income before income taxes and net income calculated in accordance with generally accepted accounting principles as a measure of UNUM's profitability. Therefore, this discussion should be read in conjunction with UNUM's Consolidated Financial Statements (Unaudited) and Notes to Consolidated Financial Statements (Unaudited) included elsewhere in the Form 10-Q (as amended) and the 1998 Form 10-K (as amended).
(c) Information relating to sales is presented as an indicator of premium growth in the segment. Benefit ratios and operating expense ratios show the relative relationships among data to earned premiums in the segment's income statement.

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

UNUM Corporation and Subsidiaries
Form 10-Q/A
March 31, 1999

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

LITIGATION

Refer to Note 4 "Litigation" for information.

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

As of March 31, 1999, UNUM has completed the assessment phase and essentially completed the code remediation phase for all its critical and non-critical systems with approximately 95% completing the testing phase. Deployment is underway for most critical and non-critical systems as of March 31, 1999. As previously discussed in UNUM's 1998 Form 10-K (as amended), management has substantially completed all phases for its critical and non-critical systems, and as of March 31, 1999, continues to expect completion of all phases by the end of 1999.

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

UNUM Corporation and Subsidiaries
Form 10-Q/A
March 31, 1999

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                                                                          Page
(a) Exhibit Index

   12. Statement re:  Computation of ratio of earnings to fixed charges.    33

   15. Letter re:  Unaudited interim financial information.                 34

   27. Financial Data Schedules

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant with the Securities and Exchange Commission during the quarter ended March 31, 1999.

UNUM Corporation and Subsidiaries
Form 10-Q/A
March 31, 1999

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